Form 10-Q
period 1996-03-31
HDS NETWORK SYSTEMS INC
filed 1996-05-15
CIK 894743

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q
                            _______________________

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
        EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                       Commission File Number:  0-21240
                       ________________________________

                           HDS NETWORK SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                         23-2705700
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



                               400 Feheley Drive
                      King of Prussia, Pennsylvania 19406
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (610) 277-8300
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                       _________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No _____
                                   ---

As of May 13, 1996, there were outstanding 5,607,850 shares of the Registrant's Common Stock.
                                                              Page 1 of 13 pages
                                                     Exhibit Index is on page 12

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                                     INDEX
                                     -----

                                                                                     Page
                                                                                   Number
                                                                                   ------
PART I.     FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets:
            March 31, 1996 and June 30, 1995                                            2

            Consolidated Statements of Operations:
            Three Months and Nine Months Ended March 31, 1996 and 1995                  3

            Consolidated Statements of Cash Flows:
            Nine Months Ended March 31, 1996 and 1995                                   4

            Notes to Consolidated Financial Statements                                  5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         8

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                           12

Item 6.  Exhibits and Reports on Form 8-K                                              12

Signatures                                                                             13

                           HDS Network Systems, Inc.
                          Consolidated Balance Sheets

                                          (Unaudited)
                                          March 31, 1996   June 30,1995
                                          ---------------  -------------
          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $ 3,591,625      $ 2,184,983
  Short-term investments                     1,000,000        1,959,324
  Accounts receivable, net                   2,099,166        5,764,676
  Inventories                                2,917,790        2,215,015
  Prepaid expenses and other                   615,227          166,677
  Deferred income taxes                        381,917           81,917
                                           -----------      -----------

            Total current assets            10,605,725       12,373,592

PROPERTY AND EQUIPMENT, net                    560,025          550,276
CAPITALIZED SOFTWARE, net                      190,298          187,287
PREPAID ROYALTY, net                              -              50,000
                                           -----------      -----------

                                           $11,356,048      $13,161,155
                                           ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                           $      -         $   589,000
  Current portion of long-term debt              4,095            3,915
  Accounts payable                           1,376,640        2,797,652
  Accrued expenses                             118,202          400,574
  Deferred revenue                             154,906          137,204
  Income taxes payable                            -             626,375
                                           -----------      -----------

            Total current liabilities        1,653,843        4,554,720

LONG-TERM DEBT                                   6,877            9,293
                                           -----------      -----------
DEFERRED INCOME TAXES                          102,577          102,577
                                           -----------      -----------
COMMITMENTS
STOCKHOLDERS' EQUITY
   Common stock                                  5,610            5,610
   Additional paid-in capital                8,255,796        7,955,796
   Retained earnings                         1,465,946          706,837
   Deferred compensation                      (134,601)        (173,678)
                                           -----------      -----------

            Total stockholders' equity       9,592,751        8,494,565
                                           -----------      -----------

                                           $11,356,048      $13,161,155
                                           ===========      ===========

                           HDS Network Systems, Inc.
                     Consolidated Statements of Operations
          Nine Months and Three Months Ended March 31, 1996 and 1995

                                  (Unaudited)

                                 9 Months Ended March 31,       3 Months Ended March 31,
                                  1996             1995          1996            1995
                               ----------------------------   --------------------------
NET REVENUES                   $15,686,094     $15,214,360    $3,681,011    $3,358,063

COST OF REVENUES                11,855,927      11,491,463     2,647,720     2,569,022
                               -----------     -----------    ----------    ----------

   Gross profit                  3,830,167       3,722,897     1,033,291       789,041

OPERATING EXPENSES:

  Sales and marketing            1,441,542       1,082,826       591,991       339,600
  General and administrative       887,558         667,914       297,373       196,394
  Research and development         486,843         378,611       193,207       125,499
                               -----------     -----------    ----------    ----------

  Total operating expenses       2,815,943       2,129,351     1,082,571       661,493
                               -----------     -----------    ----------    ----------

   Operating income (loss)       1,014,224       1,593,546       (49,280)      127,548

INTEREST INCOME
   (EXPENSE), net                  178,672         (73,154)       57,182        (6,503)
                               -----------      -----------    ----------    ----------

   Income before taxes           1,192,896       1,520,392         7,902       121,045

INCOME TAXES                       433,787         648,619         2,845        50,838
                               -----------     -----------    ----------    ----------

NET INCOME                     $   759,109     $   871,773    $    5,057    $   70,207
                               ===========     ============   ==========    ==========

EARNINGS PER SHARE             $      0.13     $      0.28    $     0.02    $     0.02
                               ===========     ===========    ==========    ==========

WEIGHTED AVERAGE
   SHARES                        7,257,717       3,121,903    10,553,186     3,740,645
                               ===========     ===========    ==========     =========

                           HDS Network Systems, Inc.
                     Consolidated Statements of Cash Flows
                   Nine Months Ended March 31, 1996 and 1995

                                  (Unaudited)

                                                               9 Months Ended March 31,
                                                                 1996             1995
                                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $  759,109   $   871,773
     Adjustment to reconcile net income to net cash
      provided by operating activities-
          Depreciation and amortization                           305,821       196,865
     Changes in operating assets and liabilities-
      (Increase) decrease in-
          Accounts receivable                                   3,665,510     1,350,873
          Inventories                                            (701,775)      (57,375)
          Prepaid expenses and other                             (448,550)     (183,002)
      Increase (decrease) in-
          Accounts payable                                     (1,421,012)   (1,169,429)
          Accrued expenses                                       (282,372)     (108,041)
          Deferred revenue                                         17,702        16,030
          Income taxes payable                                   (626,375)      361,129
                                                               ----------   -----------
     Net cash provided by operating activities                  1,268,058     1,278,823
                                                               ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (136,982)     (339,709)
     Reduction in short-term investments                          959,324          -
     Capitalized software                                         (92,512)      (28,817)
                                                               ----------   -----------
     Net cash provided by (used in) investing activities          729,830      (368,526)
                                                               ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Merger with ISAC (net cash received)                            -       11,081,509
     Dividend to shareholders                                        -        5,500,000
     Repayment of line of credit                                 (589,000)   (1,580,000)
     Principal payments on long-term debt                          (2,246)     (633,267)
     Proceeds from the issuance of Common Stock                      -            6,750
                                                               ----------   -----------
     Net cash provided by (used in) investing activities         (591,246)    3,374,992
                                                               ----------   -----------

INCREASE IN CASH                                                1,406,642     4,285,289
CASH, BEGINNING OF PERIOD                                       2,184,983        30,032
                                                               ----------   -----------
CASH, END OF PERIOD                                            $3,591,625   $ 4,315,321
                                                               ==========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
     OPERATING ACTIVITIES:
     Cash paid for income taxes                                $1,001,000   $   287,490
                                                               ==========   ===========
     Cash paid for interest                                    $   10,475   $   123,828
                                                               ==========   ===========

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of the three and nine month periods ended March 31, 1996 are not necessarily indicative of results expected for the full year.
These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. MERGER TRANSACTION:
   -------------------

On March 2, 1995, Human Designed Systems, Inc. (HDS) merged with and into ISAC Acquisition Co., a wholly owned subsidiary of Information Systems Acquisition Corporation (ISAC). ISAC issued 2,807,867 shares of Common stock, cash of $5,500,000 and warrants to purchase 618,200 shares of ISAC Common stock at $5.50 per share to the shareholders of HDS. ISAC then changed its name to HDS Network Systems, Inc.

The merger resulted in HDS's stockholders having majority ownership of the merged entity. The merger was treated as an issuance of shares by HDS for the net assets of ISAC, which was primarily cash. The consolidated financial statements as of and for the year ended June 30, 1995 contain the assets and liabilities of both companies at their book values, and the historical earnings of HDS are presented as the historical earnings of the merged entity. The historical stockholders' equity of HDS prior to the merger has been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of ISAC's and HDS's stock with an offset to paid-in capital. Pro forma information is not presented since the combination is not considered a business combination for financial reporting purposes.

3. MAJOR CUSTOMERS:
   ----------------

Net revenues from one customer represented 20% of total net revenues for the three months ended March 31, 1996 and 19% of total net revenues for the nine month period then ended, while net revenues from another customer represented 25% of total net revenues for the nine months ended March 31, 1996. Net revenues from one customer represented 30% of total net revenues for the three months ended March 31, 1995 and 34% of total net revenues for the nine months ended March 31, 1995. At March 31, 1996 and 1995, the Company had receivables from these customers of approximately $378,000 and $562,000 respectively.

4. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                 March 31,       June 30,
                                                -------------------------
                                                   1996              1995
                                                -----------   -----------
     Purchased components and subassemblies     $ 1,388,783   $ 1,014,982
     Work-in-process                                203,837       197,859
     Finished goods                               1,325,170     1,003,174
                                                -----------   -----------
                                                $ 2,917,790   $ 2,216,015
                                                ===========   ===========


5. LINE OF CREDIT:
   ---------------

The Company has a $3,000,000 revolving line of credit (none outstanding at March 31, 1996) with a bank which expires on December 31, 1996 subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

6. LONG-TERM DEBT:
   ---------------

The Company has a term loan payable in monthly installments of approximately $400, including interest at 7.8%, with final payment due in July 1998.

7. STOCK OPTIONS:
   --------------

The Company has a stock option plan for employees and directors which provides for the grant of incentive and non-qualified stock options. The Company is authorized to issue options for the purchase of up to 1,000,000 shares of Common stock. Under the terms of the plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Except for options issued to non-employee directors, options generally vest and become exercisable ratably over four years, and expire five years from the grant date. Options granted to non-employee directors are made automatically upon the date they are first elected and on an annual basis pursuant to a formula set forth in the plan. Initial options granted to non-employee directors become fully vested nine months after the date of grant, and annual options become fully vested one year after the date of grant. As of March 31, 1996, the Company had options outstanding for the purchase of 900,000 shares of Common stock at prices ranging from $5.13 to $6.38 per share. Options to purchase 205,750 shares of Common stock were vested at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company provides a variety of hardware, software and service products designed to integrate and deliver networked information to the desktop cost effectively. The Company's desktop display stations and related software combine a variety of windowed-display, graphical user interface ("GUI") and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company's netVideo multimedia applications provide video teleconferencing across the enterprise or around the world across the Internet, as well as full motion video for remote training and enhanced information presentation. The Company has licensed Sun Microsystems, Inc.'s Java/TM/ technology and Spyglass, Inc.'s Enhanced Mosaic Web browser technologies that it intends to incorporate into a new line of Network Computer products designed to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

     The Company's current strategy is to become a provider of broader solutions in networked client/network technology by focusing on expanding its software products and technical services to take advantage of the opportunities provided by the growing convergence of communications, media and networking technologies and applications in a single integrated market. The Company also plans to continue to seek to acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through resellers, system integrators and OEMs. International sales are generally made through distributors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                    Three Months Ended     Nine Months Ended
                                         March 31,             March 31,
                                    ---------------          ------------
                                    1996       1995          1996     1995
                                    ----       ----          ----     ----
Gross Profit                        28.1%      23.5%        24.4%       24.5%



Operating expenses:
   Sales and marketing              16.1       10.1          9.2         7.1
   General and administrative        8.1        5.8          5.7         4.4
   Research and development          5.2        3.7          3.1         2.5
     Operating income               (1.3)       3.8          6.4        10.5
Interest income (expense), net       1.5       (0.2)         1.1        (0.5)
     Income before taxes             0.2        3.6          7.5        10.0

Income taxes                         0.1        1.5          2.8         4.3
                                     ---        ---          ---         ---

    Net Income                       0.1%       2.1%         4.7%        5.7%
                                    =====       ====      =======      ======

     For the three months ended March 31, 1996, net revenues increased by $322,948 or 9.6% to $3,681,011 from $3,358,063 for the comparable period in the prior fiscal year. Net revenues increased $471,734 or 3.1% to $15,686,094 for the nine months ended March 31, 1996 as compared to $15,214,360 for the comparable period in fiscal 1995. The increase in revenue is attributable to increased shipments of the Company's ViewStation Series of display stations.

     Sales to the United States government, through integration subcontracts and through direct sales, have historically constituted a significant portion of the Company's total net revenues. Sales under government contracts are subject to continued government funding, as to which there is no assurance. The Company's revenues for the three months ended March 31, 1996 reflected the lack of significant orders from its largest customer, to whom it supplies products under a government subcontract. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

     For the three months ended March 31, 1996, net income was $5,057 as compared to $70,207 for the comparable period in the prior year. Net income for the nine months ended March 31, 1996 was $759,109 as compared to $871,773 for the comparable period in fiscal 1995. The decrease in net income for both periods was due to significant increases in the Company's investment in both sales and marketing and research and development expenses during the periods. These investments, as well as increases in general and administrative expenses, were partially offset by higher revenues, increased investment income and a lower effective income tax rate.

     The Company's gross profit as a percentage of net revenues increased to 28.1% for the three months ended March 31, 1996 from 23.5% for the comparable three-month period of the prior fiscal year. For the nine-month period ended March 31, 1996, the Company's profit margin decreased to 24.4% from 24.5% in the prior period. The fluctuation in the Company's gross profit margins was primarily due to its mix of business, as its margins vary within the Company's product line. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

     Operating expenses for the three and nine months ended March 31, 1996 were $1,082,571 and $2,815,943, respectively. Operating expenses for the three-month period increased by $421,078 as compared to the three months ended March 31, 1995. For the nine-month period, operating expenses increased by $686,592 compared to the prior fiscal year. Sales and marketing expenses increased by $252,331 to $591,991 for the three months ended March 31, 1996 as compared to $339,600 for the prior year. During the nine-month period, sales and marketing expenses increased by $358,716 to $1,441,542 as compared to $1,082,826 in the prior period as a result of increased expenditures for advertising as well as investments in increasing the Company's sales and marketing staff. Research and development expenses for the three months ended March 31, 1996 increased by $67,708 to $193,207 from $125,499 in the prior year. For the nine-month period, research and development expenses increased to $486,843 from $378,611 in the prior fiscal year as the Company expanded its investment to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $297,373 for the three months ended March 31, 1996 from $196,394 in the prior year and to $887,558 for the nine months ended March 31, 1996 from $667,914 in the previous period due to an increase in corporate staff, increased expenditures relating to the compliance functions required of a public company and the Company's purchase of directors' and officers' liability insurance in the third quarter of the prior fiscal year.

     Operating income (loss) decreased to ($49,280) and $1,014,224 for the three- and nine-month periods ended March 31, 1996 from $127,548 and $1,593,546 for the comparable periods in the previous fiscal year. The decrease in operating income for both periods is the result of increased investments in the Company's sales and marketing and research and development expenses as well as increased general and administrative expenses, which were partially offset by higher revenues and, in the three-month period ended March 31, 1996, by higher gross profit margins.

     Net interest income (expense) increased in the three- and nine- month periods ended March 31, 1996 due to the use of the proceeds from the merger consummated in March 1995 to repay debt and provide interest income.

     The effective income tax rates were approximately 36.0% and 36.4% in the three and nine month periods ended March 31, 1996 as compared to 42.0% and 42.7% in the comparable periods of the prior fiscal year due to the implementation of tax planning strategies to reduce state taxable income.



FORWARD-LOOKING STATEMENTS

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, the timing and acceptance of new product introductions including the Company's new line of network computers, the mix of distribution channels through which the Company's products are sold, increased competition, the failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers, continued government funding of projects for which the Company is a subcontractor, increased competition in the desktop computer market and the Company's ability to complete strategic acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had net working capital of approximately $8,950,000 composed primarily of cash and cash equivalents, short-term investments, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $4,592,000 of cash and cash equivalents and short-term investments and a $3,000,000 bank line of credit facility, which was fully available as of March 31, 1996.

     Cash and cash equivalents and short-term investments increased by approximately $964,000 during the nine-month period ended March 31, 1996, primarily as a result of reduction of its accounts receivable, which was offset by a decrease in accounts payable and income taxes payable, and an increase in inventory.

     The Company generated approximately $1,268,000 in cash from operating activities in the nine months ended March 31, 1996 compared to $1,279,000 during the comparable period of fiscal 1995.

     Net cash provided by investing activities increased to approximately $730,000 in the nine months ended March 31, 1996 as compared to cash used in investing activities of approximately $369,000 in the comparable period of fiscal 1995 due to reductions in short-term investments. Net cash used in financing activities decreased in the nine months ended March 31, 1996 as compared to the comparable period in fiscal 1995 due to the repayment of line of credit borrowings during the current fiscal year and the merger of ISAC and HDS.

     The Company expects to fund current operations and other cash expenditures, as well as any acquisitions, through the use of available cash, cash from operations, funds available under its credit facility, possible new sources of debt financing, and its securities. The Company has no current plans, arrangements or understandings with respect to any such acquisition, and there is no assurance that it will be successful in completing any acquisitions.

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

                 None

           (b)   Reports on Form 8-K:

                 None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                   HDS NETWORK SYSTEMS, INC.



Date:  May 14, 1996                     By: /S/ MARK A. GELBERG
                                            --------------------------------
                                        Mark A. Gelberg, President and Chief
                                        Executive Officer



Date:  May 14, 1996                     By: /S/ SCOTT HOLLAND
                                            --------------------------------
                                        Scott Holland, Vice President of
                                        Finance and Administration (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)