Form 10-K
period 1996-06-30
HDS NETWORK SYSTEMS INC
filed 1996-09-25
CIK 894743

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
     (Mark One)
     [  X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1996
                                     or
     [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934


                        Commission File Number  0-21240
                                                -------

                           HDS NETWORK SYSTEMS, INC.
            (Exact name of registrant as specified in its charter.)

            Delaware                                   23-2705700
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


400 Feheley Drive, King of Prussia, Pennsylvania       19406
   (Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code: (610) 277-8300
          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered


              None                                     NASDAQ
- -------------------------------        -----------------------------------------
- --------


          Securities registered pursuant to Section 12(g) of the Act:

 Units consisting of one share of Common Stock and two Redeemable Common Stock
     Purchase Warrants; Common Stock, par value $.001 per share; and Redeemable Common Stock Purchase Warrants each to purchase one share of Common Stock for $5.50 per share
     ---------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X      NO ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $43,513,956. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on September 19, 1996. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 17, 1996 was 5,731,775.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 3, 1996 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.



                                           TABLE OF CONTENTS                PAGE
                                           -----------------                ----

   PART I......................................................................1
        ITEM 1.              BUSINESS..........................................1
        ITEM 2.              PROPERTIES........................................9
        ITEM 3.              LEGAL PROCEEDINGS.................................9
        ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                             HOLDERS...........................................9

   PART II.....................................................................9
        ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND
                             RELATED SHAREHOLDER MATTERS.......................9
        ITEM 6.              SELECTED FINANCIAL DATA..........................11
        ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS.......................................12
        ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......16
        ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH
                             ACCOUNTANTS ONACCOUNTING AND FINANCIAL
                             DISCLOSURE.......................................17

   PART III...................................................................17
        ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE
                             REGISTRANT.......................................17
        ITEM 11.             EXECUTIVE COMPENSATION...........................18
        ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT............................18
        ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED
                             TRANSACTIONS.....................................18

   PART IV....................................................................18
        ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                             REPORTS ON FORM 8-K..............................18

                                    PART I


   Forward-Looking Statements

        Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and certain other statements contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, the timing and acceptance of new product introductions including the Company's new line of network computers and operating system software, increased competition in the desktop computer market, the mix of distribution channels through which the Company's products are sold, the failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers, continued government funding of projects for which the Company is a subcontractor and the Company's ability to complete strategic acquisitions.


   ITEM 1.  BUSINESS.

   General

        HDS Network Systems, Inc. (the "Company") designs, manufactures and markets a family of network computers that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation/(TM)/ and related software combine a variety of windowed-display, graphical user interface ("GUI") and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network.

        The Company, which was formerly known as Information Systems Acquisition Corporation, was formed in November 1992 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which was to acquire an operating business in the information systems industry. During 1993 and 1994, the Company's efforts were limited to organizational activities, completion of an initial public offering and evaluation of possible acquisitions. On March 2, 1995, Human Designed Systems, Inc. ("Human Designed") was merged into a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, all of the outstanding shares of HDS were converted into the right to receive a total of 2,810,000 shares of the Company's Common Stock, 618,200 redeemable common stock purchase warrants and $5,500,000 in cash, in accordance with the exchange ratios set forth in the Merger Agreement. Upon completion of the Merger, the former shareholders of Human Designed owned approximately 50.1% of the outstanding Common Stock of the Company.

        Immediately prior to the consummation of the Merger, all of the directors of the Company, other than Arthur R. Spector, resigned from the Board of Directors and the director elected Mark A. Gelberg, Michael G. Kantrowitz, John M. Ryan and Howard L. Morgan (each of whom was designated by Human Designed), and Samuel A. Plum and Carl G. Sempier (the Company's designees) to serve as the new directors of the Company and the Subsidiary. In connection with the merger, the Company changed its name to HDS Network Systems, Inc., and the Subsidiary assumed Human Designed's name and operations. In April 1996 HDS was merged into the Company.

        In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. for the purpose of acquiring companies in the network computer services field, including information technology staffing companies and client-server consulting companies. The Company has hired James
   W. Dixon as President and Chief Executive Officer of the subsidiary and anticipates that it will commence making acquisitions during the second quarter of fiscal 1997. Mr. Dixon was also appointed to fill a vacancy on the Company's Board of Directors.

   Industry Background

        Organizations have been implementing enterprise-wide networks incorporating PCs, legacy equipment such as mainframes, and communications facilities in order to improve productivity and provide more computing power to users. Many organizations have moved from the traditional host/slave environment of the mainframe, toward distributed client/server computing with power, applications, and management decentralized across the enterprise. With increased use of the Internet, users now have access to information from any type of computer around the world. As a result, organizations continue to seek secure, powerful networks that are user-friendly and cost-efficient.

        A new set of technologies has emerged, designed to improve delivery of applications to end users. Network-centric computing using Internet technologies has become the foundation for many organizations' internal networks, or intranets, utilizing open, standards-based solutions. In the intranet model, remote servers and desktop clients cooperate over an internal network using the enabling technologies of the Internet, such as web browsing and Java, that can run on a variety of platforms. Using web browsers, users access applications through simple "point and click" commands.

        The Company's @workStation line of network computers is designed to implement this intranet computing model. Users of @workStation network computers can plug into existing networks and run existing PC, mainframe and UNIX applications in addition to Java and Internet applications. The products are specifically designed for networking, to allow access to any type of computer.

   Products

        The functionality of the Company's network computers is derived primarily from the Company's netOS operating system, an operating system based on open systems technologies. The operating system provides a compact foundation for the @workStation's features, including integrated Internet and Windows applications access, Java applications, videoconferencing, and multimedia. The netOS supports a range of industry standard communications and networking protocols and enables users to access any type of data or application on any platform, such as Windows NT, Windows 95, Windows 3.1, mainframe and UNIX.

        The Company has incorporated Sun Microsystems, Inc.'s Java/(TM)/ technology and Spyglass, Inc.'s web browser technologies into its netOS to provide cost-effective access to information and applications within the organization's enterprise and on the Internet. The Company's netVideo mulimedia applications provide video teleconferencing across the enterprise or around the world across the Internet, as well as full motion video for remote training and enhanced information presentation. The Company's network computers provide certain advantages over PCs, workstations and traditional terminals, particularly with respect to lower administrative costs, reduced obsolescence and improved ease of use.

        The Company's network computer product line was introduced in June 1996. Prior to the introduction of the network computer, the Company manufactured and marketed a family of desktop computing devices, including multimedia-capable X Window terminals. The X terminal product line was designed around industry standards and allowed users to access multiple forms of information simultaneously, using the industry standard X protocol and industry standard networking interfaces. The Company's new line of network computers utilizes many of the same open systems technologies which had been used in its X terminal products. The Company believes that its new line of network computers should have a broader market appeal than its X terminal products.

   Product Strategy

        The Company's objective is to maintain a leadership position in the evolving market for network computer products. Prior to the introduction of its network computer product family in June 1996, the Company was a leading provider of X Window terminals. The Company believes the market potential of the network computer is significantly larger than that of the X terminal market, and has invested significant resources in sales and marketing and research and development in the current year to introduce and market the new product family. The Company's network computer products incorporate the following elements:

        . Efficient, standards-based Operating System. During the current year, the Company developed netOS , an operating system for network computers based on industry standard protocols and technologies. The operating system allows users to access applications and information on multiple platforms, including Windows95(R), WindowsNT(R), Windows 3.1, UNIX(TM), mainframes, the Internet and Java(TM). The netOS operating system is used within the Company's own network computer product line, and the Company has made the operating system available for licensing to other manufacturers of network-centric computing devices.

        . Cost-effective, High-Performance Network Computer Family. The Company offers a full line of network computers, which are bundled with the netOS operating system. The HDS @workStation product family offers a choice of four model lines (@work Basic, Prima, Supra and Duo) with different levels of performance and capability.

             Each model uses an Intel i960 RISC processor, and the @work Supra models include additional hardware acceleration for faster performance. The @work Duo models incorporate the capability to connect two monitors to one network computer base, keyboard and mouse for applications that require additional screen space. The @workStation models can be paired with monitors ranging from a 14" monochrome monitor to a 21" color monitor.

        . Focus on Multi-vendor Open System Desktop Solutions. The Company concentrates all of its corporate resources on open system technologies designed around industry standards. The Company believes this focus, coupled with its vendor-independent solutions, provides a competitive advantage over its broader based computer systems competitors and independent competitors who traditionally have emphasized proprietary technologies instead of those based on open systems.

        . Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including system, windowing and networking software, applications software development, monitor design, graphics acceleration, multimedia design and compression algorithms.

        . Low-Cost Design and Manufacturing. The Company plans, implements and manages the manufacturing of its products to take advantage of industry-standard components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of products quickly to meet customer demand. The Company uses a common hardware architecture and integrated circuits which are common throughout its product line and employs industry-standard ASICs to reduce part counts and costs.

        . Multimedia. A full range of multimedia options can be added to certain HDS network computer models through additional hardware and software. Through its HDS netVideo technology, the Company lets a network computer user display full motion video from a camera, VCR or TV tuner in a window. The HDS Conference application, which runs on video-capable HDS network computers, enables users to send audio and video signals over a local area network or the Internet, enabling video teleconferencing. Video is converted by the HDS network computer from analog to digital form so that it can be sent over a network to other individual users, or to groups via an industry-standard technology called IP Multicasting.

        . Modularity and Use of Standard Peripherals. The HDS line of network computers is designed to be compatible with a wide range of standard off-the-shelf peripherals, ranging from keyboards and monitors to local hard drives and multimedia options such as video cameras, microphones and VCRs.

   Customers

        The Company's customers span a wide range of industries, including aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications.

        The following is a representative list of ongoing and significant customers which have generated a substantial portion of HDS's sales:

                          Representative HDS Customers

Aerospace Corporation                 Loral Vought Systems
Argonne National Laboratory           Martin Marietta
Arizona State University              McDonnell Douglas Aircraft
Bell Atlantic                         NASA Ames Research Center
The Boeing Company                    New York City Health and Hospitals
Boston University                     North American Van Lines
Bose Corporation                      PRC
BP Exploration                        Penn State University
California Institute of Technology    Pizza Hut
Cerner                                Purdue University
Dallas Semiconductor                  Rockwell International
Data General                          SAIC
Dow Jones Telerate                    Sandia National Laboratories
Drexel University                     Stanford University
E-Systems                             Southwestern Bell
Fairchild Space and Defense           TASC
Flight Safety International           The Toro Company
General Datacom                       TRW
Goddard Space Flight Center           Unitrode Integrated Circuits
Harris                                United States Air Force
Hot Wired                             University of California
Hughes Aircraft Company               U.S. Department of Commerce
International Business Machines       U.S. Geological Survey
Intel                                 Westinghouse Electric


   Product Development

        The Company believes that its ability to expand the market for its network computer products will depend in large part upon its ability to enhance its netOS operating system and its existing line of network computers and to continue developing, introducing and delivering new products which incorporate the latest improvements in multimedia, desktop integration and open systems technology. Accordingly, the Company is committed to investing significant resources in software and hardware development activities.

        The Company's current research and development programs include:

        . Development of new versions of its netOS operating system that will run on a diverse range of microprocessors.

        . Development of new software and hardware products targeted at desktop multimedia applications.


        .    Development of lower cost versions of its hardware products.

        The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. There can be no assurance that any of the Company's development efforts will result in the timely introduction of new products or that any such products will be commercially successful. Delays in the introduction of new or enhanced products or the failure of the products to gain commercial acceptance could adversely affect the Company's future results.

   Marketing and Sales

        The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's network computer products and netOS operating system, maintain the Company's position as a recognized innovator in the network computing industry and differentiate the Company's products from other network computers and personal computers. The Company's marketing activities include participation in trade shows and conferences, advertising and press relations with leading trade publications and the publication of technical articles.

        The Company distributes its products in North America through direct sales to end user customers, through resellers and through systems integration partners. The Company's products are currently sold by systems integrators for several government procurements, including the U.S. Forest Service's Project 615, in which the Company is a subcontractor to IBM. Sales to IBM for this project, which accounted for 27% and 12% of revenues for the years ended June 30, 1996 and 1995, respectively, are subject to continued government funding, and there is no assurance that IBM will receive adequate funding to allow it to continue to purchase the Company's products. During the 1995 fiscal year, the Company was a principal subcontractor to The Boeing Company under the RCAS (Reserve Component Automation System) project. As a result of a reduction in government appropriations for the RCAS project related to the Army's review of the project and its proposal to significantly change the system's architecture, Boeing's purchase of the Company's products since March 1995 have been insignificant, and the Company anticipates that they will continue to be insignificant. Revenues under this contract accounted for 25% and 35% of revenues for the years ended June 30, 1995 and 1994, respectively. Revenues to Intel Corporation, the Company's other significant customer, accounted for 16% and 11% of revenues for the years ended June 30, 1996 and 1995, respectively. Additionally, the timing of sales to the Company's customers and the continued evolution of the market for network computers will influence the Company's future operating results.

        The Company has distributors for its products throughout the world, including long-term relationships with distributors in Great Britain, France, Scandinavia, Germany, Switzerland, Italy, Spain, Russia, Israel, Jordan, Australia, Japan, Hong Kong, China and India. Foreign revenues, which accounted for approximately 3%, 6% and 10% of net revenues, respectively, in 1996, 1995 and 1994, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

   Service and Support

        The Company believes that its ability to provide service and support is and will continue to be an important element in the marketing of its products. The Company maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support specialists not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist in increasing the efficiency and productivity of their systems. The Company provides system level hardware support through its factory-based technical maintenance organization and primarily through contracted field system engineers.

        The Company typically warrants its products against defects in materials and workmanship for one year after purchase by the end user, and offers an extended warranty of up to an additional two years. To date, the Company has not encountered any material product maintenance problems.

   Competition

        The desktop computer market is characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from suppliers of workstations and personal computers, as well as providers and prospective providers of network computers.

        Competitive network computer products are, or are expected to be, offered by a number of established computer manufacturers, including International Business Machines Corporation ("IBM"), Sun Microsystems, Inc. ("Sun") and Oracle Corporation. Each of these companies has substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company also competes with a number of other suppliers, including Boundless Technologies, Inc. and Network Computing Devices, Inc. The Company believes that the principal competitive factors among network computer suppliers include breadth of product line, product price/performance, capabilities of the operating system used in the product, software features, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to these factors. Workstation manufacturers who also offer network computer products may have advantages over independent network computer vendors, including the Company, based on their ability to "bundle" their network computers, workstations and personal computers in certain large system sales. The Company anticipates increased competition from these system suppliers as the network computer market evolves and also expects that other established domestic and foreign computer equipment manufacturers may enter the network computer market.

        The Company, as well as other manufacturers of network computers, also face competition from established computer manufacturers whose personal computer and workstation products offer alternatives to network computers for most applications. In the high-performance, technical segment of the market, network computers compete with workstation networks offered by such manufacturers as Digital Equipment Corporation, Hewlett Packard Corporation, IBM and Sun. Because network-based computing does not require application processing capability on every desktop, network computers compete favorably on a price/performance basis with workstation networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of the larger workstation manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by network computer manufacturers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the network computer market evolves and competition increases.

        At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's network computers, but are still appealing to certain price sensitive customers. The Company believes that, as lower priced network products become available, network computers will become increasingly competitive with ASCII and 3270 terminal systems.

        In all segments of the Company's market, the Company competes with personal computers made by companies such as Compaq Computer Corporation, Dell Computer Corporation and IBM. The Company believes its network computers compete favorably with personal computers in this environment, primarily because of their better integration in a network environment, reduced system administration costs, bundled software features and enhanced ease of use.

   Manufacturing and Suppliers

        The Company's production activities are conducted at its King of Prussia, Pennsylvania facility. These operations consist primarily of final assembly, configuration, testing and quality control of material components, sub-assemblies and systems. The Company utilizes an automated manufacturing control system which integrates purchasing, inventory control and cost accounting. The Company tests each HDS network computer in a network environment. In addition, the Company maintains an approved vendor list and control of engineering changes of parts and components. Incoming material is inspected for conformance with the Company specifications and the Company conducts regular on-site inspection at its vendors' facilities to maintain quality control.

        The components and sub-assemblies used in the Company's products are either standard, commercially available components or are manufactured to the Company's specifications by independent suppliers, including foreign suppliers who are subject to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability.

        Although most of the video monitors used in the Company's products are available from more than one supplier, monitors used in some of its products are currently available from a single source. The Company has, from time to time, experienced delays in the receipt of monitors from certain of these suppliers. In addition, the Company is required to place orders for some monitors several months in advance of its anticipated requirements, and its ability to react to short-term increases or decreases in customer demands of these models is, therefore, limited. A number of other components and parts used in the Company's products, including microprocessors, also are currently available only from single sources. Prolonged or repeated delays in the receipt of these components could have a material adverse effect on the Company's operations.

        The Company has no long-term purchase agreements or other guaranteed supply arrangements with suppliers of these single or limited source components and purchases such components, as well as its other parts and components, pursuant to its standard form of purchase order. The Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources under purchase orders and endeavors to maintain inventory levels adequate to guard against interruptions in supplies. The Company's inability to develop alternative supply sources in the future, or to obtain sufficient components from existing suppliers as required, could adversely affect the Company's operating results.

        The Company's products also incorporate memory components, such as DRAMs and VRAMs, that are available from multiple sources but have been subject to substantial fluctuations in availability and price. To date, these fluctuations have not had a material effect on the Company's operating results and the Company has been able to obtain an adequate supply of such components. There can be no assurance, however, that the Company will be able to obtain adequate supplies of these components in the future or that price fluctuations will not adversely affect the Company's operating results.

   Proprietary Rights and Licenses

        The Company believes that its success will depend primarily on the innovative skills, technical competence and marketing abilities of its personnel rather than upon the ownership of patents or other intellectual property protection methods. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to the Company.

        Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by the Company. The Company has licensed technology in the current year from Spyglass, Inc. and from Sun Microsystems, Inc. The Company is also a member of the X Consortium, an industry standards setting organization. Software developed by the X Consortium is in the public domain and once it is released can be used, reproduced, distributed and sold by the Company and others on a non-exclusive, royalty-free basis. In addition to these licensing agreements, the Company holds a license agreement with the Open Software Foundation
   (OSF), and various other licenses which it does not consider to be material.

        Although the Company has not received any claims that its products infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

   Employees

        As of June 30, 1996, the Company had 67 employees.


   ITEM 2.  PROPERTIES.

        The Company's principal administrative, marketing, manufacturing and research and development operations are located in King of Prussia, Pennsylvania. The facility consists of approximately 22,000 square feet with an option for an additional 8,000 square feet under a lease which expires in the year 2001. The annual gross rent for the facility currently approximates $81,500. The Company believes that its facilities are adequate for its present requirements, and that suitable additional space will be available as needed.


   ITEM 3.  LEGAL PROCEEDINGS.

        There are no material legal proceedings pending against the Company.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
   MATTERS.

        Until March 2, 1995, the Company's Units, Common Stock and Warrants were each quoted on the OTC Bulletin Board under the symbols ISACU, ISAC and ISACW, respectively. Commencing on March 3, 1995, the Common Stock and the Warrants began trading on the NASDAQ Small Cap Market under the symbols HDSX and HDSXW, respectively. Commencing on October 3, 1995, the Common Stock and the Warrants began trading on the NASDAQ National Market. The Units discontinued trading on March 2, 1995. The following table sets forth the high and low closing bid quotations for the periods indicated.

                  Units           Common Stock        Warrants
                ---------------------------------------------------------
                  High    Low     High    Low         High      Low
                  ----    ---     ----    ---         ----      ---
1996
- ----

First Quarter...  N/A     N/A     $5 1/2  $4 5/8      $1 3/8   $7/8
Second Quarter..  N/A     N/A     $6 5/8  $4 3/4      $2       $1 3/16
Third Quarter...  N/A     N/A     $7 3/8  $5 1/8      $2 1/2   $1 11/16
Fourth Quarter..  N/A     N/A     $9 1/4  $5 1/4      $4       $1 5/8

                  Units           Common Stock        Warrants
                ---------------------------------------------------------
                  High  Low       High    Low         High     Low
                  ----  ---       ----    ---         ----     ---
1995
- ----

First Quarter...  $7    $6 1/2    $4 7/8  $4 1/4      $1 1/4   $5/8
Second Quarter..  $7    $6 1/2    $4 7/8  $4 1/8      $1 1/4   $9/16
Third Quarter...  $9    $6 1/2    $7      $4 7/8      $2 1/16  $1
Fourth Quarter..  N/A   N/A       $5 1/2  $3 5/8      $1 3/8   $11/16

        The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

        There were approximately 64 holders of record of Common Stock as of September 17, 1996. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

   ITEM 6.  SELECTED FINANCIAL DATA.

        The following table sets forth selected financial data with respect to the Company for the periods indicated. The data below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, for the years ended June 30, 1996, 1995 and 1994 and by William E. Howe & Co., independent public accountants, for the two years ended June 30, 1993. The data set forth below should be read in conjunction with the Financial Statements of the Company together with the related notes thereto included elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of
   --------------------------------------------------------------------------
   Operations.  Upon the consummation of the Merger, the Company changed its
   ----------
   fiscal year for accounting and reporting purposes to June 30.

                                                                      Year Ended June 30
                                          ---------------------------------------------------------------------------
                                              1996          1995           1994          1993         1992
                                              ----          ----           ----          ----         ----
STATEMENT OF OPERATIONS
DATA:

   Net revenues                            $20,819,444   $21,841,229   $19,495,642   $14,790,305   $8,882,174
                                           ===========   ===========   ===========   ===========   ==========
   Gross profit                              5,115,850     4,990,123     3,596,141     2,865,098    2,183,121
   Operating expenses                        4,390,344     2,680,209     2,742,126     2,665,435    2,128,485
                                           -----------   -----------   -----------   -----------   ----------
   Operating income                            725,506     2,309,914       854,015       199,663       54,636
   Interest income (expense), net              220,277       (23,239)     (161,012)     (163,514)    (161,715)
   Income (loss) before income taxes,
     extraordinary item, and cumulative
     effect of change in accounting for
     income taxes                              945,783     2,286,675       693,003        36,149     (107,079)
   Income taxes                                322,898       843,405       319,561        25,433           --
   Extraordinary item (1)                           --            --            --        23,517        2,620
   Cumulative effect of change
     in accounting for income taxes (2)             --            --        81,023            --           --
                                           -----------   -----------   -----------   -----------   ----------
   Net income (loss)                       $   622,885   $ 1,443,270   $   454,465   $    34,233   $ (104,459)
                                           ===========   ===========   ===========   ===========   ==========


   Earnings (loss) per share                      $.13          $.39          $.16          $.01        $(.04)
                                           ===========   ===========   ===========   ===========   ==========
   Weighted average number
    of shares outstanding (3)                8,206,705     3,747,633     2,809,983     2,809,983    2,809,983
                                           ===========   ===========   ===========   ===========   ==========

   BALANCE SHEET DATA:

   Current assets                          $11,165,185   $12,373,592   $ 6,474,654   $ 4,757,031   $3,266,237
   Current liabilities                       2,449,010     4,554,720     4,971,611     3,710,685    2,554,071
   Working capital                           8,716,175     7,818,872     1,503,043     1,046,346      712,166
   Total assets                             12,023,903    13,161,155     6,920,222     5,420,133    3,996,255
   Long-term debt, excluding current
    portion                                      3,733         9,293       388,119       602,827      754,540
   Stockholders' equity                      9,481,890     8,494,565     1,503,190     1,031,850      672,543

- ------------------------

    (1) Relates to the utilization of net operating loss and tax credit carryforwards.

    (2) Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and reported the cumulative effect of the change in accounting in fiscal 1994. Prior to fiscal 1994, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

    (3) Weighted average number of shares reflects the number of equivalent shares of Common Stock received by the shareholders of HDS in connection with the Merger with the Company on March 2, 1995.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   Introduction


        The Company provides network computers and related software that are designed to integrate and deliver information to the desktop cost in network-centric environments. The Company's @workStation network computers combine a variety of windowed-display, graphical user interface ("GUI") and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed Sun Microsystems, Inc.'s Java(TM) technology and Spyglass, Inc.'s Web browser technologies that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.


        The Company's network computer product line was introduced in June 1996. Prior to the introduction of the network computer, the Company manufactured and marketed a family of desktop computing devices, including multimedia-capable X Window terminals. The X terminal product line was designed around industry standards and allowed users to access multiple forms of information simultaneously, using the industry standard X protocol and industry standard networking interfaces. The Company's new line of network computers utilize many of the same open systems technologies which had been used in its X terminal products. The Company believes that its new line of network computers should have a broader market appeal than its X terminal products.

        The Company's current strategy is to become a leader in the emerging market for network computers by focusing on expanding its operating system software products and its network computer hardware. The Company also plans to continue to seek to acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through resellers, system integrators and OEMs. International sales are generally made through distributors.




   Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.


                                       Year Ended June 30
                                      ---------------------
                                       1996    1995   1994
                                      ------  ------  -----

   Gross Profit                        24.5%   22.8%  18.4%
   Operating expenses:
      Sales and Marketing              11.3     7.0    7.0
      General and administrative        6.9     3.6    4.3
      Research and development          2.9     2.2    2.8
         Operating income               3.6    10.6    4.3
   Interest income (expense), net       1.0     (.1)   (.8)
         Income before taxes
         and changes in accounting
         for income taxes               4.6    10.5    3.5
   Income taxes                         1.6     3.9    1.6
   Cumulative effect of change in
   accounting for income taxes           --      --     .4
                                       ----    ----   ----
         Net Income                     3.0%    6.6%   2.3%
                                       =====   =====  =====

   Year Ended June 30, 1996 Compared to Year Ended June 30, 1995


        For the year ended June 30, 1996, net revenues decreased by $1,021,785 or 4.6% to $20,819,444 from $21,841,229 for the prior year. The decrease in revenue is attributable to a lack of growth in the Company's X terminal business, as well as the timing of the introduction of the Company's new network computer product line, which was too late in the fiscal year to contribute significant revenue.

        Sales to the United States Government, through integration subcontracts and through direct sales, have historically constituted a significant portion of the Company's total net revenues. Sales under Government contracts are subject to continued Government funding, as to which there is no assurance. The Company is subject to significant variances in its periodic operating results because of the fluctuations in the timing of the receipt of large orders.

        For the year ended June 30, 1996, net income was $622,885 as compared to $1,443,270 for the prior year. The decrease in net income was due to significant increases in the Company's investment in both sales and marketing and research and development expenses, as well as decreased revenues during the period. These investments, as well as increases in general and administrative expenses, were partially offset by increased gross margins and investment income and a lower effective income tax rate.

        The Company's gross profit as a percentage of net revenues increased to 24.5% for the year ended June 30, 1996 from 22.8% for the prior fiscal year. The increase in the Company's gross profit margins was primarily due to the Company's ability to reduce the cost of acquiring components used in its products, as well as to its mix of business, as its margins vary within the Company's product line. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

             Operating expenses for the year ended June 30, 1996 were $4,390,344 as compared to $2,680,209 in the prior year. Sales and marketing expenses increased by $947,563 to $2,352,098 for the year ended June 30, 1996 as compared to $1,404,535 for the prior year as a result of increased expenditures for advertising and public relations as well as investments in increasing the Company's sales and marketing staff, in the US, the United Kingdom and Germany. Research and development expenses for the year ended June 30, 1996 increased by $97,419 to $585,770 from $488,351 in the prior year as the Company expanded its investment to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $1,452,476 for the year ended June 30, 1996 from $787,323 in the prior year due to an increase in corporate staff, increased expenditures relating to the compliance functions required of a public company and the Company's purchase of directors' and officers' liability insurance in the third quarter of the prior fiscal year.

        Operating income decreased to $725,506 for the year ended June 30, 1996 from $2,309,914 in the previous fiscal year. The decrease in operating income is the result of increased investments in the Company's sales and marketing and research and development expenses as well as increased general and administrative expenses, which were partially offset by higher gross profit margins.

        Net interest income increased due to the use of the proceeds from the Merger to repay debt and provide interest income.

        The effective income tax rates were approximately 34.1% in the year ended June 30, 1996 as compared to 36.9% in the prior fiscal year due to the implementation of tax planning.


   Year Ended June 30, 1995 Compared to Year Ended June 30, 1994

        Net revenues increased $2,345,587 or 12.0% to $21,841,229 for the year ended June 30, 1995 from $19,495,642 for the year ended June 30, 1994. The increase was due primarily to increased shipments of the Company's View Station Series under two large system integration procurement contracts. Revenues derived from one of these contracts, the Reserve Component Automation System project ("RCAS") in which the Company was a principal contractor to The Boeing Company, accounted for approximately 25% of the Company's net revenues in fiscal 1995 and 35% of net revenues in fiscal 1994. Sales to Boeing under this contract have been insignificant since March 1995 and the Company anticipates that they will continue to be insignificant in the future as a result of a previously announced reduction in government appropriations related to the Army's review of the RCAS project and its proposal to significantly change the system's architecture.

        During the fourth quarter of fiscal 1995, the Company commenced volume shipments to IBM Government Systems under its contract to supply X terminals to the USDA Forest Service. Shipments under government contracts, such as the subcontract with IBM, are subject to continued government funding, as to which there is no assurance. Product sales to other customers of the Company also increased during fiscal 1995 as compared to fiscal 1994 due to introductions of enhanced versions of existing product lines.

        The Company's gross profit as a percentage of net revenues increased to 22.8% for fiscal 1995 as compared to 18.4% for fiscal 1994, primarily as a result of cost reduction measures undertaken by the Company. Cost reductions were a result of negotiating with suppliers of components to achieve lower costs for items such as video monitors and integrated circuits, employing additional materials management staff to oversee the cost and timing of component acquisitions, buying out a software license and achieving operating efficiencies associated with higher production volumes. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce products in order to increase its market share or to meet competitors' price reductions.

        Operating expenses decreased $61,917 or 2.3% to $2,680,209 for the 1995 fiscal year from $2,742,126 for the 1994 fiscal year as a result of the Company's efforts to control operating expenses despite the increase in revenue levels. Sales and marketing expenses increased 2.1% to $1,404,535 in fiscal 1995 from $1,375,068 in fiscal 1994, but decreased to 6.4% of net revenues in fiscal 1995 from 7.0% of net revenues in the prior year. General and administrative expenses decreased to $787,323 in fiscal 1995 from $830,445, and as a percentage of net revenues decreased to 3.6% in fiscal 1995 from 4.3% in fiscal 1994. Research and development expenses also decreased during the 1995 fiscal year, to $488,351 from $536,613, and as a percentage of revenues decreased to 2.2% from 2.8%.

        Operating income increased $1,455,899 or 170.5% to $2,309,914 for the year ended June 30, 1995 from $854,105 for the year ended June 30, 1994. Operating income as a percentage of revenues was 10.6% for fiscal 1995 as compared to 4.3% for fiscal 1994. This increase was a result of higher net revenues, higher gross profit margins and decreased operating expenses.

        Net interest expense declined for the year ended June 30, 1995 due to the use of the proceeds from the Merger to repay long-term debt and provide interest income.

        The effective income tax rate for the year ended June 30, 1995 was 36.9% as compared to 46.1% for the year ended June 30, 1994, due to the decrease in non-deductible expenses compared to pre-tax income as well as a decrease in the Company's effective state tax rate. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and reported the cumulative effect of the change in the method of accounting for income taxes in fiscal 1994.

   Liquidity and Capital Resources

        At June 30, 1996, the Company had net working capital of $8,716,175 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $2,700,298 of cash and cash equivalents and a $3,000,000 bank line of credit facility, all of which was available as of June 30, 1996.

        The Company used $433,070 in cash in operating activities in the 1996 fiscal year compared to generating cash of approximately $907,074 during the 1995 fiscal year. The decrease in cash generated from operations during the 1996 fiscal year is primarily due to decreases in accounts payable, accrued expenses and income taxes payable, which were partially offset by net income and decreases in accounts receivable. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

        Net cash of $1,530,291 was generated from investing activities in the 1996 fiscal year from the redemption of approximately $1,959,000 of short-term investments, which was partially offset by purchases of equipment and capitalized software. Net cash of $581,906 was used in financing activities in the 1996 fiscal year due to the repayment of the Company's line of credit borrowings.

        The Company believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the next 12 months.

   Inflation

        The Company believes that inflation has not had a material effect on its sales and net revenues during the past three years.


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this Report.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's defintive Proxy Statement for its 1995 Annual Meeting of Stockholders.

        The following individuals are the current executive officers of the
   Company:

        Name                Age        Position
        ----                ---        --------

        Arthur R. Spector   55         Chairman of the Board, President and
                                       Chief Executive Officer

        Michael G.
         Kantrowitz         36         Executive Vice President and Director

        Steven B. Ahlbom    46         Vice President of Operations

        Edward M. Parks     44         Vice President of Engineering

        Scott Holland       35         Vice President of Finance and
                                       Administration

        Mr. Spector has been Chairman of the Board of the Company since its inception. He served as President and Chief Executive Officer from inception until March 2, 1995 and reassumed these roles in May 1996. Mr. Spector is also Chairman of the Board of USDATA Corporation, a developer of software tools for real-time data collection and control, and FormMaker Software, a developer of document automation software He has been affiliated with Safeguard Scientifics since January 1993 and currently serves as its Director of Acquisitions. From July 1992 until May 1995, he was Vice Chairman of Casino and Credit Services, Inc., a company which operated nationwide debt collection and credit database businesses. Since October 1991, Mr. Spector has been Chief Executive Officer and a director of Perpetual Capital Corporation, a merchant banking organization.

        Mr. Kantrowitz has been Executive Vice President of the Company since March 2, 1995. Prior to that, he was an employee of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held positions with Raytheon Company and Adage Corporation.

        Mr. Ahlbom has been Vice President of Operations of the Company since March 2, 1995. Prior to that, he held the positions of Vice President of Operations and Manager of Operations of HDS from 1988. Prior to joining HDS, Mr. Ahlbom was World-Wide Quality Assurance Manager for Commodore International from 1987 until 1988, and served as Quality Assurance Manager of Burroughs Corporation.

        Mr. Parks has been Vice President of Engineering of the Company since March 2, 1995. Prior to that, he held the position of Vice President of Engineering of HDS from 1987. Prior to joining HDS, Mr. Parks was Corporate Director for Product and Market Development and Director of Engineering for Commodore Business Machines from 1984 until 1987, and was employed by Eastman Kodak in engineering management positions from 1974 to 1984.

        Mr. Holland has served as Vice President-Finance and Administration since May 30, 1995. Prior to joining the Company, he served as the New Jersey Area Manager for Lawyers Title Insurance Corporation from 1993 until 1995. From 1988 until 1993, Mr. Holland held financial and operations management positions with IVT Group, Inc. and Fidelity Bond and Mortgage Company. Prior to that, Mr. Holland was employed by Laventhol & Horwath from 1982 through 1988 in various positions, with the latest position being Manager, Accounting and Auditing.

        All officers of the Company are appointed annually by the Company's Board and serve at its discretion.


   ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


                                    PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   Financial Statements
   --------------------

        See Index to Financial Statements at page F-1.

   Financial Statement Schedules
   -----------------------------

        All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

   Exhibits
   --------

        The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


   Exhibit  Sequential                                                Sequential
   Numbers  Description                                              Page Number
   -------  -----------                                              -----------


   2.1 Agreement of Merger dated as of December 2, 1994 among the Company, ISAC Acquisition Co. and HDS
          (Exhibit 2.1)(3)

   3.1    Certificate of Incorporation (Exhibit 3.1(1)

   3.2    Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

   3.3    By-laws (Exhibit 3.2)(1)

   3.4    Amendment to By-laws, dated July 20, 1995 (Exhibit 3.4)(6)

   4.2    Form of Warrant Certificate (Exhibit 4.2)(2)

   4.3    Unit Purchase Option Granted to GKN Securities Corp.
          (Exhibit 4.4)(2)

   4.4    Warrant Agreement between Continental Stock
          Transfer & Trust Company and Registrant (Exhibit 4.4)(3)

   4.5 Warrant Agreement, dated March 2, 1995, between Continental Stock Transfer & Trust Company and the Registrant
          (Exhibit 4.5)(2)

   4.6 Loan Agreement between Meridian Bank and the Registrant, dated as of December 20, 1990, Security Agreement between Meridian Bank and the Registrant, and Notes, as amended. (Exhibit 4.6)(2)

   10.3 Letter Agreement between GKN Securities Corp. and each of the Initial Stockholders (Exhibit 10.4(1)

   10.4   Letter Agreement between Safeguard Scientifics, Inc.
          and Registrant (Exhibit 10.5)(3)

   10.8 Lease between the Registrant and GBF Partners, as amended (Exhibit 10.9)(4)

   10.9+  1995 Stock Option Plan (Exhibit 10.9)(2)

   10.10+ Employment Agreement, dated March 2, 1995, between the Registrant and Mark A. Gelberg (Exhibit 99.1)(5)

   10.11+ Employment Agreement, dated March 2, 1995, between the Registrant and Michael G. Kantrowitz
          (Exhibit 99.2)(5)

   11.*   Statement re: computation of per share earnings

   21.*   Subsidiaries

   23.*   Consent of Arthur Andersen LLP

   27.*   Financial Data Schedule

- -------------------------------

   *    Filed herewith.
   +    Management contract or arrangement.

   (1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

   (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   (3) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-56834) filed with the SEC on February 11, 1993.

   (4) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

   (5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated March 2, 1995.

   (6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HDS NETWORK SYSTEMS, INC.

   Date:    9/25/96           By: /s/ Arthur R. Spector
        -------------------      --------------------------------------------
                                 Arthur R. Spector
                                 Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Each person in so signing also makes, constitutes and appoints Michael G. Kantrowitz, Executive Vice President and Scott Holland, Vice President of Finance and Administration, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

             Signature           Title                           Date
             ---------           -----                           ----

   /s/ Arthur R. Spector      Chairman, President and             9/25   , 1996
   -------------------------  Chief Executive Officer (Principal --------
   Arthur R. Spector          Executive Officer)


   /s/ Michael G. Kantrowitz  Executive Vice President and        9/25   , 1996
   -------------------------  Director                           --------
   Michael G. Kantrowitz

   /s/ Scott Holland          Vice President-Finance and          9/25   , 1996
   -------------------------  Administration (Principal Financial--------
   Scott Holland              Officer and Principal Accounting
                              Officer)

   /s/ Howard L. Morgan       Director                            9/25   , 1996
   -------------------------                                     --------
   Howard L. Morgan

   /s/ John M. Ryan           Director                            9/25   , 1996
   -------------------------                                     --------
   John M. Ryan

   /s/ Samuel A. Plum         Director                            9/25   , 1996
   -------------------------                                     --------
   Samuel A. Plum

   /s/ Carl G. Sempier        Director                            9/25   , 1996
   -------------------------                                     --------
   Carl G. Sempier

   /s/ James W. Dixon         Director                            9/25   , 1996
   -------------------------                                     --------
   James W. Dixon

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------




                                                                   Page
                                                                   ----

HDS Network Systems, Inc.
Report of Independent Public Accountants                           F-2
Consolidated Financial Statements--
   Consolidated Balance Sheets                                     F-3
   Consolidated Statements of Operations                           F-4
   Consolidated Statements of                                      F-5
    Stockholders' Equity
   Consolidated Statements of Cash Flows                           F-6
   Notes to Consolidated Financial                                 F-7
    Statements


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To HDS Network Systems, Inc.:

We have audited the accompanying consolidated balance sheets of HDS Network Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HDS Network Systems, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Philadelphia, Pa.,
  August 21, 1996

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                    June 30
                                          ---------------------------
                 ASSETS                       1996           1995
- ----------------------------------------  -------------  -------------
CURRENT ASSETS:
  Cash and cash equivalents                $ 2,700,298    $ 2,184,983
  Short term investments                             -      1,959,324
  Accounts receivable, net
    of allowance for doubtful                4,914,007      5,764,676
    accounts of $36,762 and $66,762
  Inventories                                2,354,254      2,216,015
  Prepaid expenses and other                   761,156        166,677
  Deferred income taxes                        435,470         81,917
                                           -----------    -----------
             Total current assets           11,165,185     12,373,592

PROPERTY AND EQUIPMENT, net                    668,420        550,276

CAPITALIZED SOFTWARE, net                      190,298        187,287

PREPAID ROYALTY, net                                 -         50,000
                                           -----------    -----------
                                           $12,023,903    $13,161,155
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Line of credit                          $          -    $   589,000
  Current portion of long-term debt              4,232          3,915
  Accounts payable                           1,927,897      2,797,652
  Accrued expenses                             316,937        400,574
  Deferred revenue                             199,944        137,204
  Income taxes payable                               -        626,375
                                            ----------    -----------

             Total current liabilities       2,449,010      4,554,720
                                           -----------    -----------
LONG-TERM DEBT                                   3,733          9,293
                                           -----------    -----------
DEFERRED INCOME TAXES                           89,270        102,577
                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,                 --             --
    1,000,000 shares authorized and
    none issued and outstanding
  Common stock, $.001 par value,
    50,000,000 shares authorized,                5,620          5,610
    5,619,595 and 5,609,983 shares
    issued and outstanding
  Additional paid-in capital                 8,268,123      7,955,796
  Retained earnings                          1,329,722        706,837
  Deferred compensation                       (121,575)      (173,678)
                                           -----------    -----------
             Total stockholders' equity      9,481,890      8,494,565
                                           -----------    -----------
                                           $12,023,903    $13,161,155
                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                              Year Ended June 30
                               -----------------------------------------------
                                    1996            1995             1994
                               --------------  ---------------  ---------------
NET REVENUES                      $20,819,444     $21,841,229      $19,495,642
COST OF REVENUES                   15,703,594      16,851,106       15,899,501
                                  -----------     -----------      -----------
      Gross profit                  5,115,850       4,990,123        3,596,141
                                  -----------     -----------      -----------
OPERATING EXPENSES:
 Sales and marketing                2,352,098       1,404,535        1,375,068
 General and administrative         1,452,476         787,323          830,445
 Research and development             585,770         488,351          536,613
                                  -----------     -----------      -----------
      Total operating expenses      4,390,344       2,680,209        2,742,126
                                  -----------     -----------      -----------

      Operating income                725,506       2,309,914          854,015

INTEREST INCOME (EXPENSE), net        220,277         (23,239)        (161,012)
                                  -----------     -----------      -----------
      Income before income taxes
        and cumulative effect of
        change in accounting
        for income taxes              945,783       2,286,675          693,003

INCOME TAXES                          322,898         843,405          319,561
                                  -----------     -----------      -----------
      Income before cumulative
        effect of change in
        accounting for income
        taxes                         622,885       1,443,270          373,442

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME                 --              --           81,023
  TAXES
                                  -----------     -----------      -----------

NET INCOME                        $   622,885     $ 1,443,270      $   454,465
                                  ===========     ===========      ===========
EARNINGS PER SHARE                       $.13            $.39             $.16
                                  ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING             8,206,705       3,747,633        2,809,983
                                  ===========     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                 Common Stock         Common      Additional
                             ---------------------     Stock       Paid-in     Retained     Treasury      Deferred
                               Shares      Amount     Warrants     Capital     Earnings      Stock      Compensation     Total
                             ---------   ---------  -----------   ----------  ----------   ----------  -------------  ------------
BALANCE AT JUNE 30, 1993     2,319,175   $   2,319  $    78,750   $  693,059  $  357,722   $(100,000)             --  $  1,031,850
 Exercise of Common stock
  warrants                     160,023         160      (59,063)      75,778          --          --              --        16,875
 Net income                         --          --           --           --     454,465          --              --       454,465
                             ---------   ---------  -----------   ----------  ----------   ---------    ------------  ------------
BALANCE AT JUNE 30, 1994     2,479,198       2,479       19,687      768,837     812,187    (100,000)             --     1,503,190
 Exercise of stock options     309,378         310           --      228,534          --          --              --       228,844
 Tax benefit on options             --          --           --      163,556          --          --              --       163,556
  exercised
 Exercise of Common stock       53,341          53      (19,687)      25,259          --          --              --         5,625
  warrants
 Retirement of treasury        (31,934)        (32)          --      (99,968)         --     100,000              --            --
  stock
 Dividend                           --          --           --   (3,951,380) (1,548,620)         --              --    (5,500,000)
 Reverse merger with
  Information Systems
  Acquisition Corporation
  (Note 1)                   2,800,000       2,800           --   10,629,912          --          --              --    10,632,712
 Deferred compensation
  (Note 8)                          --          --           --      191,046          --          --        (191,046)           --
 Amortization of deferred
  compensation                      --          --           --           --          --          --          17,368        17,368
 Net income                         --          --           --           --   1,443,270          --              --     1,443,270
                             ---------   ---------  -----------   ----------  ----------   ---------    ------------  ------------

BALANCE AT JUNE 30, 1995     5,609,983       5,610           --    7,955,796     706,837          --        (173,678)    8,494,565
 Tax benefit of acquired
  net operating loss
  carryforward                      --          --           --      300,000          --          --              --       300,000
 Exercise of stock options       9,612          10           --       12,327          --          --              --        12,337
 Amortization of deferred
  compensation                      --          --           --           --          --          --          52,103        52,103
 Net income                         --          --           --           --     622,885          --              --       622,885
                             ---------   ---------  -----------   ----------  ----------   ---------    ------------  ------------

BALANCE AT JUNE 30, 1996     5,619,595   $   5,620  $        --   $8,268,123  $1,329,722   $      --    $   (121,575) $  9,481,890
                             =========   =========  ===========   ==========  ==========   =========    ============  ============

   The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                 For the Year Ended June 30
                                          ---------------------------------------
                                              1996          1995          1994
                                          ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $    622,885  $  1,443,270  $    454,465
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities-
   Depreciation and amortization               357,878       356,347       391,413
   Amortization of deferred compensation        52,103        17,368            --
   Amortization of debt discount                    --            --        28,125
   Deferred income taxes                       (66,860)       82,101       (18,892)
   Cumulative effect in change in accounting
    for income taxes                                --            --       (81,023)
 Changes in operating assets and liabilities-
  (Increase) decrease in:
    Accounts receivable                        850,669    (2,173,044)   (1,087,031)
    Inventories                               (138,239)      418,802      (629,721)
    Prepaid expenses and other                (594,479)      (67,247)       10,674
  Increase (decrease) in:
    Accounts payable                          (869,755)      474,218       412,336
    Accrued expenses                           (83,637)        3,623       125,674
    Deferred revenue                            62,740        21,078        (8,727)
    Income taxes payable                      (626,375)      330,558       270,525
                                            ----------   -----------   -----------
      Net cash provided by (used in)
       operating activities                   (433,070)      907,074      (132,182)
                                            ----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment          (291,227)     (421,864)      (30,565)
 Prepaid royalty                                    --      (150,000)           --
 Purchase/redemption of short-term           1,959,324    (1,959,324)           --
  investments
 Capitalized software                         (137,806)     (126,478)     (126,864)
                                            ----------   -----------   -----------
      Net cash provided by
       (used in) investing activities        1,530,291    (2,657,666)     (157,429)
                                            ----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) line of credit  (589,000)     (991,000)      360,000
 Principal payments on long-term debt           (5,243)     (634,194)      (79,838)
 Exercise of stock options                      12,337       228,844            --
 Tax benefits on options exercised                  --       163,556            --
 Exercise of warrants                               --         5,625            --
 Payment of dividend                                --    (5,500,000)           --
 Proceeds from reverse merger (Note 1)              --    10,632,712        16,875
                                            ----------   -----------   -----------
      Net cash provided by  (used in)
       financing activities                   (581,906)    3,905,543       297,037
                                            ----------   -----------   -----------
INCREASE IN CASH AND CASH EQUIVALENTS          515,315     2,154,951         7,426
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                    2,184,983        30,032        22,606
                                            ----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR      $2,700,298   $ 2,184,983   $    30,032
                                            ==========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
  OPERATING ACTIVITIES:
    Cash paid for income taxes              $1,026,500   $   267,190   $    50,433
    Cash paid for interest                      10,069       124,706       129,227

   The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. COMPANY BACKGROUND:
   -------------------

HDS Network Systems, Inc. (the Company) is a leading international supplier of network computers which are cost-effective solutions for the integration and delivery of information and applications to the desktop. The Company's network computers are based on an open architecture, incorporating industry standards to enable seamless access to multiple forms of information, including text, graphics, audio and video data, on any type of network.

On March 2, 1995, Human Designed Systems, Inc. (HDS) merged with and into ISAC Acquisition Co., a wholly owned subsidiary of Information Systems Acquisition Corporation (ISAC). ISAC issued 2,810,000 shares of Common stock, cash of $5,500,000 and warrants to purchase 618,200 shares of ISAC Common stock at $5.50 per share to the shareholders of HDS. ISAC then changed its name to HDS Network Systems, Inc.

The merger resulted in HDS's stockholders having majority ownership of the merged entity. The merger was treated as an issuance of shares by HDS for the net assets of ISAC, which is primarily cash. The consolidated financial statements as of and for the year ended June 30, 1995 contain the assets and liabilities of both companies at their book values, and the historical earnings of HDS are presented as the historical earnings of the merged entity. The historical stockholders equity of HDS prior to the merger has been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of ISAC's and HDS's stock with an offset to paid-in capital. Pro forma information is not presented since the combination is not considered a business combination for financial reporting purposes.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, accounts and transactions have been eliminated in consolidation.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
- ----------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 1996 consist of money market funds of approximately $700,000 and a $2,000,000 one-month certificate of deposit.

Short-term Investments
- ----------------------

Investments are recorded in accordance Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's investment at June 30, 1995, consists of a $2,000,000 face value, six-month United States Treasury Bill and is considered to be "held to maturity," as defined in SFAS No. 115. As such, it is recorded in the accompanying balance sheet at amortized cost, which approximates the fair market value of the security.

Inventories
- -----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment
- ----------------------

Property and equipment are stated at cost. Additions and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the assets as follows:

                  Computer equipment                3-5 years
                  Office furniture and equipment    5-7 years
                  Leasehold improvements            Lease term
                  Other                             3-5 years

Prepaid Royalty
- ---------------

In August 1994, the Company modified an existing royalty agreement and paid $150,000 on November 30, 1994 for the right to continue to use certain software without paying a per unit royalty charge. The cost of modifying the royalty agreement was capitalized and was amortized over eighteen months.

Revenue Recognition
- -------------------

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration. If the company's substantial performance obligations otherwise have been fulfilled, revenue on such delayed shipment transactions generally is recognized. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Research and Development
- ------------------------

Costs incurred in the development of new software products and enhancements to existing software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $137,806, $126,478 and $126,864 of software development cost and amortized $134,795, $118,292 and $108,323 in fiscal 1996, 1995 and 1994, respectively. Accumulated amortization was $605,303 and $470,508 at June 30, 1996 and 1995, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate that unamortized product development costs may not be recoverable or that the amortization period should be revised.

Earnings Per Share
- ------------------

The Company utilized the modified treasury stock method for the year ended June 30, 1996 to compute earnings per share since common share equivalents at the end of the year exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options and warrants, using the treasury stock method) outstanding. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. Fully diluted earnings per share is not materially different from the primary earnings per share indicated.

All share and per share amounts have been adjusted retroactively to give effect to the equivalent number of shares received by the HDS stockholders in the merger discussed in Note 1.


Income Taxes
- ------------

The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1993, and has reported the cumulative effect of the change in the method of accounting for income taxes in fiscal 1994.

Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements
- -----------------------------

The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending June 30, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement only. The adoption of this pronouncement, therefore, will have no impact on the Company's financial position or results of operations.




3. MAJOR CUSTOMERS AND FOREIGN REVENUES:
   -------------------------------------

Net revenues from two customers represented 27% and 16% of total net revenues in fiscal 1996, while net revenues from three customers represented 25%, 12% and 11% of total net revenues in fiscal 1995 and net revenues from one customer represented 35% of total net revenues in fiscal 1994. Revenues from one of the significant customers in fiscal 1996, two of the significant customers in fiscal 1995 and the significant customer in 1994 were under subcontracts for systems integration contracts for major US government procurements. The procurement projects are subject to funding by the US government and there are no assurances that such funding will continue. At June 30, 1996 and 1995, the Company had receivables from these customers of approximately $1,923,000 and $3,374,000, respectively.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 1996, 1995 and 1994 were approximately 3%, 6% and 10%, respectively, and were transacted in US dollars.

4. CONSOLIDATED BALANCE SHEET COMPONENTS:
   --------------------------------------

Inventories consisted of the following:
                                                  June 30
                                          -----------------------
                                             1996         1995
                                          -----------  -----------
  Purchased components and subassemblies  $  942,210   $1,014,982
  Work-in-process                            173,792      197,859
  Finished goods                           1,238,252    1,003,174
                                          ----------   ----------
                                          $2,354,254   $2,216,015
                                          ==========   ==========

Property and equipment consisted of the following:

                                                  June 30
                                          -----------------------
                                             1996         1995
                                          -----------  -----------
  Computer equipment                      $  695,200   $  506,079
  Office furniture and equipment             216,462      177,001
  Leasehold improvements                     344,039      319,067
  Other                                       95,156       57,483
                                          ----------   ----------
                                           1,350,857    1,059,630
  Less- Accumulated depreciation and        (682,437)    (509,354)
    amortization                          ----------   ----------
                                          $  668,420   $  550,276
                                          ==========   ==========

5. LINE OF CREDIT:
   ---------------

The Company has a $3,000,000 revolving line of credit with a bank which expires on December 31, 1996, subject to annual renewal. Borrowings under the line bear interest at the bank's prime rate (8.25% at June 30, 1996). There were no outstanding borrowings at June 30, 1996. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined. The maximum amount borrowed under the line of credit was $1,206,000 in fiscal 1996, $2,046,000 in fiscal 1995 and $2,000,000 in fiscal 1994. The average amounts outstanding were $247,917, $1,085,000 and $1,096,083 in fiscal 1996, 1995 and 1994, respectively, and the weighted average interest rate during such years was 8.69%, 9% and 7.12%, respectively.

6. LONG-TERM DEBT:
   ---------------

The Company has a term loan payable with an outstanding balance of $7,965 and $13,208 at June 30, 1996 and 1995, respectively, with a current portion of $4,232 and $3,915, respectively. The loan is payable in monthly installments of approximately $400, including interest at 7.8%, with final payment due in July 1998.

7. INCOME TAXES:
   -------------

The components of income taxes are as follows:

                                             For the Year Ended June 30
                                          --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
Current-
       Federal                             $377,528    $606,313    $246,533
       State                                 12,230     154,991      91,920
                                           --------    --------    --------
                                            389,758     761,304     338,453
                                           --------    --------    --------
Deferred-
       Federal                              (57,551)     71,014     (13,552)
       State                                ( 9,309)     11,087      (5,340)
                                           --------    --------    --------
                                            (66,860)     82,101     (18,892)
                                           --------    --------    --------
                                           $322,898    $843,405    $319,561
                                           ========    ========    ========

The federal statutory income tax rate is reconciled to the effective tax rate as follows:


                                             For the Year Ended June 30
                                          --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
  Federal statutory rate                      34.0%       34.0%       34.0%
  State income taxes, net                      0.8         5.5         7.8
  Expenses not deductible
    for tax                                    0.4          --         2.4
  Other                                       (1.1)       (2.6)        1.9
                                           -------     -------     -------
                                              34.1%       36.9%       46.1%
                                           -------     -------     -------

Income tax expense differs from the amount currently payable as certain transactions are reported in different periods for financial reporting and tax purposes. The principal differences relate to depreciation and amortization, the capitalization of software development costs, service contract revenue and accrued expenses.

The tax effect of temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

                                                 June 30
                                          ---------------------
                                             1996        1995
                                          ----------  ----------
  Net deferred tax asset-
   Accruals, allowances and reserves      $  109,487  $  106,493
   Operating loss carryforward               300,200          --
   Deferred revenue                           78,978      54,196
   Capitalized inventory costs               (53,195)    (78,772)
                                          ----------  ----------
                                          $  435,470  $   81,917
                                          ==========  ==========
  Net deferred tax liability-
   Capitalized software costs             $   75,164  $   73,978
   Differences in book/tax depreciation       14,106      28,599
                                          ----------  ----------
                                          $   89,270  $  102,577
                                          ==========  ==========

The Company has recorded no valuation allowances against deferred tax assets at June 30, 1996 and 1995.

The Company recognized a $300,000 income tax benefit from a net operating loss carryforward of ISAC (see Note 1) and recorded this benefit as a deferred tax asset and an increase in additional paid-in capital.

8. STOCK OPTIONS AND WARRANTS:
   ---------------------------

The Company has an incentive stock option plan (the "Plan") for employees and directors. The Company is authorized to issue options for the purchase of up to 1,000,000 shares of Common stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options vest and become exercisable ratably six months and one year from the date of grant. All options expire five years from the grant date. As of June 30, 1996, the Company had options outstanding under the Plan for the purchase of 665,188 shares of Common stock at prices ranging from $5.125 to $6.38 per share. Options to purchase 370,563 shares of Common stock were vested at June 30, 1996.


In November 1994, a stock option to purchase 20,000 shares of Common stock of HDS at $2.50 per share was granted, which has been exchanged in connection with the merger into an option to purchase 28,448 shares of Common stock of the Company at $1.76 per share. Deferred compensation of $191,046 was recorded for the difference between the exercise price and merger consideration, and is being amortized over the option vesting period. As of June 30, 1996, the options outstanding under this grant were for 21,336 shares, none of which were vested. HDS issued other stock options and warrants in earlier years and all such outstanding options and warrants were exercised prior to the merger (see Note
1).

After giving effect to the merger of ISAC and HDS discussed in Note 1, there are 5,718,200 warrants outstanding to purchase Common stock at $5.50 per share. The warrants are exercisable over seven years and expire in March 2000 through March 2002. The warrants will be redeemable at a price of $.01 per warrant upon 30 days notice at any time, only in the event that the last price of the Common stock is at least $10 per share for 20 consecutive trading days ending on the third day prior to the one on which notice of redemption is given.

9. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

The Company leases its principal facility and an automobile under noncancelable operating leases. The facility lease expires in 2001 and the auto lease expires in fiscal 2000. Rent expense under these leases was $72,929, 142,039 and $119,737 in fiscal 1996, 1995 and 1994, respectively. Minimum required lease payments are $101,487 in 1997, $112,324 in 1998, $112,324 in 1999, $100,527 in
2000 and $15,350 in 2001.

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first $1,000 of such contributions. The Company's contributions were $20,139, $18,901 and $23,182 in fiscal 1996, 1995 and 1994, respectively.

Upon consummation of the merger transaction discussed in Note 1, an employment agreement with an officer was executed. The agreement is for a three-year term and provides for base compensation of $125,000 per year.

The Company has entered into various licensing agreements which required upfront cash payments of $400,000 and royalties based on unit sales.

The Company is from time to time involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of any such actions will not have a material adverse effect on the Company's financial position or results of operations.