Form 10-Q
period 1996-09-30
HDS NETWORK SYSTEMS INC
filed 1996-11-14
CIK 894743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q

                                -----------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from           to          .
                                --------     --------


                        Commission File Number:  0-21240

                                -----------------

                           HDS NETWORK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                              23-2705700
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)



                               400 Feheley Drive
                      King of Prussia, Pennsylvania 19406
                    (Address of principal executive offices)


                                 (610) 277-8300
              (Registrant's telephone number including area code)

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ----      ----

As of November 13, 1996, there were outstanding 5,733,150 shares of the Registrant's Common Stock.

                                                              Page 1 of 13 pages
                                                     Exhibit Index is on page 12

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------

PART I.   FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets:
          September 30, 1996 and June 30, 1996                              3

          Consolidated Statements of Operations:
          Three Months Ended September 30, 1996 and 1995                    4

          Consolidated Statements of Cash Flows:
          Three Months Ended September 30, 1996 and 1995                    5

          Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures                                                                 13

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                               September 30,     June 30,
                        (Unaudited)                1996            1996
                                               ----------------------------
                   ASSETS
                   ------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 3,413,297      $ 2,700,298
  Accounts receivable, net of allowance for
    doubtful accounts                            2,653,871        4,914,007
  Inventories                                    3,156,373        2,354,254
  Prepaid expenses and other                       841,466          761,156
  Deferred income taxes                            435,470          435,470
                                               -----------      -----------
           Total current assets                 10,500,477       11,165,185


PROPERTY AND EQUIPMENT, net                        647,577          668,420


CAPITALIZED SOFTWARE, net                          215,298          190,298
                                               -----------      -----------
                                               $11,363,352      $12,023,903
                                               ===========      ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt            $     4,532      $     4,232
  Accounts payable                               1,325,975        1,927,897
  Accrued expenses                                 205,680          316,937
  Deferred revenue                                 227,625          199,944
                                               -----------      -----------
           Total current liabilities             1,763,812        2,449,010
                                               -----------      -----------
LONG-TERM DEBT                                       3,093            3,733
                                               -----------      -----------
DEFERRED INCOME TAXES                               89,270           89,270
                                               -----------      -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000
    shares authorized and none issued and
    outstanding                                         --               --
  Common stock, $.001 par value, 50,000,000
    shares authorized, 5,619,595 shares
    issued and outstanding                           5,620            5,620
  Additional paid-in capital                     8,268,123        8,268,123
  Retained earnings                              1,342,009        1,329,722
  Deferred compensation                           (108,575)        (121,575)
                                               -----------      -----------
           Total stockholders' equity            9,507,177        9,481,890
                                               -----------      -----------
                                               $11,363,352      $12,023,903
                                               ===========      ===========


  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                       Three Months Ended
                   (Unaudited)                           September 30,
                                                    -------------------------
                                                       1996           1995
                                                    -----------    ----------
NET REVENUES                                        $ 3,455,620    $6,116,344
COST OF REVENUES                                      2,102,565     4,738,415
                                                    -----------    ----------
      Gross profit                                    1,353,055     1,377,929
                                                    -----------    ----------
OPERATING EXPENSES:
  Sales and marketing                                   788,809       395,199
  General and administrative                            326,834       294,298
  Research and development                              258,137       115,695
                                                    -----------    ----------
      Total operating expenses                        1,373,780       805,192
                                                    -----------    ----------
      Operating income (loss)                           (20,725)      572,737
INTEREST INCOME                                          39,923       (57,031)
                                                    -----------    ----------
      Income before income taxes                         19,198       629,768
INCOME TAXES                                              6,911       230,850
                                                    -----------    ----------
NET INCOME                                          $    12,287    $  398,918
                                                    ===========    ==========
EARNINGS PER SHARE                                  $       .02    $      .07
                                                    ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        10,934,314     5,638,431
                                                    ===========    ==========


  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                       Three Months  Ended
                    (Unaudited)                           September 30,
                                                     ------------------------
                                                        1996          1995
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   12,287    $  398,918
  Adjustments to reconcile net income to net cash
    provided by operating activities--
     Depreciation and amortization                       36,000        89,549
     Amortization of deferred compensation               13,000        13,026
  Changes in operating assets and liabilities--
    (Increase) decrease in:
     Accounts receivable                              2,260,136     2,674,780
     Inventories                                       (802,119)     (151,950)
     Prepaid expenses and other                         (80,310)      (28,119)
    Increase (decrease) in:
     Accounts payable                                  (601,922)     (507,451)
     Accrued expenses                                  (111,257)     (194,750)
     Deferred revenue                                    27,681         3,856
     Income taxes payable                                    --      (510,150)
                                                     ----------    ----------
        Net cash provided by operating activities       753,496     1,787,709
                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (15,157)      (50,366)
  Purchase/redemption of short-term investments              --       (28,566)
  Capitalized software                                  (25,000)      (28,921)
                                                     ----------    ----------
        Net cash provided by (used in)
         investing activities                           (40,157)     (107,853)
                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of line of credit                                --      (589,000)
  Principal payments on long-term debt                     (340)         (629)
                                                     ----------    ----------
        Net cash (used in) financing activities            (340)     (589,629)
                                                     ----------    ----------
INCREASE IN CASH AND CASH EQUIVALENTS                   712,999     1,090,227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,700,298     2,184,983
                                                     ==========    ==========
CASH AND CASH EQUIVALENTS, END OF PERIOD             $3,413,297    $3,275,210
                                                     ==========    ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING
 ACTIVITIES:
     Cash paid for income taxes                      $       --    $  741,000
     Cash paid for interest                               1,043         6,239


  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated financial statements of HDS Network systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of the three month period ended September 30, 1996 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. MAJOR CUSTOMERS:
   ----------------

Net revenues from two customers represented 33% of total net revenues for the three months ended September 30,1995. At September 30, 1995, the Company had receivables from these customers of approximately $1,412,000.

3. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                September 30,      June 30,
                                                ----------------------------
                                                    1996             1996
                                                -------------     ----------
      Purchased components and subassemblies     $1,406,744       $  942,210
      Work-in-process                               224,177          173,792
      Finished goods                              1,525,452        1,238,252
                                                 ----------       ----------
                                                 $3,156,373       $2,354,254
                                                 ==========       ==========


4. LINE OF CREDIT:
   ---------------

The Company has a $3,000,000 revolving line of credit (none outstanding at September 30, 1996) with a bank which expires on December 31, 1996, subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

5. LONG-TERM DEBT:
------------------

The Company has a term loan payable in monthly installments of approximately $400, including interest at 7.8%, with final payment due in July 1998.

6. STOCK OPTIONS:
-----------------

The Company has a stock option plan for employees and directors which provides for the grant of incentive and non-qualified stock options. The Company is authorized to issue options for the purchase of up to 1,000,000 shares of Common stock. Under the terms of the plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Except for options issued to non-employee directors, options generally vest and become exercisable ratably over four years, and expire five years from the grant date. Options granted to non-employee directors are made automatically upon the date they are first elected and on an annual basis pursuant to a formula set forth in the plan. Initial options granted to non-employee directors become fully vested nine months after the date of grant, and annual options become fully vested one year after the date of grant. As of September 30, 1996, the Company had options outstanding for the purchase of 665,188 shares of Common stock at prices ranging from $5.13 to $6.38 per share. Options to purchase 370,563 shares of Common stock were vested at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

  The Company provides network computers and related software that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation network computers combine a variety of windowed-display, graphical user interface ("GUI") and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed web browser technologies and Sun Microsystems, Inc.'s Java/TM/ technology that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

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

  In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. for the purpose of acquiring companies in the network computer services field, including information technology staffing companies and client-server consulting companies. The Company has hired James Dixon as President and Chief Executive Officer of the subsidiary and anticipiates that it will commence making acquisitions during the second quarter of fiscal 1997.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                         Three Months Ended
                           September 30,
                        --------------------
                          1996        1995
                        ---------  ---------
Gross Profit              39.2%       22.5%
Operating expenses:


  Sales and marketing         22.9     6.5
  General and administrative   9.4     4.8
  Research and development     7.4     1.9
    Operating income (loss)   (0.5)    9.3
Interest income                1.0     0.9
    Income before taxes        0.5    10.2
Income taxes                   0.2     3.8
                              ----    ----

    Net Income                 0.3%    6.4%
                              ====    ====


  For the three months ended September 30, 1996, net revenues decreased to $3,455,620 from $6,116,344 for the comparable period in the prior fiscal year. The Company's revenues for the current quarter represent the initial shipments of its new line of network computers, which was introduced at the end of June 1996, and revenues earned from the first licensing agreements for its netOS operating system software for network computing devices. Revenues for the three months ended September 30, 1995 represent shipments of the Company's X terminal product line, which the company marketed and manufactured prior to the introduction of its network computers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

  The Company's gross profit as a percentage of net revenues increased to 39.2% for the three months ended September 30, 1996 from 22.5% for the comparable three-month period of the prior fiscal year. The improvement was a result of achieving higher gross margins on the network computer product line, despite comparatively lower selling prices, and from the addition of software licensing revenues. The Company anticipates that gross will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

  For the three months ended September 30, 1996, net income was $12,287 as compared to $398,918 for the comparable period in the prior year. The decrease in net income was due to significant increases in the Company's investment in both sales and marketing and research and development expenses during the period, as well as lower net revenues.

  Operating expenses for the three months ended September 30, 1996 were $1,373,780, an increase of $568,588 from operating expenses of $805,192 in the comparable period of the prior year. Sales and marketing expenses increased by $393,610 to $788,809 for the three months ended September 30, 1996 as compared to $395,199 for the prior year as a result of significantly increasing the Company's sales and marketing staff and increased expenditures for advertising. Research and development expenses for the three months ended September 30, 1996 increased by $142,442 to $258,137 from $115,695 in the prior year as the Company expanded its investment to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $326,834 for the three months ended September 30, 1996 from

$294,298 in the prior year due to an increase in corporate staff relating to the formation of the Company's new subsidiary, Information Technology Consulting, Inc.

  Operating income (loss) decreased to ($20,725) for the three-month period ended September 30, 1996 from $572,737 for the comparable period in the previous fiscal year. The decrease in operating income for both periods is the result of decreased revenues, increased investments in the Company's sales and marketing and research and development expenses as well as increased general and administrative expenses, which were partially offset by higher gross profit margins.

  Net interest income decreased in the three month period ended September 30, 1996 due to lower interest rates and higher inventory balances.

  The effective income tax rates was approximately 36.0% in the three month period ended September 30, 1996 as compared to 36.6% in the comparable period of the prior fiscal year due to the implementation of tax planning strategies to reduce state taxable income.

FORWARD-LOOKING STATEMENTS

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, the timing and acceptance of new product introductions including the Company's new line of network computers and operating systems software, the mix of distribution channels through which the Company's products are sold, increased competition in the desktop computer market, including the network computer market, the failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers, continued government funding of projects for which the Company is a subcontractor and the Company's ability to complete strategic acquisitions. The Company does not undertake to update any forward-looking statements made herein.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996, the Company had net working capital of approximately $8,737,000 composed primarily of cash and cash equivalents, short-term investments, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $3,413,000 of cash and cash equivalents and short-term investments and a $3,000,000 bank line of credit facility, which was fully available as of September 30, 1996.

  Cash and cash equivalents and short-term investments increased by approximately $713,000 during the three-month period ended September 30, 1996, primarily as a result of reduction of accounts receivable, which was offset by a decrease in accounts payable and income taxes payable, and an increase in inventory.

  The Company generated approximately $753,000 in cash from operating activities in the nine months ended September 30, 1996 compared to $1,788,000 during the comparable period of fiscal 1996.

  The Company expects to fund current operations and other cash expenditures, as well as any acquisitions, through the use of available cash, cash from operations, funds available under its credit facility, possible new sources of debt financing, and its securities.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

              None

          (b) Reports on Form 8-K:

              None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   HDS NETWORK SYSTEMS, INC.

Date:  November 13, 1996                By: /S/ ARTHUR R. SPECTOR
                                            ----------------------------------
                                        Arthur R. Spector, President and Chief
                                        Executive Officer


Date:  November 13, 1996                By: /S/ SCOTT HOLLAND
                                            ----------------------------------
                                        Scott Holland, Vice President of Finance
                                        and Administration (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)