Form 10-Q
period 1996-12-31
HDS NETWORK SYSTEMS INC
filed 1997-02-13
CIK 894743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
                            _______________________

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 1996

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the transition period from       to      .
                               -----    -----

                       Commission File Number:  0-21240

                       ________________________________

                           HDS NETWORK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                        23-2705700
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

                                 Yes  X   No
                                     ---     ---

As of February 12, 1997, there were outstanding 5,741,587 shares of the Registrant's Common Stock.
                                                              Page 1 of 13 pages
                                                     Exhibit Index is on page 12

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                                     INDEX
                                     -----

                                                                        Page
                                                                      Number
                                                                      ------

PART I.       FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

              Consolidated Balance Sheets:
              December 31, 1996 and June 30, 1996                         3

              Consolidated Statements of Operations:
              Three and Six Months Ended December 31, 1996 and 1995       4

              Consolidated Statements of Cash Flows:
              Six Months Ended December 31, 1996 and 1995                 5

              Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

PART II.      OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                               13

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                December 31,                   June 30,
                                                      (Unaudited)                      1996                       1996
                                                                               ----------------------------------------
                 ASSETS
                 ------
CURRENT ASSETS:
 Cash and cash equivalents                                                       $ 3,380,692               $ 2,700,298
 Accounts receivable, net of allowance for doubtful accounts                       6,605,172                 4,914,007
 Inventories                                                                       3,032,401                 2,354,254
 Prepaid expenses and other                                                        1,208,512                   761,156
 Deferred income taxes                                                               435,470                   435,470
                                                                                 -----------               -----------
         Total current assets                                                     14,662,247                11,165,185

PROPERTY AND EQUIPMENT, net                                                          600,800                   668,420

CAPITALIZED SOFTWARE, net                                                            251,465                   190,298
                                                                                 -----------               -----------
                                                                                 $15,514,512               $12,023,903
                                                                                 ===========               ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                                            $            -               $     4,232
 Accounts payable                                                                  4,053,115                 1,927,897
 Accrued expenses                                                                    344,646                   316,937
 Deferred revenue                                                                    235,599                   199,944
                                                                                 -----------               -----------

         Total current liabilities                                                 4,633,360                 2,449,010
                                                                                 -----------               -----------
LONG-TERM DEBT                                                                             -                     3,733
                                                                                 -----------               -----------
DEFERRED INCOME TAXES                                                                 89,270                    89,270
                                                                                 -----------               -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value,
  1,000,000 shares authorized and none                                                    --                        --
    issued and outstanding
 Common stock, $.001 par value, 50,000,000 shares                                      5,727                     5,620
    authorized, 5,727,233 and 5,619,595 shares issued and outstanding
 Additional paid-in capital                                                        8,995,690                 8,268,123
 Retained earnings                                                                 1,885,988                 1,329,722
 Deferred compensation                                                              ( 95,523)                 (121,575)
                                                                                 -----------               -----------
         Total stockholders' equity                                               10,791,882                 9,481,890
                                                                                 -----------               -----------
                                                                                 $15,514,512               $12,023,903
                                                                                 ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                             Three Months Ended          Six Months Ended
(Unaudited)                                     December 31,               December 31,
                                          -----------------------   -------------------------
                                             1996         1995          1996          1995
                                          -----------  -----------  ------------  ------------
NET REVENUES                              $ 8,924,802   $5,888,739   $12,380,422   $12,005,083
COST OF REVENUES                            6,384,870    4,469,792     8,487,435     9,208,207
                                          -----------   ----------   -----------   -----------
      Gross profit                          2,539,932    1,418,947     3,892,987     2,796,876
                                          -----------   ----------   -----------   -----------
OPERATING EXPENSES:
 Sales and marketing                          993,681      454,352     1,782,490       849,551
 General and administrative                   390,917      295,887       717,751       590,185
 Research and development                     379,975      177,941       638,112       293,636
                                          -----------   ----------   -----------   -----------
      Total operating expenses              1,764,573      928,180     3,138,353     1,733,372
                                          -----------   ----------   -----------   -----------
      Operating income                        775,359      490,767       754,634     1,063,504

INTEREST INCOME                                35,933       64,459        75,856       121,040
                                          -----------   ----------   -----------   -----------
      Income before income taxes              811,292      555,226       830,490     1,184,544

INCOME TAXES                                  267,313      200,092       274,224       430,942
                                          -----------   ----------   -----------   -----------
NET INCOME                                $   543,979   $  355,134   $   556,266   $   753,602
                                          ===========   ==========   ===========   ===========
EARNINGS PER SHARE                        $       .07   $      .06   $       .09   $       .13
                                          ===========   ==========   ===========   ===========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                      10,937,536    5,640,136    10,935,925     5,640,136
                                          ===========   ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                              Six Months  Ended
                    (Unaudited)                 December 31,
                                          -------------------------
                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $   556,266   $   753,602
 Adjustments to reconcile net income to
  net cash provided by operating
  activities-
   Depreciation and amortization              112,758       179,548
   Amortization of deferred compensation       26,052        26,051
 Changes in operating assets and
  liabilities-
  (Increase) decrease in:
   Accounts receivable                     (1,691,165)    3,468,431
   Inventories                               (678,147)     (444,484)
   Prepaid expenses and other                (447,356)      (84,501)
  Increase (decrease) in:
   Accounts payable                         2,125,218    (1,437,400)
   Accrued expenses                            27,709      (232,953)
   Deferred revenue                            35,655        17,702
   Income taxes payable                             -      (562,499)
                                          -----------   -----------
      Net cash provided by
       operating activities                    66,990     1,683,497
                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment          (45,138)      (70,692)
 Purchase of short-term investments                 -    (1,040,676)
 Capitalized software                         (61,167)      (59,561)
                                          -----------   -----------
      Net cash  used in investing            (106,305)   (1,169,210)
       activities                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit                        -      (589,000)
 Proceeds from the exercise of stock
  options                                     727,674             -
 Principal payments on long-term debt          (7,965)       (1,586)
                                          -----------   -----------
      Net cash provided by (used in)
        financing activities                  719,709      (590,586)
                                          -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  680,394       (76,299)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                     2,700,298     2,184,983
                                          -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $ 3,380,692   $ 2,108,684
                                          ===========   ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
  OPERATING ACTIVITIES:
   Cash paid for income taxes             $     8,184   $   821,000
   Cash paid for interest                 $     1,043   $     6,997

  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated financial statements of HDS Network systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of the three- and six-month period ended December 31, 1996 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. MAJOR CUSTOMERS :
   -----------------

Net revenues from three customers represented 26%, 20% and 13% of total net revenues for the three months ended December 31,1996 and 19%, 15% and 10% of net revenues for the six-month period then ended. Net revenues from two customers represented 32% and 24% of total net revenues for the three months ended December 31,1995 and 33% and 18% of net revenues for the six-month period then ended. At December 31, 1996, the Company had receivables from these customers of approximately $3,480,000.


3. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                          December 31          June 30,
                                          -----------------------------
                                              1996                 1996
                                          --------------  -------------
Purchased components and subassemblies        $1,287,409      $  942,210
Work-in-process                                  263,101         173,792
Finished goods                                 1,481,891       1,238,252
                                              ----------      ----------
                                              $3,032,401      $2,354,254
                                              ==========      ==========


4. LINE OF CREDIT:
   ---------------

The Company has a $3,000,000 revolving line of credit (none outstanding at December 31, 1996) with a bank which expires on December 31, 1997 subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

5. LONG-TERM DEBT:
   ---------------

The Company had a term loan payable in monthly installments of approximately $400, including interest at 7.8%, with final payment due in July 1998. The loan was paid off in November 1996.

6. STOCK OPTIONS:
   --------------

The Company has a stock option plan for employees and directors which provides for the grant of incentive and non-qualified stock options. The Company is authorized to issue options for the purchase of up to 1,100,000 shares of Common stock. Under the terms of the plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Except for options issued to non-employee directors, options generally vest and become exercisable ratably over four years, and expire five years from the grant date. Options granted to non-employee directors are made automatically upon the date they are first elected and on an annual basis pursuant to a formula set forth in the plan. Initial options granted to non-employee directors become fully vested nine months after the date of grant, and annual options become fully vested one year after the date of grant. As of December 31, 1996, the Company had options outstanding for the purchase of 765,188 shares of Common stock at prices ranging from $5.13 to $7.625 per share. Options to purchase 382,563 shares of Common stock were vested at December 31, 1996.


7. EARNINGS PER SHARE
   ------------------

The Company utilized the modified treasury stock method for the three-and six-month periods ended December 31, 1996 to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options and warrants, using the modified treasury stock method) outstanding. The Company's reported net income is increased for the earnings per share calculation by the after-tax imputed interest income that would have been earned on the net proceeds, after assumed repurchase of 20 percent of outstanding common shares, from the conversion of the Company's stock options and warrants.

Earnings per share for the three- and six-month periods ended December 31, 1996 and 1995 are calculated as follows:

                                                                       Three months ended              Six months ended
                                                                          December 31,                    December 31,

                                                                       1996          1995              1996        1995
                                                                       ----          ----              ----        ----
Net income as reported                                                $  543,979    $  355,134        $  556,266  $  753,602
Imputed interest income, net of income taxes                             231,396       -------           459,229     -------
                                                                       ---------     ---------         ---------   ---------

Adjusted net income                                                   $  775,375    $  355,134        $1,015,495  $  753,602
                                                                      ==========    ==========        ==========  ==========

Actual number of shares outstanding                                    5,727,233     5,607,850         5,727,233   5,607,850
Net additional shares arising from exercise of warrants and
options                                                                5,210,303        32,286         5,208,692      32,286
                                                                       ---------        ------         ---------      ------

Weighted average number of shares outstanding                         10,937,536     5,640,136        10,935,925   5,640,136
                                                                      ==========     =========        ==========   =========

Earnings per share                                                        $  .07        $  .06            $  .09      $  .13
                                                                          ======        ======            ======      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The Company provides network computers and related software that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation network computers combine a variety of windowed-display, graphical user interface ("GUI") and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed Netscape Navigator/TM/ and Sun Microsystems, Inc.'s Java/TM/ technology that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

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

        In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the network computer services field, including information technology staffing companies and client-server consulting companies. In January 1997 the Company announced that ITC has entered into a definitive agreement to acquire the business of Global Consulting Group ("Global"), an information technology staffing and consulting company with revenues of approximately $11.4 million and operating income of approximately $1.4 million for the year ended December 31, 1996. Under the terms of the agreement, ITC will purchase Global subject to the consummation by ITC of a public offering of its stock. The Company expects that ITC will seek to make additional acquisitions during the third quarter of fiscal 1997.



Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                  Three Months Ended           Six Months Ended
                                     December 31,                December 31,
                                  ------------------          ------------------
                                  1996          1995          1996          1995
                                  ----          ----          ----          ----

Gross profit                     28.5%         24.1%         31.4%         23.3%
Operating expenses:
 Sales and marketing              11.1           7.7          14.4           7.1
 Research and development          4.3           3.0           5.2           2.4
 General and administrative        4.4           5.0           5.7           4.9
   Operating income                8.7           8.4           6.1           8.9
Interest income, net               0.4           1.1           0.6           1.0
   Income before taxes             9.1           9.5           6.7           9.9
Income taxes                       3.0           3.5           2.2           3.6
                                   ---           ---           ---           ---
   Net income                     6.1%          6.0%          4.5%          6.3%
                                  ====          ====          ====          ====

     For the six months ended December 31, 1996, net revenues increased to $12,380,422 from $12,005,083 for the comparable period in the prior fiscal year. Net revenues for the three months ended December 31, 1996 increased 51.6% to $8,924,802 from $5,888,739 for the comparable period in the prior fiscal year. The Company's net revenues for the current year represent shipments of its new line of network computers, which was introduced at the end of June 1996, and revenues earned from the first licensing agreements for its netOS operating system software for network computing devices. Net revenues for the six months ended December 31, 1995 represent shipments of the Company's X terminal product line, which the company marketed and manufactured prior to the introduction of its network computers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

     The Company's gross profit as a percentage of net revenues increased to 28.5% and 31.4% for the three and six months ended December 31, 1996, respectively, from 24.1% and 23.3%, respectively, for the comparable three- and six-month periods of the prior fiscal year. The improvement was a result of achieving higher gross margins on the network computer product line, despite comparatively lower selling prices, and from the addition of software licensing revenues. The Company anticipates that its gross profit percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

     For the three months ended December 31, 1996, net income increased 53.1% to $543,979 from $355,134 for the comparable period in the prior year. The increase in net income resulted from significant increases in revenues and in gross profit percentages, which was partially offset by increased operating
expenses during the period, as well as lower net interest income.   For the six
months ended December 31, 1996, net income was $556,266 compared to $753,602 in the comparable period of the prior year. The decrease was due to increased operating expenses, which was partially offset by higher revenues and higher gross margins.

     Operating expenses for the three and six months ended December 31, 1996 were $1,764,573 and $3,138,353, respectively. These figures represent increases from operating expenses of $928,180 and $1,733,372, respectively, in the comparable periods of the prior fiscal year. Sales and marketing expenses increased by $539,329 to $993,681 for the three months ended December 31, 1996 as compared to $454,352 for the prior year and by $932,939 to $1,782,490 from $849,551 for the six-month period then ended. These increases were the result of significantly increasing the Company's sales and marketing staff, including opening new sales office in the United States and in Europe, and increased expenditures for advertising and public relations. Research and development expenses for the three months ended December 31, 1996 increased by 113.5% or $202,034 to $379,975 from $177,941 in the comparable period of the prior year. For the six months ended December 31, 1996, research and development expenses increased 117.3% or $344,476 to $638,112 from $293,636 as the Company expanded its investment in engineering resources to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $390,917 for the three months ended December 31, 1996 from $294,887 in the comparable period in the prior year. For the six-month period ended December 31, 1996, general and administrative expenses increased from $590,185 to $717,751 due to an increase in corporate staff relating to the formation of the Company's new subsidiary, Information Technology Consulting, Inc.

     Operating income increased to $775,359 for the three-month period ended December 31, 1996 from $490,767 for the comparable period in the previous fiscal year. The increase in operating income for the period is the result of higher net revenues and higher gross profit margins, which were partially offset by increased operating expenses. For the six months ended December 31, 1996, the Company's operating income decreased from $1,063,504 to $754,634, as a result of increased investments in the Company's sales and marketing and research and development expenses as well as increased general and administrative expenses, which were partially offset by higher net revenues and higher gross profit margins.

     Net interest income decreased in the six month period ended December 31, 1996 due to lower interest rates and investment balances and higher levels of inventory and accounts receivable balances.

     The effective income tax rates were approximately 32.9% and 33.0% in the three- and six-month periods ended December 31, 1996 as compared to 36.0% and 36.4% in the comparable periods of the prior fiscal year due to the implementation of tax planning strategies.



Forward-Looking Statements

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, the timing and acceptance of new product introductions including the Company's new line of network computers and operating systems software, the mix of distribution channels through which the Company's products are sold, increased competition in the desktop computer market, including the network computer market, the failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers, continued government funding of projects for which the Company is a subcontractor and the Company's ability, directly and through its wholly-owned subsidiary, to complete strategic acquisitions. The Company does not undertake to update any forward-looking statements made herein.

Liquidity and Capital Resources

     At December 31, 1996, the Company had net working capital of approximately $10,028,000 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $3,381,000 of cash and cash equivalents and a $3,000,000 bank line of credit facility, which was fully available as of December 31, 1996.

     Cash and cash equivalents and short-term investments increased by approximately $680,000 during the six-month period ended December 31, 1996, primarily as a result of the exercise of stock options and cash provided by operations.

     The Company generated approximately $67,000 in cash from operating activities in the six months ended December 31, 1996 compared to $1,683,000 during the comparable period of fiscal 1996.


     The Company expects to fund current operations and other cash expenditures, as well as any acquisitions, through the use of available cash, cash from operations, funds available under its credit facility, possible new sources of debt and equity financing.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On December 3, 1996, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect six members to the Board of Directors and to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending June 30, 1997. The Stockholders also approved an amendment to the Company's 1995 Stock Option Plan and approved the Company's wholly-owned subsidiary's Information Technology Consulting, Inc. 1996 Equity Compensation Plan.

     Elected to the Board of Directors were Arthur R. Spector (4,091,960 shares voted for election and 17,700 shares were withheld), Michael G. Kantrowitz (4,091,960 shares voted for election and 17,700 shares were withheld), Howard L. Morgan (4,091,460 shares voted for election and 18,200 shares were withheld), John M. Ryan (4,091,460 shares voted for election and 18,200 shares were withheld), James W. Dixon (4,091,460 shares voted for election and 17,700 shares were withheld) and Carl G. Sempier (4,090,460 shares voted for election and 19,200 shares were withheld).

     Also at the Annual Meeting, 4,096,660 shares voted to ratify the selection of Arthur Andersen LLP as the Company's independent accountants, with 4,700 shares voting against ratification and 8,300 shares abstaining.

     The amendment to the Company's 1995 Stock Option Plan was approved with 1,870,957 shares voting in favor of the proposal, 68,405 shares voting against the proposal and 19,500 votes abstaining.

     The Information Technology Consulting, Inc. 1996 Equity Compensation Plan was approved with 1,875,187 shares voting in favor of the proposal, 71,375 shares voting against the proposal and 18,300 votes abstaining .

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             None

        (b)  Reports on Form 8-K:

             None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                    HDS NETWORK SYSTEMS, INC.



Date:  February 13, 1997               By: /S/ ARTHUR R. SPECTOR
                                           ----------------------------------
                                       Arthur R. Spector, President and Chief
                                       Executive Officer



Date:  February 13, 1997               By: /S/ SCOTT HOLLAND
                                           --------------------------------
                                       Scott Holland, Vice President of Finance
                                       Administration (Principal Financial
                                       Officer and Principal Accounting
                                       Officer)