Form 10-Q
period 1997-03-31
HDS NETWORK SYSTEMS INC
filed 1997-05-15
CIK 894743

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------

                                   FORM 10-Q

                           ------------------------

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 0-21240

                       ---------------------------------

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

                       ---------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---    ---

As of May 9, 1997, there were outstanding 5,757,437 shares of the Registrant's Common Stock.
                                                              Page 1 of 15 pages
                                                     Exhibit Index is on page 14

                           HDS NETWORK SYSTEMS, INC.
                           ------------------------

                                     INDEX
                                     -----

                                                                        Page
                                                                      Number
                                                                      ------
PART I.    FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets:
           March 31, 1997 and June 30, 1996                                3

           Consolidated Statements of Operations:
           Three and Nine Months Ended March 31, 1997 and 1996             4

           Consolidated Statements of Cash Flows:
           Nine Months Ended March 31, 1997 and 1996                       5

           Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

                           HDS NETWORK SYSTEMS, INC.
                           ------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                                  March 31,               June 30,
                                                          (Unaudited)                                1997                   1996
                                                                                             -------------------------------------
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                                $       1,766,854    $       2,700,298
   Accounts receivable, net of allowance for doubtful accounts                                      6,516,532            4,914,007
   Inventories                                                                                      4,027,120            2,354,254
   Prepaid expenses and other                                                                       1,655,728              761,156
   Deferred income taxes                                                                              435,470              435,470
                                                                                            -----------------    -----------------

                  Total current assets                                                             14,401,704           11,165,185

PROPERTY AND EQUIPMENT, net                                                                           733,791              668,420

CAPITALIZED SOFTWARE, net                                                                             275,517              190,298
                                                                                            -----------------    -----------------

                                                                                            $      15,411,012    $      12,023,903
                                                                                            =================    =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                                        $           -        $           4,232
   Accounts payable                                                                                 3,637,422            1,927,897
   Accrued expenses                                                                                   347,781              316,937
   Deferred revenue                                                                                   250,599              199,944
                                                                                            -----------------    -----------------

                  Total current liabilities                                                         4,235,802            2,449,010
                                                                                            -----------------    -----------------

LONG-TERM DEBT                                                                                              -                3,733
                                                                                            -----------------    -----------------

DEFERRED INCOME TAXES                                                                                  89,270               89,270
                                                                                            -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued and
      outstanding                                                                                         ---                  ---
   Common stock, $.001 par value, 50,000,000 shares
      authorized, 5,727,233 and 5,619,595 shares issued and outstanding                                 5,727                5,620
   Additional paid-in capital                                                                       8,995,690            8,268,123
   Retained earnings                                                                                2,167,020            1,329,722
   Deferred compensation                                                                             ( 82,497)            (121,575)
                                                                                            -----------------    -----------------


                  Total stockholders' equity                                                       11,085,940            9,481,890
                                                                                            -----------------    -----------------
                                                                                            $      15,411,012    $      12,023,903
                                                                                            =================    =================


  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           ------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)



                                                          Three Months Ended                           Nine Months Ended
                                                               March 31,                                   March 31,
                                            ---------------------------------------------   ---------------------------------------
                                                   1997                        1996               1997                  1996
                                            -----------------           -----------------   -----------------     -----------------
NET REVENUES                                $       6,092,369           $       3,681,011   $      18,472,791     $      15,686,094

COST OF REVENUES                                    3,845,093                   2,647,720          12,332,528            11,855,927
                                            -----------------           -----------------   -----------------     -----------------

               Gross profit                         2,247,276                   1,033,291           6,140,263             3,830,167
                                            -----------------           -----------------   -----------------     -----------------
OPERATING EXPENSES:
    Sales and marketing                               993,660                     591,991           2,776,150             1,441,542
    General and administrative                        438,496                     297,373           1,231,247               887,558
    Research and development                          404,712                     193,207             967,824               486,843
                                            -----------------           -----------------   -----------------     -----------------

               Total operating expenses             1,836,868                   1,082,571           4,975,221             2,815,943
                                            -----------------           -----------------   -----------------     -----------------

               Operating income (loss)                410,408                     (49,280)          1,165,042             1,014,224

INTEREST INCOME, net                                   25,687                      57,182             101,543               178,672
                                            -----------------           -----------------   -----------------     -----------------

               Income before income taxes             436,095                       7,902           1,266,585             1,192,896

INCOME TAXES                                          155,062                       2,845             429,286               433,787
                                            -----------------           -----------------   -----------------     -----------------

NET INCOME                                  $         281,033           $           5,057   $         837,299     $         759,109
                                            =================           =================   =================     =================

EARNINGS PER SHARE                          $             .05           $             .02   $             .14     $             .13
                                            =================           =================   =================     =================

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                    10,941,471                  10,553,186          10,937,774             7,257,717
                                            =================           =================   =================     =================

  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           ------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                           Nine Months Ended
                                   (Unaudited)                                                  March 31,
                                                                                  -----------------------------------
                                                                                        1997               1996
                                                                                  ----------------   ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $        837,299   $        759,109
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities-
         Depreciation and amortization                                                     169,136            279,770
         Amortization of deferred compensation                                              39,078             26,051
    Changes in operating assets and liabilities- (Increase) decrease in:
         Accounts receivable                                                            (1,602,525)         3,665,510
         Inventories                                                                    (1,672,866)          (701,775)
         Prepaid expenses and other                                                       (894,572)          (448,550)
       Increase (decrease) in:
         Accounts payable                                                                1,709,525         (1,421,012)
         Accrued expenses                                                                   30,844           (282,372)
         Deferred revenue                                                                   50,655             17,702
         Income taxes payable                                                                -               (626,375)
                                                                                  ----------------   ----------------
              Net cash provided by (used in)
                operating activities                                                    (1,333,426)         1,268,058
                                                                                  ----------------   ----------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (234,508)          (136,982)
    Reduction in short-term investments                                                        -              959,324
    Capitalized software                                                                   (85,219)           (92,512)
                                                                                  ----------------   ----------------
              Net cash provided by (used in) investing activities                         (319,727)           729,830
                                                                                  ----------------   ----------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of line of credit                                                              -               (589,000)
    Proceeds from the exercise of stock options                                            727,674                  -
    Principal payments on long-term debt                                                    (7,965)            (2,246)
                                                                                  ----------------   ----------------
              Net cash provided by (used in)
                financing activities                                                       719,709           (591,246)
                                                                                  ----------------   ----------------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (933,444)         1,406,642

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         2,700,298          2,184,983
                                                                                  ----------------   ----------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      1,766,854   $      3,591,625
                                                                                  ================   ================
  SUPPLEMENTAL DISCLOSURES OF NONCASH
     OPERATING ACTIVITIES:
         Cash paid for income taxes                                               $         27,213   $      1,001,000
         Cash paid for interest                                                   $          3,556   $         10,475

  The accompanying notes are an integral part of these financial statements.

                           HDS NETWORK SYSTEMS, INC.
                           -------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------


1.    BASIS OF PRESENTATION:
      ----------------------

The accompanying unaudited consolidated financial statements of HDS Network Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of the three- and nine-month period ended March 31, 1997 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.    MAJOR CUSTOMERS:
      ----------------

Net revenues from one customer represented 35% of total net revenues for the three months ended March 31,1997 and net revenues from two customers represented 12% and 11% of net revenues for the nine-month period then ended. Net revenues from one customer represented 20% of total net revenues for the three months ended March 31, 1996 and 19% of total net revenues for the nine month period then ended, while net revenues from another customer represented 25% of total net revenues for the nine months ended March 31, 1996. At March 31, 1997, the Company had receivables from the above customers of approximately $2,781,000.


3.    NEW ACCOUNTING PRONOUNCEMENT:
      -----------------------------

Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure", was issued in February 1997. SFAS 129 will not result in any substantive changes in the Company's disclosure.



4.    INVENTORIES:
      ------------
Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                               March 31,           June 30,
                                                          ------------------------------------
                                                                1997                1996
                                                          ----------------    ----------------
          Purchased components and subassemblies          $      1,455,804    $        942,210
          Work-in-process                                          289,148             173,792
          Finished goods                                         2,282,168           1,238,252
                                                          ----------------    ----------------
                                                          $      4,027,120    $      2,354,254
                                                          ================    ================

5.    LINE OF CREDIT:
      ---------------

The Company has a $5,000,000 revolving line of credit (none outstanding at March 31, 1997) with a bank which expires on December 31, 1997, subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

6.    LONG-TERM DEBT:
      ---------------

The Company had a term loan payable in monthly installments of approximately $400, including interest at 7.8%, with final payment due in July 1998. The loan was paid off in November 1996.

7.    STOCK OPTIONS:
      --------------

The Company has a stock option plan for employees and directors which provides for the grant of incentive and non-qualified stock options. The Company is authorized to issue options for the purchase of up to 1,100,000 shares of common stock. Under the terms of the plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Except for options issued to non-employee directors, options generally vest and become exercisable ratably over four years, and expire five years from the grant date. Options granted to non-employee directors are made automatically upon the date they are first elected and on an annual basis pursuant to a formula set forth in the plan. Initial options granted to non-employee directors become fully vested nine months after the date of grant, and annual options become fully vested one year after the date of grant. As of March 31, 1997, the Company had options outstanding for the purchase of 765,188 shares of common stock at prices ranging from $5.13 to $7.625 per share. Options to purchase 382,563 shares of common stock were vested at March 31, 1997.

8.    EARNINGS PER SHARE:
      -------------------

The Company utilized the modified treasury stock method for the three- and nine-month periods ended March 31, 1997 to compute earnings per share since common share equivalents at the end of the period exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options and warrants, using the modified treasury stock method) outstanding. The Company's reported net income is increased for the earnings per share calculation by the after-tax imputed interest income that would have been earned on the net proceeds, after the assumed repurchase of 20 percent of outstanding common shares, from the conversion of the Company's stock options and warrants.

Earnings per share for the three- and nine-month periods ended March 31, 1997 and 1996 are calculated as follows:

                                                                       Three months ended              Nine months ended
                                                                            March 31,                      March 31,

                                                                         1997            1996           1997           1996
                                                                         ----            ----           ----           ----
Net income as reported                                                $  281,033      $    5,057     $  837,299    $  759,109
Imputed interest income, net of income taxes                             228,767         210,892        687,996       210,892
                                                                       ---------       ---------      ---------     ---------

Adjusted net income                                                   $  509,800      $  215,949     $1,525,295    $  970,001
                                                                      ==========      ==========     ==========    ==========

Actual number of shares outstanding                                    5,741,587       5,607,850      5,741,587     5,607,850
Net additional shares arising from exercise of warrants and
options                                                                5,199,884       4,945,336      5,196,187     1,649,867
                                                                       ---------       ---------      ---------     ---------

Weighted average number of shares outstanding                         10,941,471      10,553,186     10,937,774     7,257,717
                                                                      ==========      ==========     ==========     =========

Earnings per share                                                      $    .05        $    .02       $    .14      $    .13
                                                                        ========        ========       ========      ========

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share", was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS is required to be adopted for the Company's fiscal year ending June 30, 1998 and, when adopted, will require restatement of prior periods' EPS.

Early application of SFAS 128 is prohibited, although footnote disclosure of pro forma EPS amounts is required. The effect of adoption of SFAS is included on a pro forma basis as presented below.

                                                                       Three months ended              Nine months ended
                                                                            March 31,                      March 31,

                                                                      1997             1996           1997           1996
                                                                      ----             ----           ----           ----
Earnings per share, as reported                                     $    .05        $    .02        $    .14      $    .13
                                                                    ========        ========        ========      ========

Proforma information:

Basic earnings per share                                            $    .05        $    -0-        $    .15      $    .14
                                                                    ========        ========        ========      ========

Diluted earnings per share                                          $    .04        $    -0-        $    .11      $    .12
                                                                    ========        ========        ========      ========

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

        In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the network computer services field, including information technology staffing companies and client-server consulting companies. In January 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of Global Consulting Group ("Global"), an information technology staffing and consulting company with revenues of approximately $11.4 million and operating income of approximately $1.4 million for the year ended December 31, 1996. Under the terms of the agreement, ITC will purchase Global subject to the consummation by ITC of a public offering of its stock. In March 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of The Reohr Group, Inc. ("Reohr"), an information technology staffing and consulting company with revenues of approximately $16.4 million and operating income of approximately $3.4 million for the year ended December 31, 1996. Under the terms of the agreement, ITC will purchase Reohr subject to the consummation by ITC of a public offering of its stock. The Company expects that ITC will seek to enter into definitive agreements with respect to additional acquisitions during the fourth quarter of fiscal 1997.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                  Three Months Ended                     Nine Months Ended
                                       March 31,                             March 31,
                                      -----------                          -------------
                                   1997          1996                   1997          1996
                                   ----          ----                   ----          ----
Gross profit                      36.9%           28.1%                33.2%           24.4%
Operating expenses:
  Sales and marketing             16.3            16.1                 15.0             9.2
  Research and development         6.6             5.2                  5.2             3.1
  General and administrative       7.3             8.1                  6.7             5.7
     Operating income (loss)       6.7            (1.3)                 6.3             6.4
Interest income, net               0.4             1.5                  0.6             1.1
     Income before taxes           7.1             0.2                  6.9             7.5
Income taxes                       2.5             0.1                  2.4             2.8
                                   ---             ---                  ---             ---
     Net income                    4.6%            0.1%                 4.5%            4.7%
                                   ====            ====                 ====            ====

        For the three months ended March 31, 1997, net revenues increased by 65.5% to $6,092,369 from $3,681,011 for the comparable period in the prior fiscal year. Net revenues for the nine months ended March 31, 1997 increased 17.7% to $18,472,791 from $15,686,094 for the comparable period in the prior fiscal year. The Company's net revenues for the current year represent shipments of its new line of network computers, which was introduced at the end of June 1996, and revenues earned from the first licensing agreements for its netOS operating system software for network computing devices. Net revenues for the nine months ended March 31, 1996 represent shipments of the Company's X terminal product line, which the Company marketed and manufactured prior to the introduction of its network computers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

        The Company's gross profit as a percentage of net revenues increased to 36.9% and 33.2% for the three and nine months ended March 31, 1997, respectively, from 28.1% and 24.4%, respectively, for the comparable three- and nine-month periods of the prior fiscal year. The improvement was a result of achieving higher gross margins on the network computer product line, despite comparatively lower selling prices, and from the addition of software licensing revenues. The Company anticipates that gross margins will vary from quarter to quarter depending on the source of the Company's business, including the percentage of revenue derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

        Operating expenses for the three and nine months ended March 31, 1997 were $1,836,868 and $4,975,221, respectively. These figures represent increases from operating expenses of $1,082,571 and $2,815,943, respectively, in the comparable periods of the prior fiscal year. Sales and marketing expenses increased by $401,669 to $993,660 for the three months ended March 31, 1997 as compared to $591,991 for the prior year and by $1,334,608 to $2,776,150 from $1,441,542 for the nine-month period then ended. These increases were the result of significantly increasing the Company's sales and marketing staff, including opening new sales offices in the United States and in Europe, and increased expenditures for advertising and public relations. Research and development expenses for the three months ended March 31, 1997 increased by 109.4% or $141,123 to $404,712 from $193,207 in the comparable period of the prior year. For the nine months ended March 31, 1997, research and development expenses increased 98.7% or $480,981 to $967,824 from $486,843 as the Company expanded its investment in engineering resources to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $438,496 for the three months ended March 31, 1997 from $297,373 in the comparable period in the prior year. For the nine-month period ended March 31, 1997, general and administrative expenses increased from $887,558 to $1,231,247 due to an increase in corporate staff relating to the formation of the Company's new subsidiary, Information Technology Consulting, Inc.

        Operating income increased to $410,408 for the three-month period ended March 31, 1997 from an operating loss of $49,280 for the comparable period in the previous fiscal year. The increase in operating income for the period is the result of higher net revenues and higher gross profit margins, which were partially offset by increased operating expenses. For the nine months ended March 31, 1997, the Company's operating income increased from $1,014,224 to $1,165,042, as a result of higher net revenues and higher gross profit margins which were partially offset by increased investments in the Company's sales and marketing and research and development expenses as well as increased general and administrative expenses.

        Net interest income decreased in the nine month period ended March 31, 1997 due to lower interest rates and investment balances and higher inventory and accounts receivable balances.

        The effective income tax rates were approximately 35.5% and 33.8% in the three- and nine-month periods ended March 31, 1997 as compared to 36.0% and 36.4% in the comparable periods of the prior fiscal year due to the implementation of tax planning strategies.

        For the three months ended March 31, 1997, net income increased fifty-fold to $281,033 from $5,057 for the comparable period in the prior year. The increase in net income resulted from significant increases in revenues and in gross profit percentages, which was partially offset by increased operating expenses during the period, as well as lower net interest income. For the nine months ended March 31, 1997, net income increased 10.3% to $837,299 from $759,109 in the comparable period of the prior year. The increase was due to higher revenues and higher gross margins, which was partially offset by increased operating expenses.


Forward-Looking Statements

        The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, the timing and acceptance of new product introductions including the Company's line of network computers and operating system software, the mix of distribution channels through which the Company's products are sold, increased competition in the desktop computer market, including the network computer market, the failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers, continued government funding of projects for which the Company is a subcontractor and the Company's ability, directly and through its wholly-owned subsidiary, to complete strategic acquisitions. The Company does not undertake to update any forward-looking statements made herein.

Liquidity and Capital Resources

        At March 31, 1997, the Company had net working capital of approximately $10,166,000 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $1,766,854 of cash and cash equivalents and a $5,000,000 bank line of credit facility, which was fully available as of March 31, 1997.

        Cash and cash equivalents and short-term investments decreased by approximately $933,000 during the nine-month period ended March 31, 1997, primarily as a result of higher inventory and accounts receivable balances, as well as significant investments by the Company in licensing technologies in connection with the development of the network computer line.

        The Company used approximately $1,333,000 in cash from operating activities in the nine months ended March 31, 1997 compared to providing $1,268,000 during the comparable period of fiscal 1996 due to the higher working capital required by the increased revenue levels in 1997.

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


                                     HDS NETWORK SYSTEMS, INC.



Date:  May 15, 1997                       By: /S/ ARTHUR R. SPECTOR
                                              --------------------------
                                          Arthur R. Spector, President and Chief
                                          Executive Officer




Date:  May 15, 1997                       By: /S/ SCOTT HOLLAND
                                              -------------------------
                                          Scott Holland, Vice President of
                                          Finance and Administration (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)