Form 10-K
period 1997-06-30
HDS NETWORK SYSTEMS INC
filed 1997-09-29
CIK 894743

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
   (Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 1997
                                       or
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                        Commission File Number 0-21240
                                               -------

                             NEOWARE SYSTEMS, INC.
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

    Title of each class               Name of each exchange on which registered

          None                                          NASDAQ
    -------------------               -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock and two Redeemable Common Stock Purchase Warrants; Common Stock, par value $.001 per share; and Redeemable Common Stock Purchase Warrants each to purchase one share of Common Stock for
             ----------------------------------------------------------------
                                $5.50 per share
                                ---------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES X  NO
                                         -     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $24,778,000. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on September 19, 1997. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 19 , 1997 was 5,760,820.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 1997 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.



                                         TABLE OF CONTENTS                                            PAGE
                                         -----------------                                            ----
PART I...................................................................................................1
         ITEM 1.  BUSINESS...............................................................................1
         ITEM 2.  PROPERTIES.............................................................................8
         ITEM 3.  LEGAL PROCEEDINGS......................................................................9
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................9

PART II..................................................................................................9
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..................9
         ITEM 6.  SELECTED FINANCIAL DATA...............................................................10
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.11
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................15
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...15

PART III................................................................................................16
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................16
         ITEM 11. EXECUTIVE COMPENSATION................................................................17
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. ......................17
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................17

PART IV.................................................................................................17
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................17

                                    PART I

Forward-Looking Statements

         Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and certain other statements contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, the timing and acceptance of new product introductions including the Company's line of network computers, the mix of distribution channels through which the Company's products are sold, increased competition, the failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers, continued government funding of projects for which the Company is a subcontractor, increased competition in the desktop computer market and the Company's ability to complete strategic acquisitions.

ITEM 1.  BUSINESS.

General

         Neoware Systems, Inc., formerly HDS Network Systems, Inc., (the "Company") designs, manufactures and markets a family of network computers that are designed to integrate and deliver information to the desktop in network-centric environments. The Company's @workStation/TM/ and NeoStation/TM/ and related software combine a variety of windowed-display, graphical user interface ("GUI") and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, and audio and video data, on any type of network. The Company has licensed the Navigator browser from Navio Communications, Inc. Sun Microsystems, Inc.'s Java/TM/ technology and Spyglass, Inc.'s Web browser technologies to provide cost-effective access to information and applications within the corporate enterprise and on the Internet. The functionality of the Company's systems is derived primarily from netOS/TM/, an operating system software product based on open systems technologies, owned and developed by the Company. The Company's hardware products are optimized to run netOS/TM/. The Company's network computers provide certain advantages over PCs, workstations and traditional terminals, particularly with respect to lower administrative costs, reduced obsolescence and improved ease of use.

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

         The Company was formed in November 1992 as a Specified Purpose Acquisition Company ("SPAC"), the objective of which was to acquire an operating business in the information systems industry. During 1993 and 1994, the Company's efforts were limited to organizational activities, completion of an initial public offering and evaluation of possible acquisitions. On March 2, 1995, Human Designed Systems, Inc. ("HDS") was merged into a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, all of the outstanding shares of HDS were converted into the right to receive a total of 2,810,000 shares of the Company's Common Stock, 618,200 redeemable common stock purchase warrants and $5,500,000 in cash, in accordance with the exchange ratios set forth in the Merger Agreement. Upon completion of the Merger, the former shareholders of HDS owned approximately 50.1% of the outstanding Common Stock of the Company. At the time of the Merger, the Company changed its name to HDS Network Systems, Inc. In April 1996 HDS was merged into the Company.

         In September 1996, the Company entered into an agreement with Hitachi Data Systems Corporation whereby the Company, among other things, agreed to sell to Hitachi all of the Company's rights in the mark "HDS" and to cancel certain petitions filed by the Company in the United States Patent and Trademark Office to cancel Hitachi's trademark registrations relating to the mark "HDS." At a Special Meeting of Stockholders held on July 30, 1997, the Company's stockholders approved the Company's name change to Neoware Systems, Inc.

         In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the network computer services field, including information technology staffing companies and client-server consulting companies. In January 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of Global Consulting Group ("Global"), an information technology staffing and consulting company, subject to the consummation by ITC of a public offering of its stock. In March 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of The Reohr Group, Inc. ("Reohr"), an information technology staffing and consulting company, subject to the consummation by ITC of a public offering of its stock.

         In August 1997, the Company announced that it had entered into an agreement under which ITC will merge with Reohr and Global. Under the agreement, ITC and Global will merge into Reohr, and Neoware, as the sole stockholder of ITC, will receive stock of the surviving entity that will represent ownership of approximately 2% of the entity after the merger. The Company will also be reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions.

         In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. (BDT). BDT has acquired and developed a software product, SmartBridge/TM/, which utilizes the "intelligent bridging" approach to upgrading programs and data for Year 2000 compliance. Neoware holds a majority ownership stake in BDT, which is based in Atlanta, GA. The SmartBridge product implements an on-site automated bridge building "factory" that creates intelligent bridge modules. These modules allow the uncoupling of applications and data, enabling conversions to take place quickly and with minimal impact to system performance.


Product Strategy

         The Company's objective is to maintain a leadership position in the evolving market for network computer products. Prior to the introduction of its network computer product family in June 1996, the Company was a leading provider of X Window terminals. The Company believes the market potential of the network computer is significantly larger than that of the X terminal market, and has invested significant resources in sales and marketing and research and development in the current and prior years to bring its new product families to market. The Company's network computer products incorporate the following elements:

         . Efficient, standards-based Operating System. During the current and prior years, the Company developed and enhanced netOS, an operating system for network computers based on industry standard protocols and technologies. The operating system allows users to access applications and information on multiple platforms, including Windows95(R), WindowsNT(R), Windows 3.1, UNIX/TM/, mainframe and midrange computers, the Internet and Java/TM/. The netOS operating system is used within the Company's own product lines, and the Company has licensed the operating system to other manufacturers of network-centric computing devices. In July 1997, the Company introduced three versions of netOS. Its netOS for WinTerminals/TM/ allows connection to multi-user Windows application servers. The Company's netOS for the Enterprise/TM/ adds the ability to connect with UNIX computers and enterprise systems such as mainframes and midrange computers. The Company's most extensive operating system, netOS for Intranets/TM/, incorporates the functionality of netOS for the Enterprise/TM/ and adds support for Java, the Navigator web browser as well as email and an Internet news reader.

         . Cost-effective, High-Performance Network Computer Families. The Company offers a full line of network computers, which are bundled with the netOS operating system. The Company's @workStation product family offers a choice of four model lines (@work Basic, Prima, Supra and Duo) with different levels of performance and capability. Each model uses an Intel i960 RISC processor, and the @work Supra models include additional hardware acceleration for faster performance. The @work Duo models incorporate the capability to connect two monitors to one network computer base, keyboard and mouse for applications that require additional screen space. In July 1997, the Company introduced its new line of thin client desktops, known as the NeoStation product family. The NeoStation features a vertical design and simpler administration and setup. The NeoStation 500 is specifically designed to address the market for WinTerminals, thin client desktops that allow users to run Windows applications from central WindowsNT-based servers. Other products in the NeoStation product family, the NeoStation 520 and the NeoStation 540, offer access to legacy and Java applications and the Internet, as well as higher video resolution. The @workStation and NeoStation models can be paired with monitors ranging from 14" to 21" color monitors.

         . Focus on Multi-vendor Open System Desktop Solutions. The Company concentrates all of its corporate resources on open system technologies designed around industry standards. The Company believes this focus, coupled with its netOS-based vendor-independent solutions, provides a competitive advantage over its broader based computer systems competitors and independent competitors who traditionally have emphasized proprietary technologies instead of those based on open systems.

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

         . Multimedia. A full range of multimedia options can be added to certain Neoware network computer models through additional hardware and software. Through its netVideo technology, the Company lets a network computer user display full motion video from a camera, VCR or TV tuner in a window. The Neoware Conference application, which runs on video-capable network computers, enables users to send audio and video signals over a local area network or the Internet, enabling video teleconferencing. Video is converted by the network computer from analog to digital form so that it can be sent over a network to other individual users, or to groups via an industry-standard technology called IP Multicasting.

         . Modularity and Use of Standard Peripherals. The Company's lines of network computers are designed to be compatible with a wide range of standard off-the-shelf peripherals, ranging from keyboards and monitors to local hard drives and multimedia options such as video cameras, microphones and VCRs.


Customers

         The Company's customers span a wide range of industries, including aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications.

Product Development

         The Company believes that its ability to expand the market for its network computer products will depend in large part upon its ability to enhance its netOS operating system and its existing line of network computers and to continue developing new products which incorporate the latest improvements in multimedia, desktop integration and open systems technology. Accordingly, the Company is committed to investing significant resources in software and hardware development activities.

         The Company's current research and development programs include:

         . Development of new versions of its netOS operating system that will run on a diverse range of microprocessors.

         . Development of enhanced its connectivity to Windows application servers.

         .    Development of enhanced its Java performance.

         .    Development of lower cost versions of its hardware products.

         There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

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

         The Company distributes its products in North America through direct sales to end user customers, through resellers and through systems integration partners. The Company's products are currently sold by systems integrators for several government procurements, including the U.S. Forest Service's Project 615, in which the Company is a subcontractor to IBM. Sales to IBM for this project are subject to continued government funding, and there is no assurance that IBM will receive adequate funding to allow it to continue to purchase the Company's products. Additionally, the timing of sales to the Company's customers and the continued evolution of the market for network computers will impact the Company's future operating results.

         The Company has distributors for its products throughout the world, including long-term relationships with distributors in the United Kingdom, France, Scandinavia, Germany, Switzerland, Italy, Spain, Russia, Israel, Jordan, Australia, Japan, Hong Kong, China and India. Foreign revenues, which accounted for approximately 22%, 3% and 6% of net revenues, respectively, in 1997, 1996 and 1995, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

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

         Competitive network computer products are offered by a number of established computer manufacturers, including International Business Machines Corporation ("IBM"), Sun Microsystems, Inc. ("Sun") and Oracle Corporation. Each of these companies has substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company also competes with a number of other suppliers, including Boundless Technologies, Inc. and Network Computing Devices, Inc. The Company believes that the principal competitive factors among network computer suppliers include breadth of product line, product price/performance, capabilities of the operating system used in the product, software features, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to these factors. Workstation manufacturers who also offer network computer products may have advantages over independent network computer vendors, including the Company, based on their ability to "bundle" their network computers, workstations and personal computers in certain large system sales. The Company anticipates increased competition from these system suppliers as the network computer market evolves and also expects that other established domestic and foreign computer equipment manufacturers may enter the network computer market.

         The Company, as well as other manufacturers of network computers, also faces competition from established computer manufacturers whose personal computer and workstation products offer alternatives to network computers for most applications. In the high-performance, technical segment of the market, network computers compete with workstation networks offered by such manufacturers as Digital Equipment Corporation, Hewlett Packard Corporation, IBM and Sun. Because network-based computing does not require application processing capability on every desktop, network computers compete favorably on a price/performance basis with workstation networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of the larger workstation manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by network computer manufacturers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the network computer market evolves and competition increases.

         At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's network computers, but are still appealing to certain price sensitive customers. The Company believes that network computers will become increasingly competitive with ASCII and 3270 terminal systems.

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

Manufacturing and Suppliers

         The Company's production activities are conducted at its King of Prussia, Pennsylvania facility. These operations consist primarily of final assembly, configuration, testing and quality control of material components, sub-assemblies and systems. The Company utilizes an automated manufacturing control system which integrates purchasing, inventory control and cost accounting. The Company tests each network computer in a network environment prior to shipment. In addition, the Company maintains an approved vendor list and control of engineering changes of parts and components. Incoming material is inspected for conformance with the Company's specifications. The Company conducts regular on-site inspection at its vendors' facilities to maintain quality control.

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

         Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by the Company. The Company has licensed technology from Spyglass, Inc., Sun Microsystems, Inc. and Network Computer, Inc. (formerly Navio Communications, Inc.). In addition to these licensing agreements, the Company holds a license agreement with the Open Software Foundation (OSF), and various other licenses which it does not consider to be material.

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

Employees

         As of June 30, 1997, the Company had 76 employees.


ITEM 2.  PROPERTIES.

         The Company's principal administrative, marketing, manufacturing and research and development operations are located in King of Prussia, Pennsylvania. The facility consists of approximately 22,000 square feet under a lease which expires in the year 2001. The annual gross rent for the facility currently approximates $81,500. The Company believes that its facilities are adequate for its present requirements, and that suitable additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Commencing on March 3, 1995, the Company's Common Stock and the Warrants began trading on the NASDAQ Small Cap Market under the symbols HDSX and HDSXW, respectively. Commencing on October 3, 1995, the Common Stock and the Warrants began trading on the NASDAQ National Market. On August 1, 1997, the Company's Common Stock and the Warrants began trading under the symbols NWRE and NWREW, respectively. The following table sets forth the high and low closing bid quotations for the periods indicated.


                                         Common Stock                  Warrants
                                         ------------------------------------------
                                         High     Low         High        Low
                                         ----     ---         ----        ---
1997
----
First Quarter.......................     $9       $6 3/8      $3 5/8      $2 1/4
Second Quarter......................     $8 7/8   $6 7/8      $3 1/2      $2 11/32
Third Quarter.......................     $9 1/2   $5 1/2      $3 7/8      $1 3/4
Fourth Quarter......................     $7 7/8   $4 5/16     $2 15/16    $1 3/8


                                         Common Stock                  Warrants
                                       ------------------------------------------
                                       High       Low        High        Low
                                       ----       ---        ----        ---
1997
----
First Quarter.......................   $5 1/2     $4 5/8    $1 3/8       $7/8
Second Quarter......................   $6 5/8     $4 3/4    $2           $1 3/16
Third Quarter.......................   $7 3/8     $5 1/8    $2 1/2       $1 11/16
Fourth Quarter......................   $9 1/4     $5 1/4    $4           $1 5/8

         The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

         There were approximately 84 holders of record of Common Stock as of September 19, 1997. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data with respect to the Company for the periods indicated. The data below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, for each of the four years in the period ended June 30, 1997 and by William E. Howe & Co., independent public accountants, for the year ended June 30, 1993. The data set forth below should be read in conjunction with the consolidated Financial Statements of the Company together with the related notes thereto included elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations. Upon the consummation of the Merger, the Company changed its fiscal
----------
year for accounting and reporting purposes to June 30.


                                                                               Year Ended June 30,
                                                 -----------------------------------------------------------------------------
                                                    1997            1996            1995             1994              1993
                                                    ----            ----            ----             ----              ----
STATEMENT OF OPERATIONS DATA:
Net revenues                                     $25,467,487     $20,819,444     $21,841,229      $19,495,642      $14,790,305
                                                 -----------     -----------     -----------      -----------      -----------
Gross profit                                       8,581,619       5,115,850       4,990,123        3,596,141        2,865,098
Operating expenses                                 8,130,823       4,390,344       2,680,209        2,742,126        2,665,435
                                                   ---------       ---------       ---------        ---------        ---------
Operating income                                     450,796         725,506       2,309,914          854,015          199,663
Interest income (expense), net                        69,224         220,277         (23,239)        (161,012)        (163,514)
Income before income taxes,
  extraordinary item, and cumulative
  effect of change in accounting for
  income taxes                                       520,020         945,783       2,286,675          693,003           36,149
Income taxes                                         182,791         322,898         843,405          319,561           25,433
Extraordinary item (1)                                  --              --              --               --             23,517
Cumulative effect of change

                                                                               Year Ended June 30,
                                                 -----------------------------------------------------------------------------
                                                    1997            1996            1995             1994              1993
                                                    ----            ----            ----             ----              ----
STATEMENT OF OPERATIONS DATA:
  in accounting for income taxes (2)                    --              --              --             81,023             --
                                                                                 -----------       ----------       ----------
Net income                                       $   337,229     $   622,885     $ 1,443,270       $  454,465       $   34,233
                                                 ===========     ===========     ===========       ==========       ==========

Earnings per share                                      $.11            $.13            $.39             $.16             $.01
                                                        ====            ====            ====             ====             ====

Weighted average number
 of shares outstanding (3)                         9,643,938       8,206,705       3,747,633        2,809,983        2,809,983
                                                   =========       =========       =========        =========        =========

BALANCE SHEET DATA:

Current assets                                   $16,002,051     $11,165,185     $12,373,592       $6,474,654       $4,757,031
Current liabilities                                7,555,703       2,449,010       4,554,720        4,971,611        3,710,685
Working capital                                    8,446,348       8,716,175       7,818,872        1,503,043        1,046,346
Total assets                                      18,327,115      12,023,903      13,161,155        6,920,222        5,420,133
Long-term debt, excluding current  portion              --             3,733           9,293          388,119          602,827

Stockholders' equity                              10,771,412       9,481,890       8,494,565        1,503,190        1,031,850

---------------

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

        The Company provides network computers and related software that are designed to integrate and deliver information to the desktop cost in network-centric environments. The Company's @workStation network computers combine a variety of windowed-display, GUI and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed the Navigator web browser, Sun Microsystems, Inc.'s Java/TM/ technology and Spyglass, Inc.'s Web browser technologies that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

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

                                                    Year Ended June 30
                                           -----------------------------------
                                              1997        1996        1995
                                              ----        ----        ----
Gross Profit                                  33.7%       24.6%       22.8%
Operating expenses:
   Sales and Marketing                        17.7        11.3         6.4
   General and administrative                  8.8         7.0         3.6
   Research and development                    5.4         2.8         2.2
      Operating income                         1.8         3.5        10.6
Interest income (expense), net                 0.2         1.0        (0.1)
      Income before taxes
      and changes in accounting
      for income taxes                         2.0         4.5        10.5
                                              ----        ----        ----
Income taxes                                   0.7         1.5         3.9
                                              ----        ----        ----
      Net Income                               1.3%        3.0%        6.6%
                                              ====        ====        ====


Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

         For the year ended June 30, 1997, net revenues increased by 22.3% to $25,467,487 from $20,819,444 for the prior fiscal year. The Company's net revenues for the current year primarily represent shipments of its new line of network computers, which was introduced at the end of June 1996, and revenues earned from licensing agreements for its netOS operating system software. Net revenues for the year ended June 30, 1996 represent shipments of the Company's X terminal product line, which the Company marketed and manufactured prior to the introduction of its network computers. The Company is subject to significant variances in its operating results because of the fluctuations in the timing of the receipt of large orders.

         The Company's gross profit as a percentage of net revenues increased to 33.7% for the year ended June 30, 1997 from 24.6% for the prior fiscal year. The improvement was a result of achieving higher gross margins on the network computer product line, despite comparatively lower selling prices, and from the addition of software licensing revenues. The Company anticipates that gross margins will vary from quarter to quarter depending on the source of the Company's business, including the percentage of revenue derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

         Operating expenses for the year ended June 30, 1997 were $8,130,823, an increase from operating expenses of $4,390,344 in the prior fiscal year. Sales and marketing expenses increased by $2,171,812 to $4,523,910 for the year ended June 30, 1997 as compared to $2,352,098. These increases were the result of significantly increasing the Company's sales and marketing staff, including opening new sales offices in the United States and in Europe, and increased expenditures for advertising and public relations. The increase also reflects the results of operations of the Company's Bridging Data Technology subsidiary. Research and development expenses for the year ended June 30, 1997 increased by 134.6% or $788,257, to $1,374,027 from $585,770 in the prior year as the Company expanded its investment in engineering resources to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $2,232,886 for the year ended June 30, 1997 from $1,452,476 in the prior year due to an increase in corporate staff relating to the formation of the Company's Information Technology Consulting and Bridging Data Technology subsidiaries and expenses relating to the recruitment of the Company's new Chief Executive Officer.

         Operating income decreased to $450,796 for the year ended June 30, 1997 from $725,506 in the previous fiscal year. The decrease in operating income for the period is the result of increased operating expenses relating to the expansion of the Company's sales and marketing and research and development staff as well as the expenses relating to its newlt-formed subsidiaries, which were partially offset by higher net revenues and higher gross profit margins.

         Net interest income decreased in the year ended June 30, 1997 due to lower interest rates and lower investment balances caused by financing of higher inventory and accounts receivable balances.

         The effective income tax rates were approximately 35.2% as compared to 34.1% in the prior fiscal year.

         For the year ended June 30, 1997, net income decreased to $337,229 from $622,885 for the prior year. The decrease in net income resulted from increased operating expenses during the period, as well as lower net interest income, which was partially offset by significant increases in revenues and in gross profit percentages.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

         For the year ended June 30, 1996, net revenues decreased by $1,021,785 or 4.6% to $20,819,444 from $21,841,229 for the prior year. The decrease in revenue is attributable to a lack of growth in the Company's X terminal business, as well as the timing of the introduction of the Company's new network computer product line, which began too late in the fiscal year to contribute significant revenue.

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

         For the year ended June 30, 1996, net income was $622,885 as compared to $1,443,270 for the prior year. The decrease in net income in 1996 was due to significant increases in the Company's investment in both sales and marketing and research and development expenses during the period. These investments, as well as increases in general and administrative expenses, were partially offset by increased gross margins and investment income and a lower effective income tax rate.

         The Company's gross profit as a percentage of net revenues increased to 24.6% for the year ended June 30, 1996 from 22.8% for the prior fiscal year. The increase in the Company's gross profit margins was primarily due to the Company's ability to reduce the cost of acquiring components used in its products, as well as to its mix of business, as its margins vary within the Company's product line. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

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

Liquidity and Capital Resources

         At June 30, 1997, the Company had net working capital of $8,446,348 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $1,452,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, of which $1,929,000 was available as of June 30, 1997.

         The Company used $3,397,512 in cash in operating activities in the 1997 fiscal year compared to using cash of approximately $433,000 during the 1996 fiscal year. The decrease in cash generated from operations during the 1997 fiscal year is primarily due to significant increases in accounts receivable and inventories, which were partially offset by net income and increases in accounts payable and accrued expenses. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

         Net cash of $1,596,940 was used in financing activities in the 1997 fiscal year due to the licensing of software from others and prepayment of royalties on such licensed software. Net cash of $1,530,291 was generated from investing activities in the 1996 fiscal year from the redemption of approximately $1,959,000 of short-term investments, which was partially offset by purchases of equipment and capitalized software.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

         The following individuals are the current executive officers of the
Company:

         Name                       Age     Position
         ----                       ---     --------
         Edward C Callahan, Jr.     51      President and Chief Executive
                                            Officer

         Michael G. Kantrowitz      36      Executive Vice President

         Steven B. Ahlbom           47      Vice President of Operations

         Edward M. Parks            45      Vice President of Engineering

         Scott Holland              36      Vice President of Finance and
                                            Administration

         Mr. Callahan has been President and Chief Executive Officer and a Director of the Company since June 1997. Prior to joining the Company, Mr. Callahan was President and Chief Operating Officer of Summa Four, Inc. of Manchester, NH, a provider of telecommunications switches, from June 1995 until November 1996. Beginning in 1985, Mr. Callahan also held various executive positions in a ten year tenure at Sun Microsystems Computer Corporation. He was most recently Vice President of Global Telecom and Cable; previously, he was Vice President of Strategic Accounts and Vice President of the Northeast Area.

         Mr. Kantrowitz has been Executive Vice President and a Director of the Company since March 2, 1995. Prior to that, he was an employee of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held positions with Raytheon Company and Adage Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.

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

Exhibit
Numbers  Description
-------  -----------
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

10.4     Letter Agreement between Safeguard Scientifics, Inc. and Registrant
           (Exhibit 10.5)(3)

10.8     Lease between the Registrant and GBF Partners, as amended
           (Exhibit 10.9)(4)

10.9+    1995 Stock Option Plan (Exhibit 10.9)(2)

10.11+   Employment Agreement, dated March 2, 1995, between the Registrant and
           Michael G. Kantrowitz (Exhibit 99.2)(5)

21.*     Subsidiaries

23       Consent of Arthur Andersen LLP

------------------
 *   Filed herewith.
 +   Management contract or arrangement.

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

(5) Filed as an Exhibit to Company's Current Report on Form 8-K dated March 2, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEOWARE SYSTEMS, INC.

Date:  September 29, 1997           By:  /s/ Edward C. Callahan, Jr.
      ---------------------             ---------------------------------------
                                          Edward C. Callahan, Jr.
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  Each person in so signing also makes, constitutes and appoints Edward C. Callahan, President and Chief Executive Officer, Michael G. Kantrowitz, Executive Vice President and Scott Holland, Vice President of Finance and Administration, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

         Signature                        Title                                Date
         ---------                        -----                                ----
 /s/ Arthur R. Spector               Chairman of the Board                 September 29, 1997
-----------------------------
Arthur R. Spector

 /s/ Edward C. Callahan, Jr.         President, Chief Executive            September 29, 1997
-----------------------------        Officer and Director (Principal
Edward C. Callahan, Jr.              Executive Officer)


 /s/ Michael G. Kantrowitz           Executive Vice President and          September 29, 1997
-----------------------------        Director
Michael G. Kantrowitz

 /s/ Scott Holland                   Vice President-Finance and            September 29, 1997
-----------------------------        Administration (Principal Financial
Scott Holland                        Officer and Principal Accounting
                                     Officer)

 /s/ Howard L. Morgan                Director                              September 29, 1997
------------------------------
Howard L. Morgan

 /s/ John M. Ryan                    Director                              September 29, 1997
------------------------------
John M. Ryan

 /s/ Carl G. Sempier                 Director                              September 29, 1997
------------------------------
Carl G. Sempier

 /s/ James W. Dixon                  Director                              September 29, 1997
------------------------------
James W. Dixon

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                     Page
                                                                     ----
Neoware Systems, Inc.
   Report of Independent Public Accountants                           F-2
   Consolidated Financial Statements--
       Consolidated Balance Sheets                                    F-3
       Consolidated Statements of Operations                          F-4
       Consolidated Statements of Stockholders' Equity                F-5
       Consolidated Statements of Cash Flows                          F-6
       Notes to Consolidated Financial Statements                     F-7


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Philadelphia, Pa.,
   August 27, 1997

                              NEOWARE SYSTEMS, INC.
                              ---------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                         June 30
                                                                               ----------------------------
                                   ASSETS                                            1997           1996
                                   ------                                      -------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   1,452,409   $  2,700,298
   Accounts receivable, net of allowance for doubtful accounts of
     $124,086 and $36,762                                                          9,308,731      4,914,007
   Inventories                                                                     4,035,202      2,354,254
   Prepaid expenses and other                                                        789,179        761,156
   Deferred income taxes                                                             416,530        435,470
                                                                               -------------   ------------

                Total current assets                                              16,002,051     11,165,185

PROPERTY AND EQUIPMENT, net                                                          680,859        668,420

CAPITALIZED AND PURCHASED SOFTWARE, net                                            1,630,339        190,298

DEFERRED INCOME TAXES                                                                 13,866           -
                                                                               -------------   ------------
                                                                               $  18,327,115   $ 12,023,903
                                                                               =============   ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
   Line of credit                                                              $   3,071,000   $          -
   Current portion of long-term debt                                                    -             4,232

   Accounts payable                                                                3,796,549      1,927,897
   Accrued expenses                                                                  516,148        316,937
   Deferred revenue                                                                  172,006        199,944
   Income taxes payable                                                                 -              -

                Total current liabilities                                          7,555,703      2,449,010
                                                                               -------------   ------------

LONG-TERM DEBT                                                                          -             3,733
                                                                               -------------   ------------
DEFERRED INCOME TAXES                                                                   -            89,270
                                                                               -------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares authorized and none
     issued and outstanding                                                               --              --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 5,760,820 and 5,619,595 shares issued and outstanding                 5,761          5,620
   Additional paid-in capital                                                      9,168,171      8,268,123
   Retained earnings                                                               1,666,951      1,329,722
   Deferred compensation                                                             (69,471)      (121,575)
                                                                               -------------   ------------
                Total stockholders' equity                                        10,771,412      9,481,890
                                                                               -------------   ------------
                                                                               $  18,327,115   $ 12,023,903
                                                                               =============   ============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                        Year Ended June 30
                                                       ----------------------------------------------------
                                                           1997                1996                1995
                                                       ------------        ------------        ------------
NET REVENUES                                           $ 25,467,487        $ 20,819,444        $ 21,841,229

COST OF REVENUES                                         16,885,868          15,703,594          16,851,106
                                                       ------------        ------------        ------------

       Gross profit                                       8,581,619           5,115,850           4,990,123
                                                       ------------        ------------        ------------
OPERATING EXPENSES:
   Sales and marketing                                    4,523,910           2,352,098           1,404,535
   General and administrative                             2,232,886           1,452,476             787,323
   Research and development                               1,374,027             585,770             488,351
                                                       ------------        ------------        ------------

       Total operating expenses                           8,130,823           4,390,344           2,680,209
                                                       ------------        ------------        ------------

       Operating income                                     450,796             725,506           2,309,914

INTEREST INCOME (EXPENSE), net                               69,224             220,277             (23,239)
                                                       ------------        ------------        ------------

       Income before income taxes                           520,020             945,783           2,286,675

INCOME TAXES                                                182,791             322,898             843,405
                                                       ------------        ------------        ------------

NET INCOME                                             $    337,229        $    622,885        $  1,443,270
                                                       ============        ============        ============

EARNINGS PER SHARE                                     $        .11        $        .13        $        .39
                                                       ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                          9,643,938           8,206,705           3,747,633
                                                       ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                              ---------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                                                        Common Stock                  Common          Additional
                                               ------------------------------         Stock            Paid-in
                                                  Shares            Amount           Warrants          Capital
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1994                          2,479,198      $      2,479      $     19,687      $    768,837
   Exercise of stock options                        309,378               310              --             228,534
   Tax benefit on options exercised                    --                --                --             163,556
   Exercise of Common stock warrants                 53,341                53           (19,687)           25,259
   Retirement of treasury stock                     (31,934)              (32)             --             (99,968)
   Dividend                                            --                --                --          (3,951,380)
   Reverse merger with Information Systems
     Acquisition Corporation (Note 1)             2,800,000             2,800              --          10,629,912
   Deferred compensation (Note 8)                      --                --                --             191,046
   Amortization of deferred compensation               --                --                --                --
   Net income                                          --                --                --                --
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1995                          5,609,983             5,610              --           7,955,796
   Tax benefit of acquired net operating
     loss carryforward                                 --                --                --             300,000
   Exercise of stock options                          9,612                10              --              12,327
   Amortization of deferred compensation               --                --                --                --
   Net income                                          --                --                --                --
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1996                          5,619,595      $      5,620      $       --        $  8,268,123
   Exercise of common stock warrants                 18,050                18              --              99,257
   Exercise of stock options                        123,175               123              --             733,655
   Tax benefit on options exercised                    --                --                --              67,136
   Amortization of deferred compensation               --                --                --                --
   Net income                                          --                --                --                --
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1997                          5,760,820      $      5,761      $       --        $  9,168,171
                                               ============      ============      ============      ============

                                                 Retained          Treasury          Deferred
                                                 Earnings            Stock         Compensation          Total
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1994                            812,187      $   (100,000)             --        $  1,503,190
   Exercise of stock options                           --                --                --             228,844
   Tax benefit on options exercised                    --                --                --             163,556
   Exercise of Common stock warrants                   --                --                --               5,625
   Retirement of treasury stock                        --             100,000              --                --
   Dividend                                      (1,548,620)             --                --          (5,500,000)
   Reverse merger with Information Systems
     Acquisition Corporation (Note 1)                  --                --                --          10,632,712
   Deferred compensation (Note 8)                      --                --            (191,046)             --
   Amortization of deferred compensation               --                --              17,368            17,368
   Net income                                     1,443,270              --                --           1,443,270
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1995                            706,837              --            (173,678)        8,494,565
   Tax benefit of acquired net operating
     loss carryforward                                 --                --                --             300,000
   Exercise of stock options                           --                --                --              12,337
   Amortization of deferred compensation               --                --              52,103            52,103
   Net income                                       622,885              --                --             622,885
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1996                       $  1,329,722      $       --        $   (121,575)     $  9,481,890
   Exercise of common stock warrants                   --                --                --              99,275
   Exercise of stock options                           --                --                --             733,778
   Tax benefit on options exercised                    --                --                --              67,136
   Amortization of deferred compensation               --                --              52,104            52,104
   Net income                                       337,229              --                --             337,229
                                               ------------      ------------      ------------      ------------
BALANCE AT JUNE 30, 1997                       $  1,666,951      $       --        $    (69,471)     $ 10,771,412
                                               ============      ============      ============      ============

  The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                              ---------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                       For the Year Ended June 30
                                                         ----------------------------------------------------
                                                             1997                1996                1995
                                                         ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $    337,229        $    622,885        $  1,443,270
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                          361,121             357,878             356,347
       Amortization of deferred compensation                   52,104              52,103              17,368
       Deferred income taxes                                  (84,196)            (66,860)             82,101
   Changes in operating assets and liabilities-
     (Increase) decrease in:
       Accounts receivable                                 (4,394,724)            850,669          (2,173,044)
       Inventories                                         (1,680,948)           (138,239)            418,802
       Prepaid expenses and other                             (28,023)           (594,479)            (67,247)
     Increase (decrease) in:
       Accounts payable                                     1,868,652            (869,755)            474,218
       Accrued expenses                                       199,211             (83,637)              3,623
       Deferred revenue                                       (27,938)             62,740              21,078
       Income taxes payable                                      --            (626,375)            330,558
                                                         ------------        ------------        ------------
           Net cash provided by (used in)
             operating activities                          (3,397,512)           (433,070)            907,074
                                                         ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                  (216,661)           (291,227)           (421,864)
   Prepaid royalty                                               --                  --              (150,000)
   Purchase/redemption of short-term investments                 --             1,959,324          (1,959,324)
   Capitalized and purchased software                      (1,596,940)           (137,806)           (126,478)
                                                         ------------        ------------        ------------
           Net cash provided by
             (used in) investing activities                (1,813,601)          1,530,291          (2,657,666)
                                                         ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) line of credit              3,071,000            (589,000)           (991,000)
   Principal payments on long-term debt                        (7,965)             (5,243)           (634,194)
   Exercise of stock options                                  733,778              12,337             228,844
   Tax benefits on options exercised                           67,136                --               163,556
   Exercise of warrants                                        99,275                --                 5,625
   Payment of dividend                                           --                  --            (5,500,000)
   Proceeds from reverse merger (Note 1)                         --                  --            10,632,712
                                                         ------------        ------------        ------------
           Net cash provided by (used in)
             financing activities                           3,963,224            (581,906)          3,905,543
                                                         ------------        ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,247,889)            515,315           2,154,951

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                2,700,298           2,184,983              30,032
                                                         ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  1,452,409        $  2,700,298        $  2,184,983
                                                         ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
   OPERATING ACTIVITIES:
       Cash paid for income taxes                        $     27,213        $  1,026,500        $    267,190
       Cash paid for interest                                  61,560              10,069             124,706

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   COMPANY BACKGROUND:
     -------------------

Neoware Systems, Inc. (the Company) is a leading international supplier of network computers and related software which are cost-effective solutions for the integration and delivery of information and applications to the desktop. The Company's network computers are based on an open architecture, incorporating industry standards to enable seamless access to multiple forms of information, including text, graphics, audio and video data, on any type of network.

On March 2, 1995, Human Designed Systems, Inc. (HDS) merged with and into ISAC Acquisition Co., a wholly owned subsidiary of Information Systems Acquisition Corporation (ISAC). ISAC issued 2,810,000 shares of Common stock, cash of $5,500,000 and warrants to purchase 618,200 shares of ISAC Common stock at $5.50 per share to the shareholders of HDS. ISAC then changed its name to HDS Network Systems, Inc. On July 30, 1997, the Company changed its name to Neoware Systems, Inc.

The merger resulted in HDS's stockholders having majority ownership of the merged entity. The merger was treated as an issuance of shares by HDS for the net assets of ISAC, which is primarily cash. The consolidated statements of operations and cash flows of HDS are presented as the historical operating results and cash flows of the merged entity. The historical stockholders equity of HDS prior to the merger has been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of ISAC's and HDS's stock with an offset to paid-in capital. Pro forma information is not presented since the combination is not considered a business combination for financial reporting purposes.

In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. (ITC) for the purpose of acquiring companies in the computer services field, including information technology staffing companies and client-server consulting companies. In January 1997, the Company announced that ITC entered into a definitive agreement to acquire Global Consulting Group (Global) and in March 1997 an agreement was entered into to acquire The Reohr Group, Inc. (Reohr). In August 1997, the proposed transactions were revised whereby ITC will merge with Reohr and Global. The Company, as the sole stockholder of ITC, will receive stock of the surviving entity representing approximately 2% ownership of the entity after the merger. The Company will also be reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to complete these transactions. The fiscal 1997 statement of operations reflects approximately $291,000 of internal costs incurred and charged to expense related to these efforts. The transaction is expected to close prior to December 31, 1997. The reimbursement of costs previously charged to expense will be recorded as income at that time.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Cash Equivalents
----------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 1997 consist of money market funds.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment
----------------------

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

       Computer equipment                           3-5 years
       Office furniture and equipment               5-7 years
       Leasehold improvements                       Lease term
       Other                                        3-5 years


Long-Lived Assets
-----------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.


Revenue Recognition
-------------------

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

Research and Development
------------------------

Costs incurred in the development of new software products and enhancements to existing software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $285,968, $137,806, and $126,478 of software development cost and amortized $147,977 $134,795, and $118,292 in fiscal 1997, 1996 and 1995, respectively. Accumulated amortization was $753,280 and $605,303 at June 30, 1997 and 1996, respectively. In addition, the Company entered into various licensing agreements in Fiscal 1997 which required upfront cash payments of $1,600,000 in the aggregate and royalties based on unit sales. The Company continually evaluates whether events and circumstances have occurred that indicate that unamortized product development costs may not be recoverable or that the amortization period should be revised.

Earnings Per Share
------------------

The Company utilized the modified treasury stock method for the years ended June 30, 1997 and 1996 to compute earnings per share since common share equivalents at the end of the year exceeded 20 percent of the number of common shares outstanding. Earnings per common and common equivalent share (primary earnings per share) is computed using the weighted average number of common shares and common share equivalents (stock options and warrants, using the treasury stock method) outstanding. If the inclusion of common stock equivalents has an anti-dilutive effect in the aggregate, it is excluded from the earnings per share calculation. Fully diluted earnings per share is not materially different from the primary earnings per share indicated.

All share and per share amounts have been adjusted retroactively to give effect to the equivalent number of shares received by the HDS stockholders in the merger discussed in Note 1.

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1993. Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements
-----------------------------

SFAS No. 129, "Disclosure of Information About Capital Structure", was issued in February 1997. SFAS 129 will not result in any substantive changes in the Company's disclosures.

3.   MAJOR CUSTOMERS AND FOREIGN REVENUES:
     -------------------------------------

Net revenues from two customers represented 25% and 15%of total net revenues in fiscal 1997 and 16% and 27% of total net revenues in fiscal 1996, while net revenues from three customers represented 25%, 12% and 11% of total net revenues in fiscal 1995. Revenues from one of the significant customers in fiscal 1996 and two of the significant customers in fiscal 1995 were under subcontracts for systems integration contracts for major US government procurements. The procurement projects are subject to funding by the US government and there are no assurances that such funding will continue. At June 30, 1997 and 1996, the Company had receivables from these customers of approximately $5,937,000 and $1,923,000, respectively.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 1997, 1996 and 1995 were approximately 22%, 3% and 6%, respectively, and were transacted in US dollars.

4.   CONSOLIDATED BALANCE SHEET COMPONENTS:
     --------------------------------------

Inventories consisted of the following:

                                                               June 30
                                                      ------------------------
                                                         1997           1996
                                                      ----------    ----------
         Purchased components and subassemblies       $1,566,161    $  942,210
         Work-in-process                                 301,565       173,792
         Finished goods                                2,167,476     1,238,252
                                                      ----------    ----------

                                                      $4,035,202    $2,354,254
                                                      ==========    ==========

Property and equipment consisted of the following:


                                                            June 30
                                                  ---------------------------
                                                      1997           1996
                                                  -----------     -----------
         Computer equipment                       $   749,082     $   695,200
         Office furniture and equipment               318,989         216,462
         Leasehold improvements                       357,053         344,039
         Other                                        127,712          95,156
                                                  -----------     -----------
                                                    1,552,836       1,350,857
         Less- Accumulated depreciation and
            amortization                             (871,977)       (682,437)
                                                  -----------     -----------
                                                  $   680,859     $   668,420
                                                  ===========     ===========

5.   LINE OF CREDIT:
     ---------------

The Company has a $5,000,000 revolving line of credit with a bank which expires on December 31, 1997, subject to annual renewal. Borrowings under the line bear interest at the bank's prime rate (8.5% at June 30, 1997). At June 30, 1997 there was $1,929,000 available for borrowing under the line. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined. The maximum amount borrowed under the line of credit was $3,071,000 in fiscal 1997, $1,206,000 in fiscal 1996 and $2,046,000 in fiscal
1995. The average amounts outstanding were $997,269, $247,917 and $1,085,000 in fiscal 1997, 1996 and 1995, respectively, and the weighted average interest rate during such years was 6.2%, 8.69% and 9%, respectively.

6.   LONG-TERM DEBT:
     ---------------

The Company had a term loan payable in monthly installments of approximately $400, including interest at 7.8%, with final payment due in July 1998. The loan was paid off in November 1996.

7.   INCOME TAXES:
     -------------

The components of income taxes are as follows:

                                   For the Year Ended June 30
                           -------------------------------------------
                              1997             1996             1995
                           ---------        ---------        ---------
         Current-
             Federal       $ 258,515        $ 377,528        $ 606,313
             State             8,472           12,230          154,991
                           ---------        ---------        ---------
                             266,987          389,758          761,304
                           ---------        ---------        ---------

         Deferred-
             Federal         (70,725)         (57,551)          71,014
             State           (13,471)          (9,309)          11,087
                           ---------        ---------        ---------
                             (84,196)         (66,860)          82,101
                           ---------        ---------        ---------
                           $ 182,791        $ 322,898        $ 843,405
                           =========        =========        =========

The federal statutory income tax rate is reconciled to the effective tax rate as follows:


                                          For the Year Ended June 30
                                       -------------------------------
                                        1997        1996         1995
                                       ------      ------       ------
         Federal statutory rate          34.0%       34.0%        34.0%
         State income taxes, net          0.8         0.8          5.5
         Expenses not deductible
             for tax                      0.2         0.4           --
         Other                            0.2        (1.1)        (2.6)
                                       ------      ------       ------
                                         35.2%       34.1%        36.9%
                                       ------      ------       ------

Income tax expense differs from the amount currently payable as certain transactions are reported in different periods for financial reporting and tax purposes. The principal differences relate to depreciation and amortization, the capitalization of software development costs, service contract revenue and accrued expenses.

The tax effect of temporary differences that gave rise to the deferred tax assets and liabilities are as follows:

                                                                 June 30
                                                        -----------------------
                                                          1997           1996
                                                        ---------     ---------
         Net deferred tax asset, current-
             Accruals, allowances and reserves          $ 175,710     $ 109,487
             Operating loss carryforwards                 300,200       300,200
             Deferred revenue                              67,942        78,978
             Capitalized inventory costs                 (127,322)      (53,195)
                                                        ---------     ---------

                                                        $ 416,530     $ 435,470
                                                        =========     =========
         Net deferred tax asset (liability), long
             term-Losses of subsidiary                  $ 144,226     $    --
             Capitalized software costs                  (129,678)      (75,164)
             Differences in book/tax depreciation            (682)      (14,106)
                                                        ---------     ---------

                                                        $  13,866     $  89,270
                                                        =========     =========

The Company has recorded no valuation allowances against deferred tax assets at June 30, 1997 and 1996.

In fiscal 1996, the Company recognized a $300,000 income tax benefit from a net operating loss carryforward of ISAC (see Note 1) and recorded this benefit as a deferred tax asset and an increase in additional paid-in capital.

8.   STOCK OPTIONS AND WARRANTS:
     ---------------------------

The Company has an incentive stock option plan (the "Plan") for employees and directors. The Company is authorized to issue options for the purchase of up to 1,100,000 shares of Common Stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options vest and become exercisable ratably six months and one year from the date of grant. All options expire five years from the grant date. As of June 30, 1997, the Company had options outstanding under the Plan for the purchase of 697,349 shares of Common Stock at prices ranging from $5.125 to $7.875 per share. Options to purchase 422,750 shares of Common Stock were vested at June 30, 1997.

In November 1994, a stock option to purchase 20,000 shares of Common stock of HDS at $2.50 per share was granted, which has been exchanged in connection with the merger into an option to purchase 28,448 shares of Common Stock of the Company at $1.76 per share. Deferred compensation of $191,046 was recorded for the difference between the exercise price and merger consideration, and is being amortized over the option vesting period. As of June 30, 1997, the options outstanding under this grant were for 14,224 shares, none of which were vested. HDS issued other stock options and warrants in earlier years and all such outstanding options and warrants were exercised prior to the merger
(see Note 1).

After giving effect to the merger of ISAC and HDS discussed in Note 1, there are 5,700,510 warrants outstanding to purchase Common Stock at $5.50 per share. The warrants are exercisable over seven years and expire in March 2000 through March 2002. The warrants will be redeemable at a price of $.01 per warrant upon 30 days notice at any time, only in the event that the last price of the Common Stock is at least $10 per share for 20 consecutive trading days ending on the third day prior to the one on which notice of redemption is given.

9.   EARNINGS PER SHARE
     ------------------

         Earnings per share for the years ended June 30, 1997 and 1996 are calculated as follows:

                                                        1997             1996
                                                        ----             ----
Net income as reported                               $  337,229       $  622,885
Imputed interest income, net of income taxes            687,996          443,986
                                                     ----------       ----------
Adjusted net income                                  $1,025,225       $1,066,871
                                                     ==========       ==========
Actual number of shares outstanding                   5,760,820        5,607,850
Net additional shares arising from exercise of
warrants and options                                  3,883,118        2,598,855
                                                     ----------       ----------
Weighted average number of shares outstanding         9,643,938        8,206,705
                                                     ==========       ==========

Earnings per share                                       $  .11           $  .13
                                                         ======           ======

         SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share", was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for the Company's fiscal year ending June 30, 1998 and, when adopted, will require restatement of prior periods' EPS.


10.  ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

         In October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted this standard during year ended June 30, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement only. The adoption of this pronouncement, therefore, had no impact on the Company's financial position or results of operations. Had compensation cost been calculated based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been changed to the following pro forma amounts:

                                                       1997            1996
                                                       ----            ----
Net income                   As reported            $ 337,229       $ 622,885
                             Proforma               $ 167,446       $ 606,798

Earnings per share           As reported            $     .11       $     .13
                             Proforma               $     .09       $     .13

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996 no dividend yield; expected volatility of 62.10% - 75.58%; risk-free interest rates of approximately 5.40% - 6.76%; and an expected life of 5 years. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income and in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.


11.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company leases its principal facility and an automobile under noncancelable operating leases. The facility lease expires in 2001 and the auto lease expires in fiscal 2000. Rent expense under these leases was $73,168, $72,929 and $142,039 in fiscal 1997, 1996 and 1995, respectively. Minimum required lease payments are $112,324 in 1998, $112,324 in 1999, $100,527 in 2000 and $15,350 in 2001.

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first $1,000 of such contributions. The Company's contributions were $47,600, $20,139 and $18,901 in fiscal 1997, 1996 and 1995, respectively.

Upon consummation of the merger transaction discussed in Note 1, an employment agreement with an officer was executed. The agreement is for a three-year term and provides for base compensation of $125,000 per year.

The Company has entered into various licensing agreements which required upfront cash payments in the aggregate of $1,600,000 and royalties based on unit sales.

The Company is from time to time involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of any such actions will not have a material adverse effect on the Company's financial position or results of operations.