Form 10-Q
period 1997-09-30
HDS NETWORK SYSTEMS INC
filed 1997-11-13
CIK 894743

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



For the Quarter ended September 30, 1997


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934



For the transition period from _______ to ________.


                       Commission File Number:  0-21240
                       ________________________________


                             NEOWARE SYSTEMS, INC.
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



As of November 13, 1997, there were outstanding 5,757,437 shares of the Registrant's Common Stock.

                                                    Page 1 of 13 pages
                                                    Exhibit Index is on page 12

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                                     INDEX
                                     -----



                                                               Page
                                                              Number
                                                              ------



PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets:
          September 30, 1997 and June 30, 1997                    3

          Consolidated Statements of Operations:
          Three Months Ended September 30, 1997 and 1996          4

          Consolidated Statements of Cash Flows:
          Three Months Ended September 30, 1997 and 1996          5

          Notes to Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                        12

         Signatures                                              13

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (Unaudited)


                                                                      SEPTEMBER 30,        JUNE 30,
                             ASSETS                                      1997                1997
                             -------                                  -------------      ------------
CURRENT ASSETS:
 Cash and cash equivalents                                             $   717,268        $ 1,452,409
 Accounts receivable, net of allowance for doubtful accounts of
  $124,086                                                               8,963,623          9,308,731
 Inventories                                                             4,659,414          4,035,202
 Prepaid expenses and other                                                281,011            789,179
 Deferred income taxes                                                     416,530            416,530
                                                                       -----------        -----------
         Total current assets                                           15,037,846         16,002,051
PROPERTY AND EQUIPMENT, net                                                731,562            680,859
NOTE RECEIVABLE                                                            700,000                --
CAPITALIZED AND PURCHASED SOFTWARE, net                                  1,671,898          1,630,339
DEFERRED INCOME TAXES                                                       13,866             13,866
                                                                       -----------        -----------
                                                                       $18,155,172        $18,327,115
                                                                       ===========        ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
 Line of credit                                                        $ 3,492,000        $ 3,071,000
 Accounts payable                                                        3,416,130          3,796,549
 Accrued expenses                                                          257,786            516,148
 Deferred revenue                                                          170,221            172,006
                                                                        ----------         ----------
         Total current liabilities                                       7,336,137          7,555,703
                                                                       -----------        -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000 shares authorized and
  none issued and outstanding                                                  --                 --
 Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,760,820 shares issued and outstanding                        5,761              5,761
 Additional paid-in capital                                              9,168,171          9,168,171
 Retained earnings                                                       1,701,549          1,666,951
 Deferred compensation                                                     (56,446)           (69,471)
                                                                       -----------        -----------
         Total stockholders' equity                                     10,819,035         10,771,412
                                                                       -----------        -----------
                                                                       $18,155,172        $18,327,115
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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                            Three Months Ended
           (Unaudited)                         September 30,
                                         --------------------------
                                             1997           1996
                                         -----------   ------------
NET REVENUES                              $5,630,992    $ 3,455,620
COST OF REVENUES                           3,932,340      2,102,565
                                          ----------    -----------
      Gross profit                         1,698,652      1,353,055
                                          ----------    -----------
OPERATING EXPENSES:
 Sales and marketing                         909,402        788,809
 General and administrative                  288,092        326,834
 Research and development                    433,685        258,137
                                          ----------    -----------
      Total operating expenses             1,631,179      1,373,780
                                          ----------    -----------
      Operating income (loss)                 67,473        (20,725)

INTEREST INCOME (EXPENSE), NET               (14,081)        39,923
                                          ----------    -----------
      Income before income taxes              53,392         19,198

INCOME TAXES                                  18,794          6,911
                                          ----------    -----------
NET INCOME                                $   34,598    $    12,287
                                          ==========    ===========
EARNINGS PER SHARE                        $      .01    $       .02
                                          ==========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               5,757,437     10,934,314
                                          ==========    ===========


  The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                   Three Months  Ended
                       (Unaudited)                     September 30,
                                                 ------------------------
                                                     1997        1996
                                                 -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   34,598   $   12,287
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
   Depreciation and amortization                      47,379       36,000
   Amortization of deferred compensation              13,025       13,000
 Changes in operating assets and liabilities-
  (Increase) decrease in:
   Accounts receivable                               345,108    2,260,136
   Inventories                                      (624,212)    (802,119)
   Prepaid expenses and other                        508,168      (80,310)
  Increase (decrease) in:
   Accounts payable                                 (380,419)    (601,922)
   Accrued expenses                                 (258,362)    (111,257)
   Deferred revenue                                   (1,785)      27,681
                                                  ----------   ----------
      Net cash provided by
        (used in) operating activities              (316,500)     753,496
                                                  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                 (98,082)     (15,157)
 Capitalized software                                (41,559)     (25,000)
                                                  ----------   ----------
      Net cash used in investing activities         (139,641)     (40,157)
                                                  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                     421,000          --
 Increase in note receivable                        (700,000)         --
 Principal payments on long-term debt                    --          (340)
                                                  ----------   ----------
      Net cash used in financing activities         (279,000)        (340)
                                                  ----------   ----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (735,141)     712,999

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     1,452,409    2,700,298
                                                  ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $  717,268   $3,413,297
                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  OPERATING ACTIVITIES:
   Cash paid for interest                         $   14,081   $    1,043

  The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. MAJOR CUSTOMERS:
   ----------------

Net revenues from one customer represented 30% of total net revenues for the three months ended September 30, 1997 while net revenues from two customers represented 33% of total net revenues for the three months ended September 30,1996. At September 30, 1997, the Company had receivables from these customers of approximately $6,398,000.


3. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:


                                         September 30       June 30,
                                         ------------     -----------
                                             1997             1997
                                         ------------     -----------
 Purchased components and subassemblies    $1,722,777      $1,566,161
 Work-in-process                              346,799         301,565
 Finished goods                             2,589,838       2,167,476
                                            ---------       ---------
                                           $4,659,414      $4,035,202
                                           ==========      ==========


4. NOTE RECEIVABLE:
   ---------------

In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary, into The Reohr Group, Inc. ("Reohr") in exchange for a 2% stock interest in Reohr and the reimbursement of $1 million of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 is due on the earlier of three years or upon the completion of an initial public offering of Reohr. The note bears interest at 8%. Of the total reimbursement, $292,000 was offset against general and administrative expenses during the three months ended September 30, 1997 for costs previously incurred and charged to expense.


5. LINE OF CREDIT:
   ---------------

The Company has a $5,000,000 revolving line of credit ($1,508,000 available at September 30, 1997) with a bank which expires on December 31, 1997, subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.


6. STOCK OPTIONS :
   ---------------

The Company has a stock option plan (the "Plan") for employees and directors which provides for the grant of incentive and non-qualified stock options. The Company is authorized to issue options for the purchase of up to 1,100,000 shares of Common Stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options vest and become exercisable ratably six months and one year from the date of grant. All options expire five years from the grant date. As of June 30, 1997, the Company had options outstanding under the Plan for the purchase of 697,349 shares of Common Stock at prices ranging from $5.125 to $7.875 per share. Options to purchase 442,750 shares of Common Stock were vested at June 30, 1997.


7.   EARNINGS PER SHARE
     ------------------

Earnings per share for the three months ended September 30, 1997 and 1996 are calculated as follows:




                                                     1997         1996
                                                 -----------  ------------
Net income as reported                            $   34,598   $    12,287
Imputed interest income, net of income taxes             --        225,356
                                                  ----------   -----------
Adjusted net income                               $   34,598   $   237,643
                                                  ==========   ===========

Actual number of shares outstanding                5,760,820     5,619,595
Net additional shares arising from exercise of
 warrants and options                                    --      5,314,719
                                                  ----------   -----------

Weighted average number of shares outstanding      5,760,820    10,934,314
                                                  ==========   ===========

Earnings per share                                      $.01          $.02
                                                        ====          ====

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

  The Company provides network computers and related software that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation and NeoStation network computers combine a variety of windowed-display, graphical user interface and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed Netscape Navigator(TM), Citrix's ICA (TM) and Sun Microsystems, Inc.'s Java(TM) technology that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

  The Company's network computer product line was introduced in June 1996. Prior to the introduction of the network computer, the Company manufactured and marketed a family of desktop computing devices, including multimedia-capable X Window terminals.

  The Company's current strategy is to become a leader in the emerging market for network computers by focusing on expanding its operating system software products and its network computer hardware. The Company also plans to continue to seek to develop strategic partnerships, and acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through resellers, system integrators and OEMs. International sales are generally made through distributors.

  In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC"), for the purpose of acquiring companies in the network computer services field, including information technology staffing companies and client-server consulting companies. In January 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of Global Consulting Group ("Global"), an information technology staffing and consulting company, subject to the consummation by ITC of a public offering of its stock. In March 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of The Reohr Group, Inc. ("Reohr"), an information technology staffing and consulting company, subject to the consummation by ITC of a public offering of its stock.

  In October 1997, the Company merged ITC with Reohr and Global. Under the merger, ITC and Global merged into Reohr, and Neoware received stock that
represents 2% ownership of Reohr.   The Company was also reimbursed for the
expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions, $300,000 of which was in cash. The remainder of the expenses were reimbursed by a $700,000 note from Reohr that is repayable on the sooner of three years or the consummation of an initial public offering of Reohr. The note bears 8% interest.

  In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT has acquired and further developed a software product, SmartBridge(TM), which utilizes the "intelligent bridging" approach to upgrading programs and data for Year 2000 compliance. Neoware holds a majority ownership stake in BDT, which is based in Atlanta, GA. The SmartBridge product implements an on-site automated bridge building "factory" that creates intelligent bridge modules. These modules allow the uncoupling of applications and data, enabling conversions to take place quickly and with minimal impact to system performance.

Results of Operations

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.


                                         Three Months Ended
                                             September 30,
                                         --------------------
                                          1997          1996
                                         ------        ------
Gross Profit                              30.2%         39.2%

Operating expenses:
   Sales and marketing                    16.2          22.8
   General and administrative              5.1           9.5
   Research and development                7.7           7.5
                                          ----          ----
     Operating income (loss)               1.2          (0.6)
Interest income (expense), net            (0.3)          1.2
                                          ----          ----
     Income before taxes                   0.9           0.6
Income taxes                               0.3           0.2
                                          ----          ----
  Net Income                               0.6%          0.4%
                                          ====          ====

  For the three months ended September 30, 1997, net revenues increased to $5,630,992, an increase of 63% from $3,455,620 for the comparable period in the prior fiscal year. The Company's revenues for the current quarter represent shipments of its line of network computers. Revenues for the three months ended September 30, 1996 represent the initial shipments of its network computer line and revenues earned from licensing agreements for its netOS operating system software for network computing devices. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

  The Company's gross profit as a percentage of net revenues decreased to 30.2% for the three months ended September 30, 1997 from 39.2% for the comparable three-month period of the prior fiscal year. The change in gross profit percentage was a result of the Company deriving substantially less revenue from software licensing as well as an increase in the percentage of sales through third party sales channels. The Company's network computer gross profit margin was unchanged from the prior year quarter. The Company anticipates that gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

  For the three months ended September 30, 1997, net income was $34,598 as compared to $12,287 for the comparable period in the prior year. The increase in net income was due to the reimbursement of net expenses of approximately $292,000 previously incurred in connection with its investment in ITC. The Company's net income also reflects net expenses of approximately $150,000 related to the Company's investment in BDT. Net income also reflects significant increases in the Company's investment in both sales and marketing and research and development expenses during the period.

  Operating expenses for the three months ended September 30, 1997 were $1,631,179, an increase of $257,399 from operating expenses of $1,373,780 in the comparable period of the prior year. Research and development expenses for the three months ended September 30, 1997 increased by $175,548 to $433,685 from $258,137 in the prior year as the Company continued to expand its investment to develop, adapt or acquire technologies that will expand the market for its current and future products. Sales and marketing expenses increased by $120,593 to $909,402 for the three months ended September 30, 1997 as compared to $788,809 for the prior year as a result of significantly increasing the Company's sales and marketing staff. General and administrative expenses decreased to $288,092 for the three months ended September 30, 1997 from $326,834 in the prior year due to the reimbursement of expenses related to ITC. General and administrative expenses for the current year also include the addition of the Company's Chief Executive Officer and the expenses related to BDT.

  Operating income (loss) increased to $67,473 for the three-month period ended September 30, 1997 from an operating loss of ($20,725) for the comparable period in the previous fiscal year. The increase in operating income is the result of increased revenues and the reimbursement of expenses related to ITC which were partially offset by increased investments in the Company's sales and marketing and research and development expenses as well as the expenses related to BDT.

  Net interest income (expense) decreased in the three month period ended September 30, 1997 due to increased line of credit borrowings, lower interest rates and lower investment balances caused by financing of higher inventory and accounts receivable balances.

  The effective income tax rates were approximately 35.2% and 36.0% in the three month periods ended September 30, 1997 and 1996.

Liquidity and Capital Resources

  At September 30, 1997, the Company had net working capital of approximately $7,702,000 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $717,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, $1,508,000 of which was available as of September 30, 1997.

  Cash and cash equivalents decreased by approximately $735,000 during the three-month period ended September 30, 1997, primarily as a result of an increase in inventory and a decrease in accounts payable and accrued expenses, which was offset by a decrease in accounts receivable.

  The Company used approximately $317,000 in cash from operating activities in the three months ended September 30, 1997 compared to generating cash from operations of approximately $753,000 during the comparable period of fiscal 1997.

  The Company expects to fund current operations and other cash expenditures, as well as any acquisitions, through the use of available cash, cash from operations, funds available under its credit facility, possible new sources of debt financing, and its securities.

Forward-Looking Statements

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, customer acceptance of the Company's line of network computers and related software and the Year 2000 software tools offered by its subsidiary, the timing of significant orders, increased competition, development, introduction, delivery and customer acceptance of new products and delays in the receipt of key components. The Company does not undertake to update any forward-looking statements made herein.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       None

  (b)  Reports on Form 8-K:

       None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                               HDS NETWORK SYSTEMS, INC.



Date:  November 13, 1997          By: /S/ EDWARD C. CALLAHAN, JR.
                                      ------------------------------

                                  Edward C. Callahan, Jr., President and
                                  Chief Executive Officer


Date:  November 13, 1997          By: /S/ SCOTT HOLLAND
                                      --------------------------------
                                  Scott Holland, Vice President of Finance
                                  and Administration (Principal Financial
                                  Officer and Principal Accounting
                                  Officer)