Form 10-Q
period 1997-12-31
HDS NETWORK SYSTEMS INC
filed 1998-02-17
CIK 894743

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q
                            _______________________

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the Quarter ended December 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
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

                                 Yes  X   No
                                     ---     ___

As of February 13, 1997, there were outstanding 5,764,539 shares of the Registrant's Common Stock.

                                                              Page 1 of 13 pages
                                                     Exhibit Index is on page 12

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                                     INDEX
                                     -----

                                                                            Page
                                                                          Number
                                                                          ------
PART I.        FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets:
               December 31, 1997 and June 30, 1997                            3

               Consolidated Statements of Operations:
               Three and Six Months Ended December 31, 1997 and 1996          4

               Consolidated Statements of Cash Flows:
               Six Months Ended December 31, 1997 and 1996                    5

               Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

PART II.       OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 6.   Exhibits and Reports on Form 8-K                                   12

               Signatures                                                    13

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (Unaudited)

                                                                           December 31,               June 30,
                              ASSETS                                           1997                     1997
                              ------                                       ------------             ------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $    818,319             $  1,452,409
   Accounts receivable, net of allowance for doubtful accounts of
     $124,086                                                                 7,824,177                9,308,731
   Inventories                                                                4,186,081                4,035,202
   Prepaid expenses and other                                                   736,641                  789,179
   Deferred income taxes                                                        416,530                  416,530
                                                                            -----------              -----------
                 Total current assets                                        13,981,748               16,002,051

PROPERTY AND EQUIPMENT, net                                                     747,338                  680,859

NOTE RECEIVABLE                                                                 700,000                      ---

CAPITALIZED AND PURCHASED SOFTWARE, net                                       1,727,582                1,630,339

DEFERRED INCOME TAXES                                                            13,866                   13,866
                                                                            -----------              -----------
                                                                           $ 17,170,534             $ 18,327,115
                                                                            ===========              ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Line of credit                                                           $  3,214,000             $  3,071,000
  Accounts payable                                                            2,671,179                3,796,549
  Accrued expenses                                                              267,527                  516,148
  Deferred revenue                                                              170,221                  172,006
                                                                            -----------              -----------
                 Total current liabilities                                    6,322,927                7,555,703
                                                                            -----------              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares authorized and
  none issued and outstanding                                                        --                       --
Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,760,820 shares issued and outstanding                             5,761                    5,761
Additional paid-in capital                                                    9,168,171                9,168,171
Retained earnings                                                             1,718,516                1,666,951
Deferred compensation                                                           (44,841)                 (69,471)
                                                                            -----------              -----------
                 Total stockholders' equity                                  10,847,607               10,771,412
                                                                            -----------              -----------
                                                                           $ 17,170,534             $ 18,327,115
                                                                            ===========              ===========

  The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

(Unaudited)                                             Three Months Ended                        Six Months Ended
                                                           December 31,                             December 31,
                                              --------------------------------------   --------------------------------------
                                                     1997                 1996                1997                 1996
                                              -------------------  -----------------  -------------------  ------------------
NET REVENUES                                          $6,980,500         $8,924,802          $12,611,492         $12,380,422

COST OF REVENUES                                       4,987,662          6,384,870            8,920,002           8,487,435
                                                      ----------         ----------          -----------         -----------
             Gross profit                              1,992,838          2,539,932            3,691,490           3,892,987
                                                      ----------         ----------          -----------         -----------
OPERATING EXPENSES:
 Sales and marketing                                     925,336            993,681            1,834,738           1,782,490
 General and administrative                              541,494            390,917              829,586             717,751
 Research and development                                441,177            379,975              874,862             638,112
                                                      ----------         ----------          -----------         -----------
     Total operating expenses                          1,908,007          1,764,573            3,539,186           3,138,353
                                                      ----------         ----------          -----------         -----------
     Operating income                                     84,831            775,359              152,304             754,634

INTEREST INCOME (EXPENSE), NET                           (58,653)            35,933              (72,734)             75,856
                                                      ----------         ----------          -----------         -----------
     Income before income taxes                           26,178            811,292               79,570             830,490

INCOME TAXES                                               9,210            267,313               28,004             274,224
                                                      ----------         ----------          -----------         -----------
NET INCOME                                            $   16,968         $  543,979          $    51,566         $   556,266
                                                      ==========         ==========          ===========         ===========
BASIC EARNINGS PER SHARE                              $     0.00         $     0.09          $      0.01         $      0.10
                                                      ==========         ==========          ===========         ===========
DILUTED EARNINGS PER SHARE                            $     0.00         $     0.07          $      0.01         $      0.07
                                                      ==========         ==========          ===========         ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING IN                               5,760,820          5,727,233            5,760,820           5,727,233
BASIC EARNINGS PER SHARE                              ==========         ==========          ===========         ===========
COMPUTATION

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING IN                               5,760,820          7,572,135            5,760,820           7,651,186
DILUTED EARNINGS PER SHARE                            ==========         ==========          ===========         ===========
COMPUTATION

      The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                        (Unaudited)                         Six Months  Ended
                                                                                December 31,
                                                                     ----------------------------------
                                                                          1997                1996
                                                                     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $    51,566     $   556,266
 Adjustments to reconcile net income to net cash
   provided by operating activities-
    Depreciation and amortization                                            213,407         112,758
    Amortization of deferred compensation                                     24,630          26,052
Changes in operating assets and liabilities-
 (Increase) decrease in:
   Accounts receivable                                                     1,484,554      (1,691,165)
   Inventories                                                              (150,879)       (678,147)
   Prepaid expenses and other                                                 52,538        (447,356)
  Increase (decrease) in:
   Accounts payable                                                       (1,125,371)      2,125,218
   Accrued expenses                                                         (248,621)         27,709
   Deferred revenue                                                           (1,785)         35,655
                                                                         -----------     -----------
      Net cash provided by
         operating activities                                                300,039          66,990
                                                                         -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                        (173,237)        (45,138)
 Capitalized software                                                       (203,892)        (61,167)
                                                                         -----------     -----------
      Net cash used in investing activities                                 (377,129)       (106,305)
                                                                         -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                                             143,000          -
 Increase in note receivable                                                (700,000)         -
 Exercise of stock options                                                      -            727,674
 Principal payments on long-term debt                                           -             (7,965)
                                                                         -----------     -----------
      Net cash used in  financing activities                                (557,000)        719,709
                                                                         -----------     -----------
INCREASE (DECREASE) IN CASH                                                 (634,090)        680,394
 AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,452,409       2,700,298
                                                                         -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   818,319     $ 3,380,692
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  OPERATING ACTIVITIES:
  Cash paid for income taxes                                             $    50,719     $     8,184
  Cash paid for interest                                                 $    83,274     $     1,043

      The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. MAJOR CUSTOMERS :
   -----------------

Net revenues from two customers represented 22% and 14% of total net revenues for the three month period ended December 31, 1997 and 16% and 21% of net revenues for the six month period then ended. Net revenues from three customers represented 26%, 20% and 13% of total net revenues for the three month period ended December 31,1996 and 19%, 15% and 10% of net revenues for the six-month period then ended. At December 31, 1997, the Company had receivables from its two major customers totaling approximately $5,351,000.


3. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                        December 31,          June 30,
                                                           1997                1997
                                                      ----------------     --------------
     Purchased components and subassemblies                 $2,021,027         $1,566,161
     Work-in-process                                           398,150            301,565
     Finished goods                                          1,766,904          2,167,476
                                                            ----------         ----------
                                                            $4,186,081         $4,035,202
                                                            ==========         ==========

4. NOTE RECEIVABLE:
   ----------------

In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary, into The Reohr Group, Inc. ("Reohr") in exchange for a 2% stock interest in Reohr and the reimbursement of $1 million of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 is due on the earlier of three years or upon the completion of the initial public offering of Reohr. The note bears interest at 8% per annum. Of the total reimbursement, $292,000 was offset against general and administrative expenses during the three months ended September 30, 1997 for costs previously incurred and charged to expense.


5. LINE OF CREDIT:
   ---------------

The Company has a $5,000,000 revolving line of credit ($1,786,000 available at December 31, 1997) with a bank which expires on November 30, 1998. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.


6.   EARNINGS PER SHARE
     ------------------

Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three and six month periods ended December 31, 1996 the weighted average number of shares outstanding for purposes of calculating diluted earnings per share included 1,844,902 and 1,923,953 shares, respectively, attributable to stock options. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION


     The Company provides thin client computers and related software that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation and NeoStation thin client combine a variety of windowed-display, graphical user interface and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed Netscape Navigator(TM), Citrix's ICA(TM) and Sun Microsystems, Inc.'s Java(TM) technology that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.


     The Company's current strategy is to become a leader in the emerging market for thin client computers by focusing on expanding its software products and its thin client computer hardware. The Company also plans to continue to seek to develop strategic partnerships, and acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through distributors, resellers, system integrators and OEMs. International sales are generally made through distributors.

     In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC"), for the purpose of acquiring companies in the computer services field, including information technology staffing companies and client-server consulting companies. In January 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of Global Consulting Group ("Global"), an information technology staffing and consulting company, subject to the consummation by ITC of a public offering of its stock. In March 1997 the Company announced that ITC entered into a definitive agreement to acquire the business of The Reohr Group, Inc. ("Reohr"), an information technology staffing and consulting company, subject to the consummation by ITC of a public offering of its stock.

     In October 1997, the Company merged ITC with Reohr and Global. Under the merger, ITC and Global merged into Reohr, and Neoware received stock that
represents a 2% ownership of Reohr.   The Company was also reimbursed for the
expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions, $300,000 of which was paid in cash. The remainder of the expenses were reimbursed by a $700,000 note from Reohr that is repayable on the earlier of three years or the consummation of an initial public offering of Reohr. The note bears interest at 8% per annum.

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

                                        Three Months Ended              Six Months Ended
                                            December 31,                   December 31,
                                         -------------------           -------------------
                                         1997          1996            1997          1996
                                         ----          ----            ----          ----
Gross Profit                            28.5%          28.5%           29.2%         31.4%
Operating expenses:
   Sales and marketing                  13.2           11.1            14.5          14.4
   General and administrative            7.8            4.4             6.6           5.8
   Research and development              6.3            4.3             6.9           5.1
                                        ----           ----            ----          ----
     Operating income                    1.2            8.7             1.2           6.1
Interest income (expense), net          (0.8)           0.4            (0.6)          0.6
                                                       ----            ----          ----
     Income before taxes                 0.4            9.1             0.6           6.7
Income taxes                             0.1            3.0             0.2           2.2
                                        ----           ----            ----          ----

     Net Income                          0.3%           6.1%            0.4%          4.5%
                                        ====           ====            ====          ====

     Net revenues for the three months ended December 31, 1997 decreased to $6,980,500 from $8,924,802 for the comparable period in the prior fiscal year. For the six months ended December 31, 1997, net revenues increased to $12,611,492, an increase of 2% from $12,380,422 for the comparable period in the prior fiscal year. The decrease in net revenues for the three months ended December 31, 1997 versus the comparable period in the prior year was attributable to the timing of the receipt of certain large orders during the second quarter of fiscal 1997. The Company's revenues for the current year represent shipments of its line of thin client computers. Revenues for the six months ended December 31, 1996 represent the initial shipments of its thin client computer line and revenues earned from licensing agreements for its netOS software for thin client computers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.
    The Company's gross profit as a percentage of net revenues was 28.5% for the three months ended December 31, 1997 and 1996. The gross profit as a percentage of net revenues decreased to 29.2% for the six months ended December 31, 1997 from 31.4% for the comparable period in the prior fiscal year. The change in gross profit percentage for the six months ended December 31, 1997 was a result of the Company deriving substantially less revenue from software licensing as well as an increase in the percentage of sales through third party sales channels. The Company's thin client computer gross profit margin was substantially unchanged from the prior year. The Company anticipates that gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

     For the three and six months ended December 31, 1997 net income decreased to $16,968 and $51,566, respectively, from $543,979 and $556,266 for the comparable periods in the prior fiscal year. The decrease in net income for the three months ended December 31, 1997 was attributable to lower net revenues and increased operating expenses, including approximately $90,000 of net expenses related to the Company's investment in BDT. The decline in net income for the six months ended December 31, 1997 versus the comparable period in the prior fiscal year was attributable to the Company's continued investment in both sales and marketing and research and development expenses. In addition, the Company incurred net expenses of approximately $240,000 related to its investment in BDT which was offset by the reimbursement for net expenses of approximately $292,000 previously incurred in connection with its investment in ITC. The decline in net income was also impacted by the increase in net interest expense.

     Operating expenses for the three and six months ended December 31, 1997 were $1,908,007 and $3,539,186, respectively, versus $1,764,573 and $3,138,353 for the comparable periods in the prior fiscal year. Research and development expenses for the three and six months ended December 31, 1997 increased to $441,177 and $874,862, respectively from $379,975 and $638,112 in the comparable periods in the prior fiscal year as the Company continued to expand its investment to develop, adapt or acquire technologies that will expand the market for its current and future products. Sales and marketing expenses decreased to $925,336 for the three months ended December 31, 1997 as compared to $993,681 for the comparable period in the prior year and increased to $1,834,738 for the six months ended December 31, 1997 as compared to $1,782,490 for the comparable period in the prior year. The increase reflects the cost of additions to the Company's sales and marketing staff partially offset by reduced advertising during fiscal 1998. General and administrative expenses increased to $441,177 and $874,862 for the three and six months ended December 31, 1997 versus $379,975 and $638,112 in the comparable periods in the prior year. General and administrative expenses for the current year include the addition of the Company's Chief Executive Officer and the expenses related to BDT partially offset by the reimbursement of expenses related to ITC.

     Net interest expense for the three and six months ended December 31, 1997 was $58,653 and $72,734, respectively, versus net interest income of $35,933 and $75,856 for the comparable periods in the prior year. The increased interest cost is attributable to increased line of credit borrowings required to finance higher inventory and accounts receivable balances.

     The effective income tax rates were approximately 35.2% and 33.0% during fiscal 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had net working capital of approximately $7,659,000 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $818,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, $1,786,000 of which was available as of December 31, 1997. The bank line of credit expired on December 31, 1997; however, the bank has continued to provide credit under the same terms while a formal extension and possible expansion of the line is being negotiated.

     Cash and cash equivalents decreased by approximately $634,000 during the six months ended December 31, 1997, primarily as a result of the purchase of equipment, increased capitalized software costs and a decrease in accounts payable and accrued expenses, which was offset by a decrease in accounts receivable.

     The Company generated approximately $300,000 in cash from operating activities in the six months ended December 31, 1997 compared to generating cash from operations of approximately $67,000 during the comparable period of fiscal 1997.

     The Company expects to fund current operations and other cash expenditures, as well as any acquisitions, through the use of available cash, cash from operations, funds available under its credit facility, possible new sources of debt financing, and the sale of its securities.

YEAR 2000 COMPLIANCE

     The Company's management information systems primarily use software products purchased from commercial sources with minor customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known defaults in the software. All major systems have been reviewed for Year 2000 issues and, where necessary, upgraded software has been identified and implementation schedules are in process. There have been no significant incremental costs identified with updates that specifically address Year 2000 compliance. The Company is also reviewing its products and services for compliance with Year 2000 requirements. Based on a preliminary review, the Company's products were determined to be Year 2000 compliant. Notwithstanding the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of distributors, suppliers, customers and vendors with which it interacts to become Year 2000 compliant.

FORWARD-LOOKING STATEMENTS

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, including, but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, customer acceptance of the Company's line of thin client computers and related software and the Year 2000 software tools offered by its subsidiary, the timing of significant orders, increased competition, development, introduction, delivery and customer acceptance of new products and delays in the receipt of key components. The Company does not undertake to update any forward-looking statements made herein.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 1997, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect six members to the Board of Directors, to amend the Company's 1995 Stock Option Plan and to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending June 30, 1998.

     Elected to the Board of Directors were Arthur R. Spector (4,506,033 shares voted for election and 604,364 shares were withheld), Edward C. Callahan (4,506,333 shares voted for election and 604,064 shares were withheld), Michael
G. Kantrowitz (4,506,333 shares voted for election and 604,064 shares were withheld), Howard L. Morgan (4,506,333 shares voted for election and 604,064 shares were withheld), John M. Ryan (4,506,333 shares voted for election and 604,064 shares were withheld), and Carl G. Sempier (4,504,833 shares voted for election and 605,564 shares were withheld).

     The selection of Arthur Andersen LLP as the Company's independent accountant was ratified with 4,542,568 shares voting in favor of ratification, 16,300 shares voting against ratification and 551,529 shares abstaining.

     The amendment to the Company's 1995 Stock Option Plan was approved with 1,026,425 shares voting in favor of the proposal, 115,630 shares voting against the proposal, 576,966 shares abstaining and 3,391,376 broker non-votes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    Exhibit 10 1995 Stock Option Plan (as amended on December 10, 1997)

               (b)  Reports on Form 8-K:

                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         NEOWARE SYSTEMS, INC.



Date:  February 17, 1997                 By: /s/ EDWARD C. CALLAHAN, JR.
                                             -----------------------------
                                         Edward C. Callahan, Jr., President and
                                         Chief Executive Officer



Date:  February 17, 1997                 By: /s/ EDWARD T. LACK, JR.
                                             -----------------------

                                         Edward T. Lack, Jr., Vice President of
                                         Finance and Administration (Principal
                                         Financial Officer and Principal
                                         Accounting Officer)