Form 10-Q/A
period 1997-09-30
HDS NETWORK SYSTEMS INC
filed 1998-05-15
CIK 894743

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

                                  FORM 10-Q/A
                            _______________________

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
        EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                       Commission File Number: 000-21240
                       _________________________________

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


                                (610) 277-8300
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
               _________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No _____
                                   ----

As of November 13, 1997, there were outstanding 5,760,820 shares of the Registrant's Common Stock.

                                                              Page 1 of 13 pages
                                                     Exhibit Index is on page 12

                             NEOWARE SYSTEMS, INC.
                             ---------------------

The Registrant hereby amends its Form 10-Q for the quarter ended September 30, 1997 for the purpose of amending certain financial information to reflect cash payments made by wire transfer and the amortization of various prepaid licenses which were not recorded in a timely fashion in the general ledger.

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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (Unaudited)

                                                                                September 30,               June 30,
                              ASSETS                                                 1997                     1997
                              ------                                            ------------              -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   517,805              $ 1,452,409
  Accounts receivable, net of allowance for doubtful accounts of
   $124,086                                                                        8,953,000                9,308,731
  Inventories                                                                      4,659,414                4,035,202
  Prepaid expenses and other                                                         453,977                  789,179
  Deferred income taxes                                                              416,530                  416,530
                                                                                 -----------              -----------

          Total current assets                                                    15,000,726               16,002,051

PROPERTY AND EQUIPMENT, net                                                          731,562                  680,859

NOTE RECEIVABLE                                                                      700,000                       --

CAPITALIZED AND PURCHASED SOFTWARE, net                                            1,557,397                1,630,339

DEFERRED INCOME TAXES                                                                 13,866                   13,866
                                                                                 -----------              -----------

                                                                                 $18,003,551              $18,327,115
                                                                                 ===========              ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:

  Line of credit                                                                 $ 4,833,000              $ 3,071,000
  Accounts payable                                                                 2,184,049                3,796,549
  Accrued expenses                                                                   367,107                  516,148
  Deferred revenue                                                                   170,221                  172,006
                                                                                 -----------              -----------

           Total current liabilities                                               7,554,377                7,555,703
                                                                                 -----------              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value, 1,000,000 shares authorized and
   none issued and outstanding                                                            --                       --
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 5,760,820 shares issued and outstanding                                 5,761                    5,761
  Additional paid-in capital                                                       9,168,171                9,168,171
  Retained earnings                                                                1,331,688                1,666,951
  Deferred compensation                                                              (56,446)                 (69,471)
                                                                                 -----------              -----------

           Total stockholders' equity                                             10,449,174               10,771,412
                                                                                 -----------              -----------

                                                                                 $18,003,551              $18,327,115
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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1997            1996
                                                   -----------     ------------
NET REVENUES                                       $5,630,992      $ 3,455,620
COST OF REVENUES                                    4,089,645        2,102,565
                                                   ----------      -----------

             Gross profit                           1,541,347        1,353,055
                                                   ----------      -----------
OPERATING EXPENSES:

  Sales and marketing                               1,206,046          788,809
  General and administrative                          297,513          326,834
  Research and development                            433,685          258,137
                                                   ----------      -----------

             Total operating expenses               1,937,244        1,373,780
                                                   ----------      -----------

             Operating loss                          (395,897)         (20,725)
 INTEREST INCOME (EXPENSE), NET                       (93,538)          39,923
                                                   ----------      -----------

             (Loss) income before income taxes       (489,435)          19,198
 INCOME TAX (BENEFIT) EXPENSE                        (154,172)           6,911
                                                   ----------      -----------

             NET (LOSS) INCOME                     $ (335,263)     $    12,287
                                                   ==========      ===========

 (LOSS) EARNINGS PER SHARE                         $     (.06)     $       .02
                                                   ==========      ===========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                    5,760,820       10,934,314
                                                   ==========      ===========



   The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)

                                                                              Three Months  Ended
                                                                                 September 30,
                                                                        -------------------------------
                                                                           1997                1996
                                                                        -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                                     $  (335,263)         $   12,287
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities-
     Depreciation and amortization                                          220,396              36,000
     Amortization of deferred compensation                                   13,025              13,000
     Tax benefit from carrying back net operating loss                     (154,172)                  -
  Changes in operating assets and liabilities-
   (Increase) decrease in:
     Accounts receivable                                                    355,731           2,260,136
     Inventories                                                           (624,212)           (802,119)
     Prepaid expenses and other                                             489,374             (80,310)
  Increase (decrease) in:
     Accounts payable                                                    (1,612,500)           (601,922)
     Accrued expenses                                                      (149,041)           (111,257)
     Deferred revenue                                                        (1,785)             27,681
                                                                        -----------          ----------
       Net cash provided by
       (used in) operating activities                                    (1,798,447)            753,496
                                                                        -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (98,082)            (15,157)
  Capitalized software                                                     (100,075)            (25,000)
                                                                        -----------          ----------
       Net cash used in investing activities                               (198,157)            (40,157)
                                                                        -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                         1,762,000                   -
  Increase in note receivable                                              (700,000)                  -
  Principal payments on long-term debt                                            -                (340)
                                                                        -----------          ----------
       Net cash provided by (used in)  financing activities               1,062,000                (340)
                                                                        -----------          ----------

INCREASE (DECREASE) IN CASH                                                (934,604)            712,999
  AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,452,409           2,700,298
                                                                        -----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   517,805          $3,413,297
                                                                        ===========          ==========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                                  93,538               1,043

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

2. MAJOR CUSTOMERS:
   ----------------

Net revenues from one customer represented 30% of total net revenues for the three months ended September 30, 1997, while net revenues from two customers represented 33% of total net revenues for the three months ended September 30, 1996. At September 30, 1997, the Company had receivables from these customers of approximately $6,398,000.

3. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                              September 30,      June 30,
                                                                 1997             1997
                                                              -------------   --------------
       Purchased components and subassemblies                 $   1,722,777   $    1,566,161
       Work-in-process                                              346,799          301,565
       Finished goods                                             2,589,838        2,167,476
                                                              -------------   --------------
                                                              $   4,659,414   $    4,035,202
                                                              =============   ==============

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

5. LINE OF CREDIT:
   ---------------

The Company has a $5,000,000 revolving line of credit ($167,000 available at September 30, 1997) with a bank which expires on December 31, 1997, subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

6. STOCK OPTIONS:
   --------------

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

7. EARNINGS PER SHARE
   ------------------

Earnings per share for the three months ended September 30, 1997 and 1996 are calculated as follows:


                                                        1997              1996
                                                        ----              ----
Net income as reported                              $ (335,263)        $    12,287
Imputed interest income, net of income taxes                 -             225,356
                                                    ----------         -----------

Adjusted net income                                 $ (335,263)        $   237,643
                                                    ==========         ===========

Actual number of shares outstanding                  5,760,820           5,619,595
Net additional shares arising from exercise
 of warrants and options                                     -           5,314,719
                                                    ----------         -----------

Weighted average number of shares outstanding        5,760,820          10,934,314
                                                    ==========         ===========

(Loss) earnings per share                           $     (.06)        $       .02
                                                    ==========         ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company provides network computers and related software that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation and NeoStation network computers combine a variety of windowed-display, graphical user interface and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed Netscape Navigator(TM) , Citrix's ICA(TM) and Sun Microsystems, Inc.'s Java(TM) technology that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

     The Company's network computer product line was introduced in June 1996. Prior to the introduction of the network computer, the Company manufactured and marketed a family of desktop computing devices, including multimedia-capable X Window terminals.

     The Company's current strategy is to become a leader in the emerging market for thin client computers by focusing on expanding its operating system software products and its network computer hardware. The Company also plans to continue to seek to develop strategic partnerships, and acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through distributors, resellers, system integrators and OEMs. International sales are generally made through distributors.

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

                                        Three Months Ended
                                           September 30,
                                        ------------------
                                         1997        1996
                                         ----        ----
Gross Profit                             27.4%       39.2%
Operating expenses:
   Sales and marketing                   21.4        22.8
   General and administrative             5.3         9.5
   Research and development               7.7         7.5
                                         ----        ----
Operating loss                           (7.0)       (0.6)
   Interest income (expense), net        (1.7)        1.2
                                         ----        ----
Income before taxes                      (8.7)        0.6
   Income tax (benefit) expense          (2.7)        0.2
                                         ----        ----
Net (loss) income                        (6.0)%       0.4%
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

     The Company's gross profit as a percentage of net revenues decreased to 27.4% for the three months ended September 30, 1997 from 39.2% for the comparable three-month period of the prior fiscal year. The change in gross profit percentage was a result of the Company deriving substantially less revenue from software licensing as well as an increase in the percentage of sales through third party sales channels. The Company anticipates that gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

     For the three months ended September 30, 1997, the Company's net loss was $335,263 as compared to net income of $12,287 for the comparable period in the prior year. The decrease in net income was attributable to lower product margins, net expenses of approximately $249,000 related to the Company's investment in BDT and the Company's continued investment in sales and marketing and research and development. In addition the Company was reimbursed for net expenses of approximately $292,000 previously incurred in connection with its investment in ITC. The increase in net interest expense also contributed to the Company's net loss.

     Operating expenses for the three months ended September 30, 1997 were $1,937,244 an increase of $563,464 from operating expenses of $1,373,780 in the comparable period of the prior year. Research and development expenses for the three months ended September 30, 1997 increased by $175,548 to $433,685 from $258,137 in the prior year as the Company continued to expand its investment to develop, adapt or acquire technologies that will expand the market for its current and future products. Sales and marketing expenses increased by $417,237 to $1,206,046 for the three months ended September 30, 1997 as compared to $788,809 for the prior year as a result of significantly increasing the Company's sales and marketing staff, especially in Europe, and costs totaling $162,000 related to BDT. General and administrative expenses decreased to $297,513 for the three months ended September 30, 1997 from $326,834 in the prior year due to the reimbursement of expenses related to ITC. General and administrative expenses for the current year also include the Company's Chief Executive Officer and $56,000 of expenses related to BDT.

     Net interest income (expense) decreased in the three month period ended September 30, 1997 due to increased borrowings under the Company's line of credit, lower interest rates and lower investment balances caused by financing of higher inventory and accounts receivable balances.

     The effective income tax rates were approximately 31.5% and 36.0% in the three month periods ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had net working capital of approximately $7,446,349 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $518,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, $167,000 of which was available as of September 30, 1997.

     Cash and cash equivalents decreased by approximately $935,000 during the three-month period ended September 30, 1997, primarily due to the loss from operations, an increase in inventory and a decrease in accounts payable and accrued expenses, which was offset by a decrease in accounts receivable and an increase in the line of credit.

     The Company used approximately $1,798,000 in cash from operating activities in the three months ended September 30, 1997 compared to generating cash from operations of approximately $753,000 during the comparable period of fiscal 1997.

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


                                      NEOWARE SYSTEMS, INC.


Date:  May 15, 1998           By: /S/ EDWARD C. CALLAHAN, JR.
                                  ---------------------------
                                      Edward C. Callahan, Jr., President and
                                      Chief Executive Officer


Date:  May 15, 1998           By: /S/ EDWARD T. LACK, JR.
                                  ----------------------------
                                      Edward T. Lack, Jr., Chief Financial
                                      Officer (Principal Accounting Officer
                                      and Principal Financial Officer)