Form 10-Q/A
period 1997-12-31
HDS NETWORK SYSTEMS INC
filed 1998-05-15
CIK 894743

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

For the Quarter ended December 31, 1997

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

                              Yes  X    No _____
                                  ----

As of February 13, 1998, there were outstanding 5,764,539 shares of the Registrant's Common Stock.

                                                             Page 1 of 13 pages
                                                    Exhibit Index is on page 12

                             NEOWARE SYSTEMS, INC.
                             ---------------------

The Registrant hereby amends its Form 10-Q for the quarter ended December 31, 1997 for the purpose of amending certain financial information to reflect cash payments made by wire transfer and the amortization of various prepaid licenses which were not recorded in a timely fashion in the general ledger.

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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (UNAUDITED)

                                                                                  DECEMBER 31,               JUNE 30,
                              ASSETS                                                  1997                     1997
                              ------                                              ------------              -----------
CURRENT ASSETS:

 Cash and cash equivalents                                                         $    70,567              $ 1,452,409
 Accounts receivable, net of allowance for doubtful accounts of
  $124,086                                                                           7,767,057                9,308,731
 Inventories                                                                         4,186,833                4,035,202
 Prepaid expenses and other                                                          1,054,745                  789,179
 Deferred income taxes                                                                 416,530                  416,530
                                                                                   -----------              -----------

         Total current assets                                                       13,495,732               16,002,051

PROPERTY AND EQUIPMENT, net                                                            744,439                  680,859

NOTE RECEIVABLE                                                                        700,000                       --

CAPITALIZED AND PURCHASED SOFTWARE, net                                              1,517,277                1,630,339

DEFERRED INCOME TAXES                                                                   13,866                   13,866
                                                                                   -----------              -----------

                                                                                   $16,471,314              $18,327,115
                                                                                   ===========              ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:

 Line of credit                                                                    $ 3,214,000              $ 3,071,000
 Accounts payable                                                                    2,671,178                3,796,549
 Accrued expenses                                                                      353,139                  516,148
 Deferred revenue                                                                      170,221                  172,006
                                                                                   -----------              -----------

         Total current liabilities                                                   6,408,538                7,555,703
                                                                                   -----------              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Preferred stock, $.001 par value, 1,000,000 shares authorized and
  none issued and outstanding                                                               --                       --
 Common stock, $.001 par value, 50,000,000 shares
 authorized, 5,760,820 shares issued and outstanding                                     5,761                    5,761
 Additional paid-in capital                                                          9,168,171                9,168,171
 Retained earnings                                                                     933,685                1,666,951
 Deferred compensation                                                                 (44,841)                 (69,471)
                                                                                   -----------              -----------

         Total stockholders' equity                                                 10,062,776               10,771,412
                                                                                   -----------              -----------

                                                                                   $16,471,314              $18,327,115
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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)

                                                              Three Months Ended                      Six Months Ended
                                                                 December 31,                            December 31,
                                                     --------------------------------          ---------------------------------
                                                         1997                 1996                1997                  1996
                                                     ----------            ----------          -----------           -----------
NET REVENUES                                         $6,980,500            $8,924,802          $12,611,492           $12,380,422

COST OF REVENUES                                      5,126,123             6,384,870            9,215,768             8,487,435
                                                      ---------             ---------            ---------           -----------

      Gross profit                                    1,854,377             2,539,932            3,395,724             3,892,987
                                                      ---------             ---------            ---------           -----------
OPERATING EXPENSES:
 Sales and marketing                                  1,306,966               993,681            2,513,012             1,782,490
 General and administrative                             592,247               390,917              889,760               717,751
 Research and development                               450,177               379,975              883,862               638,112
                                                     ----------            ----------          -----------           -----------

      Total operating expenses                        2,349,390             1,764,573            4,286,634             3,138,353
                                                     ----------            ----------          -----------           -----------

      Operating (loss) income                          (495,013)              775,359             (890,910)              754,634

INTEREST INCOME (EXPENSE), NET                          (81,722)               35,933             (175,260)               75,856
                                                     ----------            ----------          -----------           -----------

      (Loss) income before income taxes                (576,735)              811,292           (1,066,170)              830,490
INCOME TAX (BENEFIT) EXPENSE                           (178,732)              267,313             (332,904)              274,224
                                                     ----------            ----------          -----------           -----------

       NET (LOSS) INCOME                             $ (398,003)           $  543,979          $  (733,266)          $   556,266
                                                     ==========            ==========          ===========           ===========

BASIC EARNINGS PER SHARE                             $     (.07)           $     0.09          $      (.13)          $      0.10
                                                     ==========            ==========          ===========           ===========

DILUTED EARNINGS PER SHARE                           $     (.07)           $     0.07          $      (.13)          $      0.07
                                                     ==========            ==========          ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING IN BASIC EARNINGS PER SHARE              5,760,820             5,727,233            5,760,820             5,727,233
 COMPUTATION                                         ==========            ==========          ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING IN DILUTED EARNINGS PER SHARE            5,760,820             7,572,135            5,760,820             7,651,186
 COMPUTATION                                         ==========            ==========          ===========           ===========


  The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)

                                                                                  Six Months  Ended
                                                                                     December 31,
                                                                           ------------------------------
                                                                              1997                1996
                                                                           -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                         $  (733,266)       $   556,266
 Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities-
   Depreciation and amortization                                               444,712            112,758
   Amortization of deferred compensation                                        24,630             26,052
   Tax benefit from carrying back net operating loss                          (332,904)                 -
 Changes in operating assets and liabilities-
  (Increase) decrease in:
   Accounts receivable                                                       1,541,674         (1,691,165)
   Inventories                                                                (151,631)          (678,147)
   Prepaid expenses and other                                                   67,338           (447,356)
  Increase (decrease) in:
   Accounts payable                                                         (1,125,371)         2,125,218
   Accrued expenses                                                           (163,009)            27,709
   Deferred revenue                                                             (1,785)            35,655
                                                                           -----------        -----------
      Net cash (used in)
        provided by operating activities                                      (429,612)            66,990
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                          (173,338)           (45,138)
 Capitalized software                                                         (221,892)           (61,167)
                                                                           -----------        -----------
      Net cash used in investing activities                                   (395,230)          (106,305)
                                                                           -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                                               143,000                  -
 Increase in note receivable                                                  (700,000)                 -
 Exercise of stock options                                                           -            727,674
 Principal payments on long-term debt                                                -             (7,965)
                                                                           -----------        -----------
      Net cash (used in) provided by financing activities                     (557,000)           719,709
                                                                           -----------        -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                      (1,381,842)           680,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,452,409          2,700,298
                                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    70,567        $ 3,380,692
                                                                           ===========        ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid for income taxes                                              $    50,719        $     8,143
   Cash paid for interest                                                  $   175,260        $     1,043


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



2.   MAJOR CUSTOMERS:
     ----------------

Net revenues from two customers represented 22% and 14% of total net revenues for the three month period ended December 31, 1997 and 16% and 21% of net revenues for the six month period then ended. Net revenues from three customers represented 26%, 20% and 13% of total net revenues for the three month period ended December 31, 1996 and 19%, 15% and 10% of net revenues for the six month period then ended. At December 31, 1997 the Company had receivables from its two major customers totaling approximately $5,351,000.

3.   INVENTORIES:
     ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                December 31,    June 30,
                                                   1997           1997
                                                ------------  ------------
     Purchased components and subassemblies     $  2,021,779  $  1,566,161
     Work-in-process                                 398,150       301,565
     Finished goods                                1,766,904     2,167,476
                                                ------------  ------------
                                                $  4,186,833  $  4,035,202
                                                ============  ============

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

6.   EARNINGS PER SHARE
     ------------------

Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three and six month periods ended December 31, 1996 the weighted average number of shares outstanding for purposes of calculating diluted earnings per share included 1,844,902 and 1,923,953 shares, respectively, attributable to stock options and warrants. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company provides thin client computers and related software that are designed to integrate and deliver information to the desktop cost effectively in network-centric environments. The Company's @workStation and NeoStation thin client computers combine a variety of windowed-display, graphical user interface and communications industry standards to provide the user seamless and transparent access to all information, including text, graphics, audio and video data, on any type of network. The Company has licensed Netscape Navigator/TM/, Citrix's ICA/TM/ and Sun Microsystems, Inc.'s Java/TM/ technology that it has incorporated into its products to provide cost-effective access to information and applications within the corporate enterprise and on the Internet.

     The Company's current strategy is to become a leader in the emerging market for thin client computers by focusing on expanding its software products and its thin client computer hardware. The Company also plans to continue to seek to develop strategic partnerships and acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through distributors, resellers, system integrators and OEMs. International sales are generally made through distributors.

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

     In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT has acquired and further developed a software product, SmartBridge, which utilizes the "intelligent bridging" approach to upgrading programs and data for Year 2000 compliance. Neoware holds a majority ownership stake in BDT, which is based in Atlanta, GA. The SmartBridge product implements an on-site automated bridge building "factory" that creates intelligent bridge modules. These modules allow the uncoupling of applications and data, enabling conversions to take place quickly and with minimal impact to system performance.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                    Three Months Ended        Six Months Ended
                                        December 31,             December 31,
                                   -----------------------    ----------------------
                                     1997           1996        1997          1996
                                   --------       --------    --------      --------
Gross Profit                         26.6%          28.5%        26.9%         31.4%
Operating expenses:
   Sales and marketing               18.7           11.1         19.9          14.4
   General and administrative         8.5            4.4          7.1           5.8
   Research and development           6.5            4.3          7.0           5.1
                                      ---           ----         ----          ----
Operating (loss) income              (7.1)           8.7         (7.1)          6.1
    Interest income (expense), net   (1.2)           0.4         (1.4)          0.6
                                                    ----         ----          ----
(Loss) income before taxes           (8.3)           9.1         (8.5)          6.7
    Income tax (benefit) expense     (2.6)           3.0         (2.7)          2.2
                                      ---           ----         ----          ----

Net (loss) income                    (5.7)%          6.1%        (5.8)%         4.5%
                                      ===           ====         ====          ====

     Net revenues for the three month period ended December 31, 1997 decreased to $6,980,500 from $8,924,802 for the comparable period in the prior fiscal year. For the six month period ended December 31, 1997, net revenues increased to $12,611,492, an increase of 2% from $12,380,422 for the comparable period in the prior fiscal year. The decrease in net revenues for the three month period ended December 31, 1997 versus the comparable period in the prior year was attributable to the timing of the receipt of certain large orders during the second quarter of fiscal 1997. The Company's revenues for the current year represent shipments of its line of thin client computers. Revenues for the six month period ended December 31, 1996 represent the initial shipments of its thin client computer line and revenues earned from licensing agreements for its netOS software for thin client computers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

     The Company's gross profit as a percentage of net revenues was 26.6% and 28.5% for the three month periods ended December 31, 1997 and 1996, respectively. The gross profit as a percentage of net revenues decreased to 26.9% for the six month period ended December 31, 1997 from 31.4% for the comparable period in the prior fiscal year. The change in gross profit percentage for the six month period ended December 31, 1997 was a result of the Company deriving substantially less revenue from software licensing as well as an increase in the percentage of sales through third party sales channels. The Company anticipates that the gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

     For the three and six month periods ended December 31, 1997 the Company incurred net losses of $398,003 and $733,266, respectively, as compared to net income of $543,979 and $556,266 for the comparable periods in the prior fiscal year. The decrease in net income for the three month period ended December 31, 1997 was attributable to lower net revenues, reduced gross margins and increased operating expenses, including approximately $198,000 of net expenses related to the Company's investment in BDT. The decline in net income for the six month period ended December 31, 1997 versus the comparable period in the prior fiscal year was attributable to the Company's continued investment in both sales and marketing and research and development expenses. In addition, the Company incurred net expenses of approximately $447,000 related to its investment in BDT which were partially offset by the reimbursement for net expenses of approximately $292,000 previously incurred in connection with its investment in ITC. The decline in net income was also impacted by the increase in net interest expense.

     Operating expenses for the three and six month periods ended December 31, 1997 were $2,349,390 and $4,286,634, respectively, versus $1,764,573 and
$3,138,353 for the comparable periods in the prior fiscal year. Research and development expenses for the three and six month periods ended December 31, 1997 increased to $450,177 and $883,862, respectively, from $379,975 and $638,112 in the comparable periods in the prior fiscal year as the Company continued to expand its investment to develop, adapt or acquire technologies that will expand the market for its current and future products. Sales and marketing expenses increased to $1,306,966 and $2,513,012 for the three and six month periods ended December 31, 1997 as compared to $993,681 and $1,782,490 for the comparable periods. The increase reflects the cost of additions to the Company's sales and marketing staff and costs related to BDT partially offset by reduced advertising during fiscal 1998. General and administrative expenses increased to $592,247 and $889,760 for the three and six month periods ended December 31, 1997 versus $390,917 and $717,751 in the comparable periods in the prior year. General and administrative expenses for the current year include the addition of the Company's Chief Executive Officer and expenses related to BDT partially offset by the reimbursement of expenses related to ITC.

     Net interest expense for the three and six month periods ended December 31, 1997 was $81,722 and $175,260, respectively, versus net interest income of $35,933 and $75,856 for the comparable periods in the prior year. The increased interest cost is attributable to increased line of credit borrowings required to finance higher inventory and accounts receivable balances.

     The effective income tax rates were approximately 31.2% and 33.0% during fiscal 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had net working capital of approximately $7,087,000 composed primarily of accounts receivable and inventory. The Company's principal source of liquidity is a $5,000,000 bank line of credit facility, $1,786,000 of which was available as of December 31, 1997. The bank line of credit expires on November 30, 1998.

     Cash and cash equivalents decreased by approximately $1,382,000 during the six month period ended December 31, 1997, primarily as a result of the operating loss, incurring acquisition costs for which the Company was reimbursed with a note receivable in connection with the ITC merger and a decrease in accounts payable and accrued expenses, which were offset by a decrease in accounts receivable.

     The Company used approximately $430,000 in cash from operating activities in the six month period ended December 31, 1997 compared to generating cash from operations of approximately $67,000 during the comparable period of fiscal 1997.

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

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 1997, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect six members to the Board of Directors, to amend the Company's 1995 Stock Option Plan and to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending June 30, 1998

     Elected to the Board of Directors were Arthur R. Spector (4,506,033 shares voted for election and 604,364 shares were withheld), Edward C. Callahan, Jr. (4,506,333 shares voted for election and 604,064 shares were withheld), Michael
G. Kantrowitz (4,506,333 shares voted for election and 604,064 shares were withheld), Howard L. Morgan (4,506,333 shares voted for election and 604,064 shares were withheld), John M. Ryan (4,506,333 shares voted for election and 604,064 shares were withheld), and Carl G. Sempier (4,504,833 shares voted for election and 605,564 shares were withheld).

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 10 1995 Stock Option Plan (as amended on December 10,
               1997) *

          (b)  Reports on Form 8-K:

               None


          * Previously filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           NEOWARE SYSTEMS, INC.



Date:  May 15, 1998                By: /s/ EDWARD C. CALLAHAN, JR.
                                      ---------------------------------
                                           Edward C. Callahan, Jr., President
                                           and Chief Executive Officer



Date:  May 15, 1998                By: /s/ EDWARD T. LACK, JR.
                                      ---------------------------------
                                           Edward T. Lack, Jr., Chief
                                           Financial Officer (Principal
                                           Accounting Officer and Principal
                                           Financial Officer)