Form 10-Q
period 1998-03-31
HDS NETWORK SYSTEMS INC
filed 1998-05-15
CIK 894743

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


For the Quarter ended March 31, 1998

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.


                      Commission File Number:  000-21240
                      __________________________________

                             NEOWARE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                     23-2705700
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

As of May 14, 1998, there were outstanding 5,767,932 shares of the Registrant's Common Stock.

                                                         Page 1 of 13 pages
                                                     Exhibit Index is on page 12

                                 NEOWARE SYSTEMS, INC.
                                 ---------------------

                                 INDEX
                                 -----

                                                               Page
                                                              Number
                                                              ------

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

            Consolidated Balance Sheets:
            March 31, 1998 and June 30, 1997                      3

            Consolidated Statements of Operations:
            Three and Nine Months Ended March 31, 1998 and 1997   4

            Consolidated Statements of Cash Flows:
            Nine Months Ended March 31, 1998 and 1997             5

            Notes to Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8

PART II.    OTHER INFORMATION

Item 1.  Legal proceedings                                       12

Item 6.  Exhibits and Reports on Form 8-K                        12

            Signatures                                           13

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (UNAUDITED)

                                                                 MARCH 31,             JUNE 30,
                         ASSETS                                    1998                  1997
                         ------                           ---------------------  -------------------
CURRENT ASSETS:
 Cash and cash equivalents                                          $   119,187          $ 1,452,409
 Accounts receivable, net of allowance for doubtful
  accounts of $130,086 and $124,086                                   5,821,364            9,308,731

 Inventories                                                          4,221,208            4,035,202
 Prepaid expenses and other                                           1,133,297              789,179
 Deferred income taxes                                                  416,530              416,530
                                                                    -----------          -----------
         Total current assets                                        11,711,586           16,002,051

Property and equipment, net                                             667,509              680,859
Note receivable                                                         700,000                    -
Capitalized and purchased software, net                               1,485,331            1,630,339
Deferred income taxes                                                    13,866               13,866
                                                                    -----------          -----------
                                                                    $14,578,292          $18,327,115
                                                                    ===========          ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
 Line of credit                                                     $ 2,270,000          $ 3,071,000
 Accounts payable                                                     2,932,366            3,796,549
 Accrued expenses                                                       469,402              516,148
 Deferred revenue                                                       170,219              172,006
                                                                    -----------          -----------
         Total current liabilities                                    5,841,987            7,555,703
                                                                    -----------          -----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized and none issued and outstanding                                 --                   --
 Common stock, $.001 par value, 50,000,000 shares
 authorized, 5,767,932 and 5,760,820 shares issued and
  outstanding                                                             5,768                5,761
 Additional paid-in capital                                           9,180,664            9,168,171
 Retained (deficit) earnings                                           (419,733)           1,666,951
 Deferred compensation                                                  (30,394)             (69,471)
                                                                    -----------          -----------
         Total stockholders' equity                                   8,736,305           10,771,412
                                                                    -----------          -----------
                                                                    $14,578,292          $18,327,115
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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)


                                             Three Months Ended                  Nine Months Ended
                                                  March 31,                          March 31,
                                      --------------------------------   --------------------------------
                                            1998             1997              1998             1997
                                      ----------------  ---------------  ----------------  ---------------
Net revenues                              $ 3,700,832        $6,092,369      $16,312,324       $18,472,791
Cost of revenues                            2,886,364         3,845,093       12,102,132        12,332,528
                                          -----------        ----------      -----------       -----------
        Gross profit                          814,468         2,247,276        4,210,192         6,140,263
                                          -----------        ----------      -----------       -----------
Operating expenses:

  Sales and marketing                       1,325,783           993,660        3,838,795         2,776,150
  General and administrative                  796,588           438,496        1,686,348         1,231,247
  Research and development                    384,995           404,712        1,268,857           967,824
  Write-off  of investment in
   subsidiary                                 159,231                 -          159,231                 -
                                          -----------        ----------      -----------       -----------
        Total operating expenses            2,666,597         1,836,868        6,953,231         4,975,221
                                          -----------        ----------      -----------       -----------
        Operating (loss) income            (1,852,129)          410,408       (2,743,039)        1,165,042
Interest (expense) income, net               (127,955)           25,687         (303,215)          101,543
                                          -----------        ----------      -----------       -----------
        (Loss) income before taxes         (1,980,084)          436,095       (3,046,254)        1,266,585
Income tax (benefit) expense                 (626,666)          155,062         (959,570)          429,286
                                          -----------        ----------      -----------       -----------
Net (loss) income                         $(1,353,418)       $  281,033      $(2,086,684)      $   837,299
                                          ===========        ==========      ===========       ===========
Basic earnings per share                        $(.23)             $.05            $(.36)             $.15
                                          ===========        ==========      ===========       ===========
Diluted earnings per share                      $(.23)             $.04            $(.36)             $.11
                                          ===========        ==========      ===========       ===========
Weighted average number of shares
 outstanding in basic earnings per
 share computation                          5,767,932         5,741,587        5,763,191         5,741,587
                                          ===========        ==========      ===========       ===========

Weighted average number of shares
 outstanding in diluted earnings
 per share computation                      5,767,932         7,442,035        5,763,191         7,560,935
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

                             NEOWARE SYSTEMS, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

(Unaudited)
                                                                      Nine Months  Ended
                                                                          March 31,
                                                              ---------------------------------
                                                                    1998              1997
                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                $(2,086,684)      $   837,299
 Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities-
   Depreciation and amortization                                      636,536           169,136
   Amortization of deferred compensation                               39,077            39,078
   Tax benefit from carrying back net operating loss                 (959,570)                -
   Write-off of investment in subsidiary                              159,231                 -
 Changes in operating assets and liabilities-
  (Increase) decrease in:
   Accounts receivable                                              3,487,367        (1,602,525)
   Inventories                                                       (186,006)       (1,672,866)
   Prepaid expenses and other                                         615,452          (894,572)
  Increase (decrease) in:
   Accounts payable                                                  (864,183)        1,709,525
   Accrued expenses                                                   (46,746)           30,844
   Deferred revenue                                                    (1,787)           50,655
                                                                  -----------       -----------
      Net cash (used in)
        provided by operating activities                              792,687        (1,333,426)
                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (192,643)         (234,508)
 Capitalized software                                                (444,766)          (85,219)
                                                                  -----------       -----------
      Net cash used in investing activities                          (637,409)         (319,727)
                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit                                     (801,000)                -
 Increase in note receivable                                         (700,000)                -
 Exercise of stock options                                             12,500           727,674
 Principal payments on long-term debt                                       -            (7,965)
                                                                  -----------       -----------
      Net cash (used in) provided by financing activities          (1,488,500)          719,709
                                                                  -----------       -----------

Decrease in cash and cash equivalents                              (1,333,222)         (933,444)
Cash and cash equivalents, beginning of period                      1,452,409         2,700,298
                                                                  -----------       -----------
Cash and cash equivalents, end of period                          $   119,187       $ 1,766,854
                                                                  ===========       ===========
SUPPLEMENTAL DISCLOSURES:
   Cash paid for income taxes                                     $    50,719       $    27,213
   Cash paid for interest                                         $   261,270       $     3,556

   The accompanying notes are an integral part of these financial statements.

                             NEOWARE SYSTEMS, INC.
                             ---------------------


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. BASIS OF PRESENTATION:
   ----------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. MAJOR CUSTOMERS :
   -----------------

Net revenues from one customer represented 19% of total net revenues for the three month period ended March 31, 1998 and two customers represented 17% each of net revenues for the nine month period then ended. Net revenues from one customer represented 52% of total net revenues for the three month period ended March 31, 1997 and two customers represented 25 % and 11% of net revenues for the nine month period then ended. At March 31, 1998, the Company had receivables from two of its major customers totaling approximately $2,777,000.


3. INVENTORIES:
   ------------

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                                 March 31,        June 30,
                                                                   1998             1997
                                                             ----------------  --------------

Purchased components and subassemblies                             $2,114,352      $1,566,161
Work-in-process                                                       387,985         301,565
Finished goods                                                      1,718,871       2,167,476
                                                                   ----------      ----------
                                                                   $4,221,208      $4,035,202
                                                                   ==========      ==========

4.   NOTE RECEIVABLE:
     ----------------

In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary, into The Reohr Group, Inc. ("Reohr") in exchange for a 2% stock interest in Reohr and the reimbursement of $1 million of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note which is due on the earlier of three years or upon the completion of the initial public offering of Reohr. The note bears interest at 8% per annum. Of the total reimbursement, $292,000 was offset against general and administrative expenses during the three months ended September 30, 1997 for costs previously incurred and charged to expense.

5. LINE OF CREDIT:
   ---------------

The Company has a $5,000,000 revolving line of credit ($2,730,000 available at March 31, 1998) with a bank which expires on November 30, 1998. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.


6.   EARNINGS PER SHARE
     ------------------


Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three and nine month periods ended March 31, 1997, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share included 1,700,448 and 1,819,348 shares,
respectively, attributable to stock options and warrants.   For the three and
nine month periods ended March 31, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options and warrants to purchase 7,794,956 shares of Common Stock at prices ranging from $1.76 to $8.75 per share were outstanding at March 31, 1998. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

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

  The Company's current strategy is to become a leader in the emerging market for thin client computers by focusing on expanding its software products and its thin client computer hardware. The Company also plans to continue to develop strategic partnerships and acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users and through distributors, resellers, system integrators and OEMs. International sales are generally made through distributors.

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

     In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT has acquired and further developed a software product, SmartBridge, which utilizes the "intelligent bridging" approach to upgrading programs and data for Year 2000 compliance. Neoware holds a majority ownership stake in BDT, which is based in Atlanta, GA. The SmartBridge product implements an on-site automated bridge building "factory" that creates intelligent bridge modules. These modules allow the uncoupling of applications and data, enabling conversions to take place quickly and with minimal impact to system performance. Effective March 31, 1998, the Company wrote off the full amount of its investment in Bridging Data Technology, Inc. This write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur in the near future. Future cash advances to or distributions from BDT, if any, will be recorded as expense or income in the period during which the transaction occurs.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                                    Three Months Ended    Nine Months Ended
                                                        March 31,             March 31,
                                                   --------------------   ------------------
                                                    1998         1997        1998      1997
                                                   ------       ------      ------    ------
Gross profit                                        22.0%        36.9%       25.8%     33.2%
Operating expenses:
   Sales and marketing                              35.8         16.3        23.5      15.0
   General and administrative                       21.5          7.3        10.3       6.7
   Research and development                         10.4          6.6         7.8       5.2
   Write-off of investment in subsidiary             4.3            -         1.0         -
                                                   -----        -----       -----     -----
Operating (loss) income                            (50.0)         6.7       (16.8)      6.3
    Interest (expense) income, net                  (3.5)         0.4        (1.9)      0.6
                                                   -----        -----       -----     -----
(Loss) income before taxes                         (53.5)         7.1       (18.7)      6.9
    Income tax (benefit) expense                   (16.9)         2.5        (5.9)      2.4
                                                   -----        -----       -----     -----

Net (loss) income                                  (36.6)%        4.6%      (12.8)%     4.5%
                                                   =====        =====       =====     =====


  Net revenues for the three month period ended March 31, 1998 decreased to $3,700,832 from $6,092,369 for the comparable period in the prior fiscal year. For the nine month period ended March 31, 1998, net revenues decreased to $16,312,324, a decrease of 12% from $18,472,791 for the comparable period in the prior fiscal year. The decrease in net revenues for the three and nine month periods ended March 31, 1998 versus the comparable periods in the prior year was attributable to the completion of the Company's transition from its older X-terminal product line and the delay in the full scale implementation of thin client computers by corporate customers as they await the deployment of Windows Terminal Server from Microsoft. Sales to two of the Company's major customers declined significantly during the quarter ended March 31, 1998, as a result of completing delivery of product under existing purchase orders, and are expected to remain at this level for the foreseeable future. The three and nine month periods ended March 31, 1997 benefited from significant revenues from two of the Company's major customers and revenues earned from licensing agreements for its netOS software for thin client computers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

  The Company's gross profit as a percentage of net revenues decreased to 22.0% for the three month period ended March 31, 1998 from 36.9% for the comparable period in the prior year. The gross profit as a percentage of net revenues decreased to 25.8% for the nine month period ended March 31, 1998 from 33.2% for the comparable period in the prior fiscal year. The decline in gross profit percentage for the three and nine month periods ended March 31, 1998 was primarily the result of the Company's fixed manufacturing overhead which increased product costs due to the reduced production volumes, and increased competitive pressures, which resulted in selling price reductions without corresponding cost reductions. The reduced gross profit was also attributable to substantially less revenue from software licensing as well as an increase in the percentage of sales through third party sales channels and reduced sales to two of its major customers during the three months ended March 31, 1998. The Company anticipates that the gross profit percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no assurance that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

  Operating expenses for the three and nine month periods ended March 31, 1998 were $2,666,597 and $6,953,231, respectively, versus $1,836,868 and $4,975,221 for the comparable periods in the prior fiscal year. Research and development expenses for the three month period ended March 31, 1998 decreased to $384,995 versus $404,712 for the comparable period in the prior year as a result of a decline in depreciation expense allocated to research and development during fiscal 1998. Research and development expenses for the nine month period ended March 31, 1998 increased to $1,268,857 versus $967,824 for the comparable period in the prior year which reflects the Company's commitment to developing, adapting or acquiring technologies that will expand the market for its current and future products. Sales and marketing expenses increased to $1,325,783 and $3,838,795 for the three and nine month periods ended March 31, 1998 as compared to $993,660 and $2,776,150 for the comparable periods in the prior year. The increase reflects the cost of additions to the Company's sales and technical staff as the Company completed the transition from focusing on internal telesales to utilizing a senior external sales force. Management believes the external sales force will allow the Company to better support a two tier distribution channel. The 1998 periods were also impacted by costs related to BDT and a reduction in advertising expense. General and administrative expenses increased to $796,588 and $1,686,348 for the three and nine month periods ended March 31, 1998 versus $438,496 and $1,231,247 in the comparable periods in the prior year, primarily as a result of the addition of the Company's Chief Executive Officer and MIS staff, expenses related to BDT, and increased franchise taxes and depreciation expense which were partially offset by the reimbursement of expenses related to ITC.

  Net interest expense for the three and nine month periods ended March 31, 1998 was $127,955 and $303,215, respectively, versus net interest income of $25,687 and $101,543 for the comparable periods in the prior year. The increased interest cost is attributable to increased line of credit borrowings required to finance higher inventory and accounts receivable balances.

  The effective income tax rates were approximately 31.5% and 33.0% during fiscal 1998 and 1997, respectively.

  For the three and nine month periods ended March 31, 1998, the Company incurred net losses of $1,353,418 and $2,086,684, respectively, as compared to net income of $281,033 and $837,299 for the comparable periods in the prior fiscal year. The decrease in net income for the three month period ended March 31, 1998 was attributable to lower net revenues, reduced gross profit margins and increased operating expenses, including approximately $269,000 of net expenses related to the Company's investment in BDT, which includes $159,000 for the write-off the remaining investment. The decline in net income for the nine month period ended March 31, 1998 versus the comparable period in the prior fiscal year was attributable to the Company's continued investment in both sales and technical staff and research and development expenses. In addition, the Company incurred net expenses of approximately $716,000 related to its investment in BDT which were partially offset by the reimbursement for net expenses of approximately $292,000 previously incurred in connection with its investment in ITC. The decline in net income was also impacted by the increase in net interest expense which was offset by recognition of the income tax benefit from carrying back the net operating loss to recover taxes paid in prior years.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had net working capital of approximately $5,870,000 composed primarily of accounts receivable and inventory. The Company's principal source of liquidity is a $5,000,000 bank line of credit facility, $2,730,000 of which was available as of March 31, 1998. The bank line of credit expires on November 30, 1998.

  Cash and cash equivalents decreased by approximately $1,333,000 during the nine month period ended March 31, 1998, primarily as a result of the operating loss, acquisition costs incurred in connection with the formation of the Company's subsidiary, ITC, for which the Company was reimbursed $300,000 in cash and a $700,000 note receivable, purchases of equipment, investment in purchased and capitalized software, repayments under the line of credit and a decrease in accounts payable and accrued expenses, which were partially offset by a decrease in accounts receivable.

  The Company generated approximately $793,000 in cash from operating activities in the nine month period ended March 31, 1998 compared to using cash in operations of approximately $1,333,000 during the comparable period of fiscal 1997. The collection of significant accounts receivable from two of the Company's major customers resulted in the positive cashflow from operations during the nine months ended March 31, 1998.

  The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility, possible new sources of debt financing, and the sale of its securities. However, ultimately, the Company must achieve profitable operations in order to provide adequate funding for the longterm.

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


FORWARD-LOOKING STATEMENTS

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, customer acceptance of the Company's line of thin client computers and related software, the successful implementation of the Company's two tier distribution channel, pricing pressures, the growth of the thin client marketplace, the timing of significant orders, increased competition, development, introduction, delivery and customer acceptance of new products and delays in the receipt of key components. The Company does not undertake to update any forward-looking statements made herein.



PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  On March 11, 1998 a complaint encaptioned Cerrato, Inc. et al. v. Neoware Systems, Inc. et al., 98 Civ. 1748 (JSM) was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO. The Complaint asserts claims under (SS) 10(b) of the Securities and Exchange Act of 1934, Rule 10(b)-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, inter alia, that the defendants made misrepresentations related to plans for various acquisitions by a subsidiary of the company and a spinoff. A First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal 1998. Defendant's time to respond to the FAC has not yet expired.

  On May 5, 1998, a complaint was filed in the Court of Common Pleas of Montgomery County against the Company by Development Concepts, Inc. The complaint asserts claims for common law breach of contract, fraud, misrepresentation, breach of warranty and violations of the federal Lanham Act arising primarily from the parties' contractual relationships. The complaint seeks an indeterminate amount of monetary damages in excess of $1,500,000. The Company disputes the validity of these claims and intends to defend the claims vigorously.

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


                             NEOWARE SYSTEMS, INC.



Date:  May 15, 1998          By: /S/ EDWARD C. CALLAHAN, JR.
                                 -----------------------------
                             Edward C. Callahan, Jr., President and Chief
                             Executive Officer



Date:  May 15, 1998          By: /S/ EDWARD T. LACK, JR.
                                 -----------------------
                             Edward T. Lack, Jr., Chief Financial Officer
                             (Principal Accounting Officer and
                             Principal Financial Officer)