Form 10-K
period 1998-06-30
NEOWARE SYSTEMS INC
filed 1998-09-28
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-21240
                                               ---------

                              NEOWARE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter.)

             Delaware                                            23-2705700
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


400 Feheley Drive, King of Prussia, Pennsylvania                   19406
       (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (610) 277-8300
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

       None                                           None
-------------------                    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $.001 per share; and Redeemable Common Stock Purchase Warrants each to purchase one share of Common Stock for $5.50 per share

--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $9,066,276. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on September 21, 1998. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 21, 1998 was 6,264,158.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 10, 1998 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.

                                TABLE OF CONTENTS                           PAGE
                                -----------------                           ----

PART I .....................................................................   1
  ITEM 1.  BUSINESS.........................................................   1
  ITEM 2.  PROPERTIES.......................................................   8
  ITEM 3.  LEGAL PROCEEDINGS................................................   8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   9

PART II ....................................................................   9
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS .............................................   9
  ITEM 6.  SELECTED FINANCIAL DATA .........................................  10
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................  11
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................  17
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE .............................  17

PART III ...................................................................  17
  PART 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............  17
  PART 11. EXECUTIVE COMPENSATION ..........................................  18
  PART 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT ......................................................  18
  PART 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................  19

PART IV ....................................................................  19
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K .....................................................  19

                                     PART I

ITEM 1.  BUSINESS.

General

         Neoware Systems, Inc. (the "Company") designs, manufactures and markets a family of Windows-based terminals and thin client computers that are designed to allow users to access Windows-based applications from a multi-user Windows(R) NT server, plus connect to mainframes, minicomputers and the Internet. The Company's NeoStationTM family of Windows-based terminals and related software allows users to utilize all of their existing computer systems and applications running on Windows platforms, UNIX, mainframes and minicomputers, and access them across a network. Unlike Java network computers, an alternative type of thin client, Neoware's products do not require customers to rewrite their applications in the Java language or to use Java emulators to access their existing systems. Unlike personal computers, the Company's products are designed primarily to run applications on a server, not on the desktop. This offers a number of significant advantages compared to an architecture based upon personal computers. Windows-based terminals and thin clients such as the Company's NeoStation line of products are designed to be easier to install, maintain and administer than traditional personal computers. Such lower administration costs are designed to lower the total cost of ownership of systems utilizing the Company's products when compared to personal computers.

         Prior to focusing on the Windows-based terminal market, the Company produced a line of network computers which offered similar capabilities. The Company's network computer product line was introduced in June 1996. Prior to the introduction of its line of network computers, the Company manufactured and marketed a family of X Window terminals which were targeted primarily at the UNIX market. The X terminal product line was designed around industry standards and allowed users to access multiple forms of information simultaneously, using the industry standard X protocol and industry standard networking interfaces.

         On March 2, 1995, Human Designed Systems, Inc. ("HDS") was merged into a wholly-owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, all of the outstanding shares of HDS were converted into the right to receive a total of 2,810,000 shares of the Company's Common Stock, 618,200 redeemable common stock purchase warrants and $5,500,000 in cash, in accordance with the exchange ratios set forth in the Merger Agreement. Upon completion of the Merger, the former shareholders of HDS owned approximately 50.1% of the outstanding Common Stock of the Company. At the time of the Merger, the Company changed its name to HDS Network Systems, Inc. In April 1996, HDS was merged into the Company.

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

         In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the computer services field, including information technology staffing companies and client-server consulting companies. During fiscal 1997, ITC entered into definitive agreements to acquire Global Consulting Group and The Reohr Group, Inc., subject to consummation by ITC of a public offering of its stock. In October 1997, ITC merged with The Reohr Group, Inc. and Global Consulting Group. The Company, as the sole stockholder of ITC, received stock of the surviving entity representing approximately 2% ownership of the entity after the merger. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to complete these transactions.

         In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT acquired and further developed a software product, SmartBridge(TM), which utilizes the "intelligent bridging" approach to upgrading programs and data for Year 2000 compliance.

         The Company entered into an agreement effective January 1, 1998 which reduced the Company's ownership position in Bridging Data Technology, Inc. and eliminated the Company's requirement to fund future operations. In addition, effective March 31, 1998, the Company wrote off the full amount of its investment in BDT. The write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur in the near future. Future cash distributions, if any, from BDT will be recorded as income in the period during which the transaction occurs. Expenses related to BDT, including the investment write-off, have been reclassified as expenses of BDT venture in the Consolidated Financial Statements included under Item 8. herein.

         In June 1998, the Company entered into a joint marketing and development agreement and an equity purchase agreement with Motorola, Inc., under which Motorola purchased approximately 6% of the Company's outstanding Common Stock. Under the joint marketing and development agreement, the two companies agreed to collaborate on technology for the Windows-based terminal market, and to jointly promote this technology to OEM customers. Although the Company believes that its agreements with Motorola allow it to compete more effectively in the market for customers who wish to create Windows-based terminals under their own brand names, there can be no assurance that the Company will generate significant revenue from this agreement.


Product Strategy

         The Company's objective is to establish and maintain a leadership position in the emerging market for Windows-based terminals and thin clients. The Company has invested significant resources in sales and marketing and research and development in the current and prior years to bring its new product families to market. The Company's Windows-based terminal and thin client products incorporate the following elements:

     o A choice of operating environments. The Company's products are designed to run both its netOS operating environment and Microsoft's Windows(R)CE. The Company has announced its intention to license the Windows CE operating system from Microsoft, although it has not yet finalized an agreement with Microsoft to permit this. Until such a license agreement is signed there can be no assurance that the Company will be successful in entering into an agreement with Microsoft to permit the Company to offer Windows CE with its products. During the current and prior years, the Company developed and enhanced netOS , a set of cross-platform software tools for Windows-based terminals and thin clients based on industry standard protocols and technologies. The Company's netOS allows users to utilize a wide variety of operating systems and access applications and information on multiple platforms, including Windows(R)95, Windows(R)NT, Windows 3.1, UNIX(TM), mainframe and midrange computers, the Internet and Java(TM). The Company intends to offer both environments on its hardware products in order to give its customers a high level of flexibility.

     o Cost-effective, High-Performance Windows-based terminal and thin client products. The Company's primary products, the NeoStation 200 family, are based upon a highly integrated line of microprocessors from Motorola. The Company believes that this line of microprocessors offers it a very cost effective hardware platform, especially compared to personal computers. The primary microprocessor used in the Company's products, the Motorola MPC 8XX, includes a number of important components built into the processor that required additional components on the Company's older products. This integration reduces the cost of the Company's products and makes them easier to produce. The NeoStation family is offered in a very small enclosure that is approximately the size of a hardcover book. As a result, it takes up significantly less space than a personal computer, although it offers similar capabilities when connected to a server. The Company's products are designed to operate in network environments, and include an Ethernet connection, serial ports, and connections for printers and monitors. The Company also produces older products utilizing microprocessors from other companies.

     o Focus on central administration and lower total cost of ownership. The Company's products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize the Company's products typically run applications and store files on a server, not on the desktop as with a personal computer. This makes administration of networks of the Company's products much simpler than administration of personal computer networks, since administration takes place at a small number of servers. Additionally, the Company includes certain software capabilities in its products that make them easier to update and administer centrally.

     o Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including operating systems, windowing and networking software, applications software development, graphics acceleration, multimedia design and compression algorithms.

     o Low-Cost Design and Manufacturing. The Company plans, implements and manages the manufacturing of its products to take advantage of industry-standard components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of products quickly to meet customer demand. The Company can add to its manufacturing capabilities by outsourcing some or all of its production to contract manufacturing companies.

     o Modularity and Use of Standard Peripherals. The Company's line of thin clients and Windows-based terminals are designed to be compatible with a wide range of standard off-the-shelf peripherals, including keyboards and monitors, PC card flash and network cards.

Customers

         The Company's customers span a wide range of industries, including aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications. The Company's products have been adopted by such customers as 1-800-Flowers, IBM, Intel Corporation, Arrow Electronics, and Hollywood Video.

         Net revenues from International Business Machines Corporation ("IBM") represented 15%, 15% and 27% of total net revenues for fiscal 1998, 1997 and 1996, respectively. Net revenues from Intel Corporation represented 14%, 25% and 16% of total net revenues for fiscal 1998, 1997 and 1996, respectively. Sales to IBM and Intel declined significantly during the last six months of fiscal 1998, as a result of completing delivery of product under existing purchase orders. Revenues to these two customers are expected to remain at this reduced level for the foreseeable future.

Product Development

         The Company believes that its ability to expand the market for its Windows-based terminal products will depend in large part upon its ability to develop enhancements to the Windows CE environment, enhance its netOS software, and continue to develop new products which incorporate the latest improvements in performance, capability and manageability. Accordingly, the Company is committed to investing significant resources in software and hardware development activities. During fiscal 1998, 1997 and 1996 the Company's expenditures for research and development totaled $1,443,720; $1,071,991 and $585,770, respectively.

         The Company's current research and development programs include:

          o Development of enhancements to the Windows CE environment that make it more manageable in enterprise environments and allow users to connect to a variety of enterprise systems.

          o Development of enhanced connectivity to Windows application servers.

          o Development of lower cost and higher performance versions of its hardware products.

         There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

         The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's Windows-based terminal products, maintain the Company's position as a recognized innovator in the Windows-based terminal industry and differentiate the Company's products from other thin clients and personal computers. The Company's marketing activities include participation in trade shows and conferences, advertising and press relations with leading trade publications and the publication of technical articles.

         The Company's products have won numerous awards in the thin client and Windows-based terminal market, including "Best Windows-based Terminal" from Network Computing, "Editor's Choice" from PC Magazine, "Byte Best" from Byte Magazine, "Editors' Choice" from Network Computing Magazine, "Top of the World" from SCO World, "Crossroads A-List" from Open Systems Advisors, "Best Buy" from PC Dealer, "Gold Award for Excellence" from Computing Magazine, "Five Stars for Features and Overall Performance" from PC Pro, "Best Buy" from PC Week UK, "5-Star PC Digest Recommends" from PC Digest and "Best Buy" from Network Solutions.

         The Company distributes its products in North America through direct sales to end user customers, through resellers and through systems integration partners. The timing of sales to the Company's customers and the continued evolution of the market for Windows-based terminals will impact the Company's future operating results.

         The Company utilizes distributors for its products throughout the world, including relationships with distributors in the United Kingdom, France, Scandinavia, Germany, Switzerland, Italy, Spain, Russia, Israel, Australia, and India. Foreign revenues, which accounted for approximately 20%, 22%, and 3% of net revenues, respectively, in fiscal 1998, 1997, and 1996, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

Service and Support

         The Company believes that its ability to provide service and support is an important element in the marketing of its products. The Company maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support specialists not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist in increasing the efficiency and productivity of their systems. The Company provides system level hardware support through its factory-based technical maintenance organization and primarily through contracted field system engineers.

         The Company typically warrants its products against defects in materials and workmanship for one year after purchase by the end user, and offers an extended warranty of up to an additional two years. To date, the Company has not encountered any material product maintenance problems.

Competition

         The desktop computer market is characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from suppliers of workstations and personal computers, as well as providers and prospective providers of Windows-based terminals, thin clients and network computers.

         Competitive thin client products are offered by a number of established computer manufacturers, including IBM, Sun Microsystems, Inc. ("Sun"), Wyse Technology, Network Computing Devices, and Boundless Technologies. Each of these companies has substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company believes that the principal competitive factors among thin client suppliers include breadth of product line, product price/performance, capabilities of the products, software features, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to all of these factors except market presence. Workstation and personal computer manufacturers who also offer thin client products may have advantages over independent thin client vendors, including the Company, based on their ability to "bundle" their thin clients, workstations and personal computers in certain large system sales. The Company anticipates increased competition from these system suppliers as the thin client market evolves and also expects that other established domestic and foreign computer equipment manufacturers may enter the thin client market.

         The Company, as well as other manufacturers of thin clients, also faces competition from established computer manufacturers whose personal computer products offer alternatives to thin clients for most applications. Thin clients compete with personal computers offered by such manufacturers as Dell, IBM, Gateway, Compaq and Hewlett Packard. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as Windows-based terminals. As the cost of personal computers declines, the difference in cost between thin clients and personal computers may continue to decline. Thin clients compete favorably on a price/performance basis with personal computer networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by thin client manufacturers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the thin client market evolves and competition increases.

         At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's network computers, but are still appealing to certain price sensitive customers. The Company believes that thin clients will become increasingly competitive with ASCII and 3270 terminal systems.


Manufacturing and Suppliers

         The Company's production activities are conducted at its King of Prussia, Pennsylvania facility. These operations consist primarily of final assembly, configuration, testing and quality control of material components, sub-assemblies and systems. The Company utilizes an automated manufacturing control system which integrates purchasing, inventory control and cost accounting. The Company tests each thin client in a network environment prior to shipment. In addition, the Company maintains an approved vendor list and control of engineering changes of parts and components. Incoming material is inspected for conformance with the Company's specifications. The Company conducts regular on-site inspection at its vendors' facilities to maintain quality control.

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

         Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach by the Company. The Company has licensed technology from Citrix Systems, Inc., Spyglass, Inc. and Network Computer, Inc. (formerly Navio Communications, Inc.). In addition to these licensing agreements, the Company holds a license agreement with the Open Software Foundation (OSF), and various other licenses which it does not consider to be material.

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

Employees

         As of June 30, 1998, the Company had 71 employees and initiated a workforce reduction. As of August 31, 1998, the Company had 57 full time employees and one part-time employee.


ITEM 2.  PROPERTIES.

         The Company's principal administrative, marketing, manufacturing and research and development operations are located in King of Prussia, Pennsylvania. The facility consists of approximately 22,000 square feet under a lease which expires in 2001. The annual gross rent for the facility currently approximates $92,100. The Company believes that its facilities are adequate for its present requirements, and that suitable additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 11, 1998, a complaint entitled Cerrato, Inc. v. Neoware Systems, Inc., 98 Civ. 1748 (JSM), was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO. The Complaint asserts claims under ss. 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the company and a spin-off. A First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998. Defendants' time to respond to the FAC has not yet expired nor has lead plaintiff been appointed by the court.

         Thereafter four separate purported securities class actions: Galitzer
v. Neoware Systems, Inc., 98CV2582 (BWK), Pollison v. Neoware Systems, Inc., 98CV2879 (BWK), Tuchman v. Neoware Systems, Inc., 98CV2868 (BWK), and Grubin v. Neoware Systems, Inc., 98CV3651 (BWK), were filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania actions"). The Pennsylvania actions name some of the same individual defendants as the FAC, as well as certain additional directors and officers, and alleges violations of ss.ss. 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on factual allegations similar to those added to the New York action in the FAC on behalf of a purported class of purchasers of the Company's securities between October 30, 1997 and April 30, 1998. The Pennsylvania actions have been consolidated under the heading In re Neoware Systems, Inc. Securities Litigations, Master File No. 98-CV-2582 and lead co-plaintiffs have been appointed. Defendants' time to respond to the Pennsylvania actions has not yet expired.

         The Company disputes the validity of these claims and intends to defend the cases vigorously.

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

         Management does not anticipate that resolution of the pending litigation, either separately or in the aggregate, will have a material effect on the Company's financial position or results of operations. This is a forward-looking assessment, which may change as the cases develop. While management may reassess this from time to time, it does not undertake to do so on any regular basis.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Common Stock and the Warrants are traded on the NASDAQ National Market. Prior to August 1, 1997, the Common Stock and the Warrants traded under the symbols HDSX and HDSXW, respectively. On August 1, 1997, the Company's Common Stock and the Warrants began trading under the symbols NWRE and NWREW, respectively. The following table sets forth the high and low closing bid quotations for the periods indicated.

                                        Common Stock                          Warrants
                                        ------------                          --------
1998                                High              Low              High              Low
----                                ----              ---              ----              ---
First Quarter...................    6 13/16           4 1/16           2 5/16            1 9/32
Second Quarter..................    5 1/16            2 1/8            1 3/4             1/2
Third Quarter...................    3                 2 1/4            3/4               5/16
Fourth Quarter..................    5 1/16            1 3/4            1 3/16            3/8

                                        Common Stock                          Warrants
                                        ------------                          --------
1997                                High              Low              High              Low
----                                ----              ---              ----              ---
First Quarter...................    9                 6 3/8            3 5/8             2 1/4
Second Quarter..................    8 7/8             6 7/8            3 1/2             2 11/32
Third Quarter...................    9 1/2             5 1/2            3 7/8             1 3/4
Fourth Quarter..................    7 7/8             4 5/16           2 15/16           1 3/8


         The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

         There were approximately 49 holders of record of Common Stock as of September 18, 1998. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

         On June 30, 1998, the Company sold 396,226 shares of the Company's Common Stock to Motorola for an aggregate purchase price of $1,000,000. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") under Section 4(2) thereof. The shares were acquired for investment and not with a view to the distribution thereof by an institutional investor which has access to information respecting the Company and its business.

         During April 1998, the Company issued 100,000 shares of the Company's Common Stock in exchange for Unit Purchase Options to acquire 540,495 Units at an exercise price of $2.44 per Unit, each Unit consisting of one share of the Company's Common Stock and two common stock purchase warrants. The Unit Purchase Options had been issued in connection with the Company's initial public offering in March 1993. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

         In January 1998, in connection with consulting services to be provided to the Company by a financial consultant, the Company granted to the consultant warrants to purchase 300,000 shares of the Company's Common Stock at exercise prices ranging from $3.00 to $7.00 per share until January 2001, subject to certain conditions and to adjustment under certain conditions. The warrants were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) thereof. The warrants were acquired for investment and not with a view to the distribution thereof by an accredited investor which had access to information respecting the Company and its business.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data with respect to the Company for the periods indicated. The data below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company together with the related notes thereto included elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Upon the consummation of the Merger, the Company changed its fiscal year for accounting and reporting purposes to June 30.


                                                                           Year Ended June 30,
                                       ---------------------------------------------------------------------------------------
                                              1998              1997             1996              1995              1994
                                              ----              ----             ----              ----              ----
STATEMENT OF OPERATIONS DATA:
Net revenues                            $    19,976,423   $    25,467,487   $    20,819,444  $    21,841,229   $    19,495,642
                                        ---------------   ---------------   ---------------  ---------------   ---------------
Gross profit                                  3,637,368         8,393,642         5,115,850        4,990,123         3,596,141
Operating expenses                            9,389,393         7,942,846         4,390,344        2,680,209         2,742,126
                                        ---------------   ---------------   ---------------  ---------------   ---------------
Operating (loss) income                      (5,752,025)          450,796           725,506        2,309,914           854,015
Interest (expense) income, net                 (338,354)           69,224           220,277          (23,239)         (161,012)
                                        ----------------  ---------------   ---------------  ----------------  ----------------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting for income taxes             (6,090,379)          520,020           945,783        2,286,675           693,003
Income taxes                                 (1,121,554)          182,791           322,898          843,405           319,561
Cumulative effect of change in
  accounting for income taxes (1)                    --                --                --               --            81,023
                                        ---------------   ----------------  --------------------------------   ---------------
Net (loss) income                       $    (4,968,825)  $       337,229   $       622,885  $     1,443,270   $       454,465
                                        ===============   ================  ===============  ===============   ===============

Basic earnings per share                $         (0.86)  $          0.06   $          0.11  $          0.42   $          0.19
Diluted earnings per share              $         (0.86)  $          0.05   $          0.10  $          0.39   $          0.16
Weighted average number of shares
  used in basic earnings per share
  computation (2)                             5,784,366         5,712,309         5,612,386        3,456,990         2,399,844
Weighted average number of shares used
  in diluted earnings per share
  computation (2)                             5,784,366         7,132,898         6,069,012        3,747,633         2,809,983

BALANCE SHEET DATA:

Current assets                          $    10,861,643   $    16,002,051   $    11,165,185  $    12,373,592   $     6,474,654
Current liabilities                           6,180,319         7,555,703         2,449,010        4,554,720         4,971,611
Working capital                               4,681,324         8,446,348         8,716,175        7,818,872         1,503,043
Total assets                                 13,021,393        18,327,115        12,023,903       13,161,155         6,920,222
Long-term debt excluding current
  portion                                            --               --              3,733            9,293           388,119
Stockholders' equity                          6,841,074        10,771,412         9,481,890        8,494,565         1,503,190



------------------

  (1) Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and reported the cumulative effect of the change in accounting in fiscal 1994. Prior to fiscal 1994, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

  (2) Weighted average number of shares in fiscal 1994 reflects the number of equivalent shares of Common Stock received by the shareholders of HDS in connection with the Merger with the Company on March 2, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

         The Company designs, manufactures and markets a family of Windows-based terminals and thin client computers that allow users to access Windows-based applications from a multi-user Windows NT server, plus connect to mainframes, minicomputers and the Internet. The Company's NeoStation family of Windows-based terminals and related software allows users to utilize substantially all of their existing computer systems and applications running on Windows platforms, UNIX, mainframes and minicomputers, and access them across a network.

         Prior to focusing on the Windows-based terminal market, the Company produced a line of network computers which offered similar capabilities but without the same level of focus on Windows-based environments. The Company's network computer product line was introduced in June 1996. Prior to the introduction of its line of network computers, the Company manufactured and marketed a family of desktop computing devices, including multimedia-capable X Window terminals.

         The Company's current strategy is to become a leader in the emerging market for Windows-based terminals and thin clients. The Company sells its products in North America directly to end users and through resellers, system integrators and OEMs. International sales are generally made through distributors.

Results of Operations

         The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                                                 Year Ended June 30,
                                                   -----------------------------------------------------
                                                     1998                   1997                  1996
                                                   -------                -------                -------

Gross profit                                         18.2%                  33.0%                  24.6%
Operating expenses:
     Sales and Marketing                             22.4                   17.0                   11.3
     Research and Development                         7.2                    4.2                    2.8
     General and administrative                      13.3                    8.6                    7.0
     Restructuring charge                             1.0                   --                     --
     Bridging Data Technology venture                 3.1                    1.4                   --
                                                   -------                -------                -------
Operating (loss) income                             (28.8)                   1.8                    3.5
Interest (expense) income                            (1.7)                   0.2                    1.0
(Loss) income before taxes                          (30.5)                   2.0                    4.5
Income tax (benefit) expense                         (5.6)                   0.7                    1.5
                                                   -------                -------                -------
Net (loss) income                                   (24.9)%                  1.3%                   3.0%
                                                   =======                =======                =======


Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

         For the year ended June 30, 1998, net revenues decreased by 21.6% to $19,976,423 from $25,467,487 for the prior fiscal year. The Company's net revenues for the current year primarily represent a transition from its line of network computers and X Window terminals to its new NeoStation family of Windows-based terminals which were introduced in December 1997. Net revenues for the year ended June 30, 1997 represent shipments of the Company's network computer product line and revenues earned from licensing agreements for its netOS system software. The decrease in net revenues was attributable to the aforementioned transition to the NeoStation family of products which have lower selling prices than older products, and the delay in the full scale implementation of thin client computers by corporate customers as they awaited the deployment of Windows Terminal Server from Microsoft. In addition, sales to two of the Company's major customers declined significantly during the last six months of fiscal 1998, as a result of completing delivery of product under existing purchase orders. Revenues to such customers are expected to remain at this reduced level for the foreseeable future. The Company is subject to significant variances in its operating results because of the fluctuations in the timing of the receipt of large orders.

         The Company's gross profit as a percentage of net revenues decreased to 18.2% for the year ended June 30, 1998 from 33.0% for the prior fiscal year. The decrease was primarily attributable to the write-down of certain software licenses, a charge for a reduction in the carrying value of inventory, higher fixed overhead as a percentage of sales and the impact of reduced selling prices. The reduced gross profit was also attributable to the Company deriving substantially less revenue from software licensing as well as an increase in the percentage of sales through third party sales channels and reduced sales to two of its major customers. The Company anticipates that gross margins will vary from quarter to quarter depending on the source of the Company's business, including the percentage of revenue derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

         Operating expenses for the year ended June 30, 1998 were $9,389,393, an increase from operating expenses of $7,942,846 in the prior fiscal year. Sales and marketing expenses increased by $151,449 to $4,484,289 for the year ended June 30, 1998 as compared to $4,332,840 in fiscal 1997. The increase reflects the cost of additions to the Company's sales and technical staff offset by reduced expenditures for advertising expense. Research and development expenses for the year ended June 30, 1998 increased by 34.7%, or $371,729, to $1,443,720 from $1,071,991 in the prior year which reflects the Company's commitment to developing, adapting or acquiring technologies that will expand the market for its current and future products. The increase in general and administrative expenses to $2,649,800 for the year ended June 30, 1998 from $2,172,886 in the prior year reflects the addition of the Company's Chief Executive Officer and MIS staff and legal costs incurred in connection with the shareholder suit and other litigation. These amounts were partially offset by the reimbursement of expenses related to the Company's former subsidiary, Information Technology Consulting, Inc. The restructuring charge incurred in fiscal 1998 is primarily related to a reduction in the Company's workforce in the United States and the United Kingdom.

         The Company entered into an agreement effective January 1, 1998 which reduced the Company's ownership position in Bridging Data Technology, Inc. ("BDT") and eliminated the Company's requirement to fund future operations. In addition, effective March 31, 1998, the Company wrote off the full amount of its investment in BDT. The write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur. Future cash distributions to the Company from BDT, if any, will be recorded as income in the period during which the transaction occurs. Expenses related to BDT including the investment write-off, have been reclassified as expenses of BDT venture in the Company's Consolidated Financial Statements included under Item 8. hereof.

         The increase in net interest expense to $338,354 for the year ended June 30, 1998 from net interest income of $69,224 for the prior year reflects the increase in average line of credit borrowings during fiscal 1998 needed to finance the losses from operations and higher inventory and accounts receivable balances during much of the year.

         The effective income tax rates were approximately 18.4% as compared to 35.2% in the prior fiscal year. The reduced rate during the year ended June 30, 1998 reflects the recording of a valuation reserve of $679,749 against deferred tax assets.

         For the year ended June 30, 1998, the Company incurred a net loss of $4,968,825 as compared to net income of $337,229 for the prior year. The net loss resulted from decreased revenues, increased cost of sales and operating expenses during the period, as well as increased net interest expense, which was partially offset by the reimbursement of expenses related to the Company's former subsidiary, Information Technology Consulting, Inc.

Year Ended June 30, 1997 Compared to Year Ended June 30, 1996

         For the year ended June 30, 1997, net revenues increased by 22.3% to $25,467,487 from $20,819,444 for the prior fiscal year. The Company's net revenues for the current year primarily represent shipments of its line of network computers, which was introduced at the end of June 1996, and revenues earned from licensing agreements for its netOS software. Net revenues for the year ended June 30, 1996 represent shipments of the Company's X terminal product line, which the Company marketed and manufactured prior to the introduction of its network computers. The Company is subject to significant variances in its operating results because of the fluctuations in the timing of the receipt of large orders.

         The Company's gross profit as a percentage of net revenues increased to 33.0% for the year ended June 30, 1997 from 24.6% for the prior fiscal year. The improvement was a result of achieving higher gross margins on the network computer product line, despite comparatively lower selling prices, and from the addition of software licensing revenues. The Company anticipates that gross margins will vary from quarter to quarter depending on the source of the Company's business, including the percentage of revenue derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

         Operating expenses for the year ended June 30, 1997 were $7,942,846, an increase from operating expenses of $4,390,344 in the prior fiscal year. Sales and marketing expenses increased by $1,980,742 to $4,332,840 for the year ended June 30, 1997 as compared to $2,352,098. These increases were the result of significantly increasing the Company's sales and marketing staff, including opening new sales offices in the United States and in Europe, and increased expenditures for advertising and public relations. Research and development expenses for the year ended June 30, 1997 increased by 83%, or $486,221, to $1,071,991 from $585,770 in the prior year as the Company expanded its investment in engineering resources to develop, adapt or acquire technologies complementary to its current business that will expand the market for its current and future products. General and administrative expenses increased to $2,172,886 for the year ended June 30, 1997 from $1,452,476 in the prior year due to an increase in corporate staff relating to the formation of the Company's Information Technology Consulting subsidiary and expenses relating to the recruitment of the Company's new Chief Executive Officer. The increase in operating expenses was also attributable to costs related to BDT.

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

Liquidity and Capital Resources

         At June 30, 1998, the Company had net working capital of $4,681,324 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity included approximately $1,303,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, of which $1,926,000 was available as of June 30, 1998. The bank line of credit, which is subject to annual renewal, expires on November 30, 1998. Management is currently negotiating an extension of its credit facility; however, there is no assurance that management will be successful in negotiating terms and conditions as favorable as its current line of credit facility.

         Cash and cash equivalents decreased by $149,425 during the year ended June 30, 1998, primarily as a result of the operating loss, acquisition costs incurred in connection with the formation of the Company's subsidiary, ITC, for which the Company was reimbursed $300,000 in cash and a $700,000 note receivable, purchases of equipment, investment in purchased and capitalized software and a net decrease in accounts payable and accrued expenses which were partially offset by a decrease in accounts receivable and proceeds from the sale of common stock.

         The Company generated $347,386 in cash from operating activities in fiscal 1998 compared to using cash of approximately $3,397,512 during fiscal 1997. The increase in cash generated from operations during fiscal 1998 is primarily due to significant reductions in accounts receivable and inventories, which were partially offset by the net loss and a net decrease in accounts payable and accrued expenses. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

         Net cash of $786,195 was used in investing activities in fiscal 1998 primarily due to the capitalization of development costs related to new software products and enhancements to existing software products. Net cash of $1,813,601 was used in investing activities in fiscal 1997 due to the licensing of software from others and prepayment of royalties on such licensed software.

         The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility, possible new debt sources and the sale of its equity securities. In addition, the Company has recorded the benefit for its net operating loss carryback in the 1998 Statement of Operations and expects to recover approximately $1,122,000 of federal income taxes paid in prior years. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures through fiscal 1999. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.

Inflation

         The Company believes that inflation has not had a material effect on its sales and net revenues during the past three years.

Year 2000 Compliance

         The Company has made a preliminary evaluation of its Year 2000 exposures. The following areas were evaluated: internal management information and embedded systems, products, vendors and customers.

         The Company utilizes various computer software programs and systems as part of its internal management information systems which are primarily off-the-shelf products purchased from commercial sources with minor customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known defects in the software. All major systems have been reviewed for Year 2000 issues. The Company's financial accounting software is not Year 2000 compliant. An upgrade to the current software, which is Year 2000 compliant and will cost approximately $30,000 for the software and training, is scheduled for installation by June 30, 1999. The Company's engineering department utilizes UNIX based systems which are not Year 2000 compliant; however, the nature of the utilization is not date sensitive. The operating systems can be upgraded for less than $5,000 but the Company anticipates replacing the hardware and software as part of its annual management information systems expenditures. The Company is in the process of implementing a contact management and service data base software application which is Year 2000 compliant. Total cost is expected to be less than $15,000. All other significant internal systems are either compliant or not critical to ongoing operations. The Company does not utilize any significant systems with embedded technology.

         All of the Company's products sold after March 1997 were tested and found to be compliant with Year 2000.

         None of the Company's vendors provide more than 20% of the Company's annual raw material requirements and alternative sources are generally available. The Company will evaluate the Year 2000 readiness of its sole source vendors by June 30, 1999. Contingency plans will be developed to ensure continued supply in the event a vendor expects to incur difficulties achieving Year 2000 compliance. In addition, customers which represent more than 10% of the Company's annual revenues will be surveyed for compliance with Year 2000 by June 30, 1999 in an effort to identify possible interruptions to the Company's revenue streams. There can be no assurance that the Company will not be adversely affected by the failure of distributors, suppliers, customers and vendors with which it interacts to become Year 2000 compliant.

         The Company estimates the total cost to complete its Year 2000 evaluation and remediation, including normal planned system upgrades, of all internal systems will approximate $100,000. Funding for these costs is expected to be provided by cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Forward-Looking Statements

         Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other statements contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward looking statements. Forward looking statements include anticipated purchases by customers, future margins and margin trends, future revenues and operating losses and the Company's competitive position. The words "believe," "expect," "intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the ability of the Company to market its products with Motorola to OEM customers, market acceptance of products utilizing the Windows CE operating system, customers' acceptance of Neoware's line of thin clients and newly introduced options, pricing pressures, rapid technological changes in the industry, growth of the thin client computer market and increased competition. Additional factors which could affect the Company's actual results include, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

         The following individuals are the current executive officers of the
Company:

         Name                               Age               Position
         ----                               ---               --------
         Edward C. Callahan, Jr.            52                President and Chief Executive Officer

         Michael G. Kantrowitz              38                Executive Vice President

         Steven B. Ahlbom                   48                Vice President of Operations

         Edward M. Parks                    46                Vice President of Engineering

         Edward T. Lack, Jr.                42                Vice President of Finance and Administration


         Mr. Callahan has been President and Chief Executive Officer and a Director of the Company since June 1997. Prior to joining the Company, Mr. Callahan was President and Chief Operating Officer of Summa Four, Inc. of Manchester, NH, a provider of telecommunications switches, from June 1995 until November 1996. Beginning in 1985, Mr. Callahan also held various executive positions during a ten year tenure at Sun Microsystems Computer Corporation. He was most recently Vice President of Global Telecom and Cable; previously, he was Vice President of Strategic Accounts and Vice President of the Northeast Area.

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

         Mr. Lack has been Vice President of Finance and Administration since February 2, 1998. Prior to joining the Company, he served as Chief Financial Officer for Penn Warehousing and Distribution, Inc. during 1997. From 1994 until 1996, Mr. Lack served as Chief Financial Officer for Pilz America, Inc. From 1993 until 1994, Mr. Lack served as Corporate Controller for Ellis and Everard (U.S. Holdings), Inc. From 1989 until 1993, Mr. Lack held various management positions with Computone Corporation. Prior to that, Mr. Lack was employed by Price Waterhouse from 1978 through 1989 in various positions, with the latest position being Senior Manager, Accounting and Auditing.

         All officers of the Company are appointed annually by the Company's Board and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the section entitled

"Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

         See Index to Financial Statements at page F-1.

Financial Statement Schedules

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

3.1      Certificate of Incorporation (2 3.1(1)

3.2      Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3      By-laws (Exhibit 3.2)(1)

3.4      Amendment to By-laws, dated July 20, 1995

4.1      Form of Warrant Certificate (Exhibit 4.2)(2)

4.2 Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (Exhibit 4.4)(3)

4.3 Warrant Agreement, dated March 2, 1995, between Continental Stock Transfer & Trust Company and the Registrant (Exhibit 4.5)(2)

4.4* Line of Credit Agreement from First Union National Bank (formerly CoreStates Bank, N.A.) to the Registrant, dated February 17, 1998.

4.5* Common Stock Purchase Warrants held by Kirlin Holding Corp. and two related persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Common Stock Purchase Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants, held by such related persons are not being filed).

10.1 Letter Agreement between Safeguard Scientifics, Inc. and Registrant (Exhibit 10.5)(3)

10.2     Lease between the Registrant and GBF Partners, as amended (Exhibit
         10.9)(4)

10.3+    1995 Stock Option Plan (Exhibit 10.9)(2)

10.4+    1995 Stock Option Plan (as amended on November 12, 1996)

10.5+ Employment Agreement, dated March 2, 1995, between the Registrant and Michael G. Kantrowitz (Exhibit 99.2)(5)

10.6+*   Letter agreement, dated May 29, 1997, between the Registrant and Edward
         C. Callahan, Jr.

10.7+* Employment Agreement, dated June 10, 1997, between the Registrant and Edward M. Parks.

21.*     Subsidiaries

23.*     Consent of Arthur Andersen LLP

----------
 *     Filed herewith.
 +     Management contract or arrangement.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-56834) filed with the SEC on February 11, 1993.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

(5) Filed as an Exhibit to Company's Current Report on Form 8-K dated March 2, 1995. Reports on Form 8-K.

         The following report on Form 8-K was filed during the last quarter of fiscal 1998:

       Report on Form 8-K dated April 3, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NEOWARE SYSTEMS, INC.

Date: September 28, 1998                   By: /s/ Edward  C. Callahan, Jr.
     -------------------                   -------------------------------------
                                           Edward C. Callahan, Jr.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  Each person in so signing also makes, constitutes and appoints Edward C. Callahan, President and Chief Executive Officer, Michael G. Kantrowitz, Executive Vice President and Edward T. Lack, Jr., Vice President-Finance and Administration, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

                  Signature                          Title                                Date
                  ---------                          -----                                ----
/s/ Arthur R. Spector                            Chairman of the Board                  September 28, 1998
-----------------------------------------
Arthur R. Spector

/s/ Edward C. Callahan, Jr.                      President, Chief Executive             September 28, 1998
-----------------------------------------        Officer and Director (Principal
Edward C. Callahan, Jr.                          Executive Officer)


/s/ Michael G. Kantrowitz                        Executive Vice President and           September 28, 1998
-----------------------------------------        Director
Michael G. Kantrowitz

/s/ Edward T. Lack, Jr.                          Vice President of Finance and          September 28, 1998
-----------------------------------------        Administration (Principal Financial
Edward T. Lack, Jr.                              Officer and Principal Accounting
                                                 Officer)


/s/ Howard L. Morgan                             Director                               September 28, 1998
-----------------------------------------
Howard L. Morgan

/s/ John Ryan                                    Director                               September 28, 1998
-----------------------------------------
John M. Ryan

/s/ Carl G. Sempier                              Director                               September 28, 1998
-----------------------------------------
Carl G. Sempier


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                         ----

Neoware Systems, Inc. and Subsidiaries
   Report of Independent Public Accountants                              F-2
   Consolidated Financial Statements--
       Consolidated Balance Sheets                                       F-3
       Consolidated Statements of Operations                             F-4
       Consolidated Statements of Stockholders' Equity                   F-5
       Consolidated Statements of Cash Flows                             F-6
       Notes to Consolidated Financial Statements                        F-7

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


                                                          /s/Arthur Andersen LLP


Philadelphia, Pa.,
   August 31, 1998

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                                 ---------------------------------
                                   ASSETS                                            1998                1997
                                   ------                                        -------------       -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $  1,302,984         $  1,452,409
   Accounts receivable, net of allowance for doubtful accounts of
     $168,710 and $124,086                                                          4,777,957            9,308,731
   Inventories                                                                      3,119,043            4,035,202
   Recoverable income taxes                                                         1,121,554                 --
   Prepaid expenses and other                                                         123,575              789,179
   Deferred income taxes                                                              416,530              416,530
                                                                                 ------------         ------------
                Total current assets                                               10,861,643           16,002,051

PROPERTY AND EQUIPMENT, net                                                           636,414              680,859

CAPITALIZED AND PURCHASED SOFTWARE, net                                               809,470            1,630,339

NOTE RECEIVABLE                                                                       700,000                 --

DEFERRED INCOME TAXES                                                                  13,866               13,866
                                                                                 ------------         ------------
                                                                                 $ 13,021,393         $ 18,327,115
                                                                                 ============         ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                $  3,074,000         $  3,071,000
   Accounts payable                                                                 1,834,400            3,796,549
   Accrued expenses                                                                 1,106,607              516,148
   Deferred revenue                                                                   165,312              172,006
                                                                                 ------------         ------------
                Total current liabilities                                           6,180,319            7,555,703
                                                                                 ------------         ------------


COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares authorized and none
     issued and outstanding                                                              --                   --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 6,264,158 and 5,760,820 shares issued and outstanding                  6,264                5,761
   Additional paid-in capital                                                      10,154,052            9,168,171
   Retained earnings (deficit)                                                     (3,301,874)           1,666,951
   Deferred compensation                                                              (17,368)             (69,471)
                                                                                 ------------         ------------
                Total stockholders' equity                                          6,841,074           10,771,412
                                                                                 ------------         ------------
                                                                                 $ 13,021,393         $ 18,327,115
                                                                                 ============         ============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended June 30,
                                                                       ----------------------------------------------------
                                                                             1998              1997              1996
                                                                       ---------------   ---------------   ---------------
 NET REVENUES                                                          $    19,976,423   $    25,467,487   $    20,819,444

 COST OF REVENUES                                                           16,339,055        17,073,845        15,703,594
                                                                       ---------------   ---------------   ---------------

             Gross profit                                                    3,637,368         8,393,642         5,115,850
                                                                       ---------------   ---------------   ---------------
 OPERATING EXPENSES:
    Sales and marketing                                                      4,484,289         4,332,840         2,352,098
    Research and development                                                 1,443,720         1,071,991           585,770
    General and administrative                                               2,649,800         2,172,886         1,452,476
    Restructuring charge                                                       198,105               --                --
    Bridging Data Technology venture                                           613,479           365,129               --
                                                                       ---------------   ---------------   --------------

             Total operating expenses                                        9,389,393         7,942,846         4,390,344
                                                                       ---------------   ---------------   ---------------

             Operating (loss)  income                                       (5,752,025)          450,796           725,506

 INTEREST (EXPENSE) INCOME, net                                               (338,354)           69,224           220,277
                                                                       ----------------  ---------------   ---------------

             (Loss) income before income taxes                              (6,090,379)          520,020           945,783

 INCOME TAX (BENEFIT) EXPENSE                                               (1,121,554)          182,791           322,898
                                                                       ----------------  ---------------   ---------------

 NET (LOSS) INCOME                                                     $    (4,968,825)  $       337,229   $       622,885
                                                                       ================  ===============   ===============

 BASIC EARNINGS PER SHARE                                              $          (.86)  $           .06   $           .11
                                                                       ================  ===============   ===============

 DILUTED EARNINGS PER SHARE                                            $          (.86)  $           .05   $           .10
                                                                       ================  ===============   ===============

 Weighted average number of shares used in basic
   earnings per share computation                                            5,784,366         5,712,309         5,612,386
                                                                       ===============   ===============   ===============
 Weighted average number of shares used in
   diluted earnings per share computation                                    5,784,366         7,132,898         6,069,012
                                                                       ===============   ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common Stock        Additional
                                                     -------------------      Paid-in       Retained      Deferred
                                                      Shares      Amount      Capital       Earnings    Compensation      Total
                                                     ---------   -------    ------------   -----------   ----------     -----------
BALANCE AT JUNE 30, 1995                             5,609,983   $ 5,610   $  7,955,796    $   706,837    $(173,678)     $8,494,565
   Tax benefit of acquired net operating loss
     carryforward                                         --        --          300,000           --           --           300,000
   Exercise of stock options                             9,612        10         12,327           --           --            12,337
   Amortization of deferred compensation                  --        --             --             --         52,103          52,103
   Net income                                             --        --             --          622,885         --           622,885
                                                    ----------   -------   ------------    -----------    ---------    ------------

BALANCE AT JUNE 30, 1996                             5,619,595     5,620      8,268,123      1,329,722     (121,575)      9,481,890
   Exercise of Common Stock warrants                    18,050        18         99,257           --           --            99,275
   Exercise of stock options                           123,175       123        733,655           --           --           733,778
   Tax benefit on options exercised                       --        --           67,136           --           --            67,136
   Amortization of deferred compensation                  --        --             --             --         52,104          52,104
   Net income                                             --        --             --          337,229         --           337,229
                                                    ----------   -------   ------------    -----------    ---------    ------------

BALANCE AT JUNE 30, 1997                             5,760,820     5,761      9,168,171      1,666,951      (69,471)     10,771,412
   Exercise of stock options                             7,112         7             (7)          --           --              --
   Unit Purchase Options exchanged for Common Stock    100,000       100           (100)          --           --              --
   Sale of Common Stock, net of expenses               396,226       396        985,988           --           --           986,384
   Amortization of deferred compensation                  --        --             --             --         52,103          52,103
   Net loss                                               --        --             --       (4,968,825)        --        (4,968,825)
                                                    ----------   -------   ------------    -----------    ---------    ------------

BALANCE AT JUNE 30, 1998                             6,264,158   $ 6,264   $ 10,154,052    $(3,301,874)   $ (17,368)   $  6,841,074
                                                    ==========   =======   ============    ===========    =========    ============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Year Ended June 30,
                                                                            ---------------------------------------------------
                                                                                  1998               1997               1996
                                                                              -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $(4,968,825)       $   337,229        $   622,885
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                                              881,295            361,121            357,878
       Amortization of deferred compensation                                       52,103             52,104             52,103
       Write-down of purchased software                                           610,984               --                 --
       Write-off investment in Bridging Data Technology                           159,231               --                 --
       Deferred income taxes                                                         --              (84,196)           (66,860)
   Changes in operating assets and liabilities-
     (Increase) decrease in:
       Accounts receivable                                                      4,530,774         (4,394,724)           850,669
       Inventories                                                                916,159         (1,680,948)          (138,239)
       Recoverable income taxes                                                (1,121,554)              --                 --
       Prepaid expenses and other                                                 665,603            (28,023)          (594,479)
     Increase (decrease) in:
       Accounts payable                                                        (1,962,149)         1,868,652           (869,755)
       Accrued expenses                                                           590,459            199,211            (83,637)
       Deferred revenue                                                            (6,694)           (27,938)            62,740
       Income taxes payable                                                          --                 --             (626,375)
                                                                              -----------        -----------        -----------
           Net cash provided by (used in)
             operating activities                                                 347,386         (3,397,512)          (433,070)
                                                                              -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                      (245,459)          (216,661)          (291,227)
   Redemption of short-term investments                                              --                 --            1,959,324
   Capitalized and purchased software                                            (540,736)        (1,596,940)          (137,806)
                                                                              -----------        -----------        -----------
           Net cash provided by
            (used in) investing activities                                       (786,195)        (1,813,601)         1,530,291
                                                                              -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayment of) line of credit                                      3,000          3,071,000           (589,000)
   Issuance of note receivable                                                   (700,000)              --                 --
   Sale of Common Stock                                                           986,384               --                 --
   Principal payments on long-term debt                                              --               (7,965)            (5,243)
   Exercise of stock options                                                         --              733,778             12,337
   Tax benefits on options exercised                                                 --               67,136               --
   Exercise of warrants                                                              --               99,275               --
                                                                              -----------        -----------        -----------
           Net cash provided by (used in)
             financing activities                                                 289,384          3,963,224           (581,906)
                                                                              -----------        -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (149,425)        (1,247,889)           515,315

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    1,452,409          2,700,298          2,184,983
                                                                              -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 1,302,984        $ 1,452,409        $ 2,700,298
                                                                              ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   OPERATING ACTIVITIES:
       Cash paid for income taxes                                             $    53,032        $    27,213        $ 1,026,500
       Cash paid for interest                                                     313,112             61,560             10,069

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   COMPANY BACKGROUND:

Neoware Systems, Inc. (the "Company"), formerly HDS Network Systems, Inc., designs, manufactures and markets a family of Windows-based terminals and thin client computers that allow users to access Windows-based applications from a multi-user Windows(R) NT server, plus connect to mainframes, minicomputers and the Internet. The Company's NeoStation(TM) family of Windows-based terminals and related software allows users to utilize all of their existing computer systems and applications running on Windows platforms, UNIX, mainframes and minicomputers, and access them across a network.

In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the computer services field, including information technology staffing companies and client-server consulting companies. In October 1997, ITC merged with The Reohr Group, Inc. ("Reohr") and Global Consulting Group. The Company, as the sole stockholder of ITC, received stock of the surviving entity representing approximately 2% ownership of the entity after the merger. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to complete these transactions. (see Note 5.)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 1998 and 1997 consist of money market funds.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the assets' carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

Property and Equipment

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

                     Computer equipment                             3-5 years
                     Office furniture and equipment                 5-7 years
                     Leasehold improvements                         Lease term
                     Other                                          3-5 years

Revenue Recognition

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by fiscal year-end were $814,120, $7,488,222 and $2,023,200 for the years ended June 30, 1998, 1997 and 1996, respectively. Accounts receivable relating to "bill and hold" transactions were $804,234 and $6,240,564 at June 30, 1998 and 1997, respectively. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Research and Development

Costs incurred in the development of new software products and enhancements to existing software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $351,136, $285,968,and $137,806 of software development cost and amortized $220,877, $147,977 and $134,795 in fiscal 1998, 1997 and 1996, respectively. Accumulated amortization was $316,352 and $753,280 at June 30, 1998 and 1997, respectively. The Company also enters into various licensing agreements which require up front cash payments and/or royalties based on unit sales. Such amounts are capitalized and amortized over the term of the license agreement or based on the units sold. The Company continually evaluates whether events and circumstances have occurred that indicate that unamortized product development costs may not be recoverable or that the amortization period should be revised. During fiscal 1998, the Company wrote down the carrying value of certain prepaid licenses, as such amounts were not deemed recoverable from future sales. The write-down which totaled $610,984 was charged against cost of revenues in the accompanying consolidated statements of operations.

Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For fiscal 1997 and 1996, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share included 1,420,589 and 456,626 shares, respectively, attributable to stock options and warrants. For the year ended June 30, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options and warrants to purchase 7,265,079 shares of Common Stock at prices ranging from $1.76 to $8.75 per share were outstanding at June 30, 1998. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the need to make additional disclosures under SFAS No. 131. However, this statement will not have any impact on the Company's reported consolidated financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the current year presentation.

3.   MAJOR CUSTOMERS AND FOREIGN REVENUES:

Net revenues from two customers represented 15% and 14% of total net revenues in fiscal 1998, 15% and 25%of total net revenues in fiscal 1997 and 27% and 16% of total net revenues in fiscal 1996. Revenues from one of the significant customers in fiscal 1997 and 1996 were under subcontracts for systems integration contracts for major U.S. government procurements. At June 30, 1998 and 1997, the Company had total receivables from the two major customers of approximately $1,672,000 and $5,937,000, respectively.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 1998, 1997 and 1996 were approximately 20%, 22% and 3%, respectively, and were transacted in US dollars.

4.       CONSOLIDATED BALANCE SHEET COMPONENTS:

Inventories consist of the following:

                                                                                 June 30,
                                                                    ---------------------------------
                                                                         1998             1997
                                                                     -------------     -------------
         Purchased components and subassemblies                      $   1,599,136     $   1,566,161
         Work-in-process                                                   283,587           301,565
         Finished goods                                                  1,236,320         2,167,476
                                                                     -------------     -------------

                                                                     $   3,119,043     $   4,035,202
                                                                     =============     =============

Property and equipment consist of the following:

                                                                                 June 30,
                                                                    ---------------------------------
                                                                         1998             1997
                                                                     -------------     -------------
         Computer equipment                                          $     922,621     $     749,082
         Office furniture and equipment                                    342,208           318,989
         Leasehold improvements                                            362,518           357,053
         Other                                                             121,921           127,712
                                                                     -------------     -------------
                                                                         1,749,268         1,552,836
         Less- Accumulated depreciation and amortization                (1,112,854)         (871,977)
                                                                     --------------    --------------
                                                                     $     636,414     $     680,859
                                                                     =============     =============

5.    NOTE RECEIVABLE:

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Reohr in exchange for a 2% stock interest in Reohr and the reimbursement of $1,000,000 of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note which is due on the earlier of three years or upon the completion of the initial public offering of Reohr. The note bears interest at 8% per annum. Of the total reimbursement, $292,000 was offset against general and administrative expenses during fiscal 1998 for costs previously incurred and charged to expense.

6.   LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with a bank which expires on November 30, 1998, subject to annual renewal. Borrowings under the line bear interest at the bank's prime rate (8.5% at June 30, 1998). At June 30, 1998, there was $1,926,000 available for borrowing under the line. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined. The maximum amount borrowed under the line of credit was $5,000,000 in fiscal 1998, $3,071,000 in fiscal 1997 and $1,206,000 in fiscal
1996. The average amounts outstanding were $3,434,000, $997,269 and $247,917 in fiscal 1998, 1997 and 1996,respectively, and the weighted average interest rate during such years was 8.5%, 6.2% and 8.69%, respectively.

7.   INCOME TAXES:

The components of income taxes are as follows:

                                                    For the Year Ended June 30,
                                         ------------------------------------------------
                                               1998             1997              1996
                                         -------------    -------------     -------------
         Current-
             Federal                       $(1,121,554)   $     258,515     $     377,528
             State                                 --             8,472            12,230
                                         -------------    -------------     -------------
                                            (1,121,554)         266,987           389,758
                                         --------------   -------------     -------------

         Deferred-
             Federal                               --           (70,725)          (57,551)
             State                                 --           (13,471)           (9,309)
                                         -------------    --------------    --------------
                                                   --           (84,196)          (66,860)
                                         -------------    --------------    --------------
                                         $  (1,121,554)   $     182,791     $     322,898
                                         ==============   =============     =============

The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                                                    For the Year Ended June 30,
                                         ------------------------------------------------
                                               1998             1997              1996
                                         -------------    -------------     -------------
         Federal statutory rate                34.0%            34.0%             34.0%
         State income taxes, net                 --              0.8               0.8
         Expenses not deductible
             for tax                            0.1              0.2               0.4
         Valuation allowance                  (11.2)              --                --
         Other                                 (4.5)             0.2              (1.1)
                                         ------------     ------------      -----------

                                               18.4%            35.2%             34.1%
                                         ------------     -----------       -----------




Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred taxes are comprised of the following:

                                                               June 30,
                                                       ----------------------
                                                          1998         1997
                                                       ----------   ---------
Gross current deferred income tax asset                $1,016,787   $ 543,852
Gross current deferred income tax liability              (106,133)   (127,322)
                                                       -----------  ----------
         Total current deferred tax asset                 910,654     416,530
                                                       ----------   ---------

Gross non-current deferred income tax asset               386,657     144,226
Gross non-current deferred income tax liability          (187,166)   (130,360)
                                                       ----------   ---------
         Total non-current deferred tax asset             199,491      13,866
                                                       ----------   ---------
Valuation allowance                                      (679,749)         --
                                                       ----------   ---------
Net deferred tax asset                                 $  430,396   $ 430,396
                                                       ==========   =========

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                June 30,
                                                          ---------------------
                                                            1998         1997
                                                          ---------   ---------
Net operating loss carryforwards                          $ 865,533   $ 444,426
Expenses not currently deductible for tax purposes          472,613     175,710
Deferred revenue                                             65,298      67,942
Basis difference in property and equipment  and
capitalized software                                       (187,166)   (130,360)
Capitalized inventory costs                                (106,133)   (127,322)
Valuation allowance                                        (679,749)         --
                                                          ---------   ---------
Net deferred tax asset                                    $ 430,396   $ 430,396
                                                          =========   =========

In fiscal 1996, the Company recognized a $300,000 income tax benefit from a net operating loss carryforward of Information Systems Acquisition Corp. ("ISAC"), an entity with which the Company merged in March 1995. The income tax benefit was recorded as a deferred tax asset and an increase in additional paid-in capital.

8.   STOCK OPTIONS AND WARRANTS:

The Company has a stock option plan (the "Plan") for employees and directors. The Company is authorized to issue options for the purchase of up to 1,500,000 shares of Common Stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options vest and become exercisable ratably six months and one year from the date of grant. All options expire five years from the grant date. As of June 30, 1998, the Company had options outstanding under the Plan for the purchase of 1,253,125 shares of Common Stock at prices ranging from $2.44 to $8.75 per share. Options to purchase 219,625 shares of Common Stock were vested at June 30, 1998.

In November 1994, a stock option to purchase 20,000 shares of Common stock of HDS at $2.50 per share was granted, which has been exchanged in connection with the merger with ISAC (see Note 7) into an option to purchase 28,448 shares of Common Stock of the Company at $1.76 per share. Deferred compensation of $191,046 was recorded for the difference between the exercise price and merger consideration, and is being amortized over the option vesting period. As of June 30, 1998, the options outstanding under this grant were for 7,112 shares, none of which were vested.

After giving effect to the merger with ISAC discussed in Note 7, there are 5,704,842 warrants outstanding to purchase Common Stock at $5.50 per share. The warrants are exercisable over seven years and expire in March 2000 through March 2002. The warrants will be redeemable at a price of $.01 per warrant upon 30 days notice at any time, only in the event that the last price of the Common Stock is at least $10 per share for 20 consecutive trading days ending on the third day prior to the one on which notice of redemption is given.

During fiscal 1998, the Company issued 300,000 warrants to purchase Common Stock at prices ranging from $3.00 to $7.00 in connection with entering into a financial advisory and investment banking agreement. Warrants for 100,000 shares are exercisable immediately and 200,000 shares upon meeting certain provisions, as defined. The warrants expire in January 2001.

During fiscal 1998, the Company issued 100,000 shares of Common Stock in exchange for the termination of 540,495 Unit Purchase Options with an exercise price of $2.44. The Unit Purchase Options had been issued in connection with the initial public offering of ISAC in March 1993 and provided the holder with the option to acquire Units consisting of one share of Common Stock and two Common Stock purchase warrants.

9.   ACCOUNTING FOR STOCK-BASED COMPENSATION:

In October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, "Accounting for Stock-Based Compensation. The Company adopted this standard during the year ended June 30, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement only. The adoption of this pronouncement, therefore, had no impact on the Company's financial position or results of operations. Had compensation cost been calculated based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

                                                1998         1997         1996
                                            -----------    --------     --------
Net income (loss)       As reported         $(4,968,825)   $337,229     $622,885
                        Pro forma           $(6,069,420)   $ 69,953     $557,673

Basic EPS               As reported         $      (.86)   $    .06     $    .11
                        Pro forma           $     (1.05)   $    .01     $    .10

Diluted EPS             As reported         $      (.86)   $    .05     $    .10
                        Pro forma           $     (1.05)   $    .01     $    .09


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996; no dividend yield; expected volatility of 70.0%; risk-free interest rates of approximately 5.44% - 6.94%; and an expected life of 5 years. The pro forma effect on net income (loss) for 1998, 1997 and 1996 is not representative of the pro forma effect on net income
(loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

10.  COMMITMENTS AND CONTINGENCIES:

The Company leases its principal facility and an automobile under noncancelable operating leases. The facility lease expires in 2001 and the auto lease expires in fiscal 2000. Rent expense under these leases was $108,486, $73,168 and $72,929 in fiscal 1998, 1997 and 1996, respectively. Minimum required lease payments are $112,332 in 1999, $98,651 in 2000 and $23,025 in 2001.

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 4% of such contributions. Effective January 1, 1998, the Company's matching contribution is limited to $500 per participant per year. The Company's contributions were $46,501, $47,600 and $20,139 in fiscal 1998, 1997 and 1996, respectively.

On March 11, 1998, a complaint entitled Cerrato, Inc. v. Neoware Systems, Inc., 98 Civ. 1748 (JSM), was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO. The Complaint asserts claims under ss. 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the company and a spin-off. A First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998. Defendants' time to respond to the FAC has not yet expired nor has lead plaintiff been appointed by the court.

Thereafter four separate purported securities class actions: Galitzer v. Neoware Systems, Inc., 98CV2582 (BWK), Pollison v. Neoware Systems, Inc., 98CV2879
(BWK), Tuchman v. Neoware Systems, Inc., 98CV2868 (BWK), and Grubin v. Neoware Systems, Inc., 98CV3651 (BWK), were filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania actions"). The Pennsylvania actions name some of the same individual defendants as the FAC, as well as certain additional directors and officers, and alleges violations of ss.ss. 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on factual allegations similar to those added to the New York action in the FAC on behalf of a purported class of purchasers of the Company's securities between October 30, 1997 and April 30, 1998. The Pennsylvania actions have been consolidated under the heading In re Neoware Systems, Inc. Securities Litigations, Master File No. 98-CV-2582 and lead co-plaintiffs have been appointed. Defendants' time to respond to the Pennsylvania actions has not yet expired.

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

The Company disputes the validity of these cases and intends to defend the claims vigorously. Management does not anticipate that resolution of the pending litigation, either separately or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.