Form 10-Q
period 1998-09-30
NEOWARE SYSTEMS INC
filed 1998-11-16
CIK 894743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q
                             -----------------------

(Mark One)

__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 000-21240
                        --------------------------------

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

                                      Yes   X     No
                                          -----      -----

     As of November 6, 1998, there were outstanding 6,285,773 shares of the Registrant's Common Stock.

                                                              Page 1 of 14 pages
                                                     Exhibit Index is on page 13

                              NEOWARE SYSTEMS, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets:
         September 30, 1998 and June 30, 1998                         3

         Consolidated Statements of Operations:
         Three Months Ended September 30, 1998 and 1997               4

         Consolidated Statements of Cash Flows:
         Three Months Ended September 30, 1998 and 1997               5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            12

Item 6.  Exhibits and Reports on Form 8-K                             13

                  Signatures                                          14

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                           September 30,               June 30,
                                ASSETS                                         1998                     1998
                                ------                                    ---------------         ---------------

CURRENT ASSETS:
   Cash and cash equivalents                                             $       423,840          $     1,302,984
   Accounts  receivable,  net of allowance for
     doubtful accounts of $219,014 and $168,710                                 2,319,736                4,777,957
   Inventories                                                                 2,840,162                3,119,043
   Recoverable income taxes                                                    1,121,554                1,121,554
   Prepaid expenses and other                                                    127,770                  123,575
   Deferred income taxes                                                         416,530                  416,530
                                                                         ---------------          ---------------

                Total current assets                                           7,249,592               10,861,643

PROPERTY AND EQUIPMENT, net                                                      571,573                  636,414

NOTE RECEIVABLE                                                                  700,000                  700,000

CAPITALIZED AND PURCHASED SOFTWARE, net                                          772,768                  809,470

DEFERRED INCOME TAXES                                                             13,866                   13,866
                                                                         ---------------          ---------------

                                                                         $     9,307,799          $    13,021,393
                                                                         ===============          ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Line of credit                                                        $     1,422,000          $     3,074,000
   Accounts payable                                                              869,503                1,834,400
   Accrued expenses                                                              978,259                1,106,607
   Deferred revenue                                                              157,312                  165,312
                                                                         ---------------          ---------------

                Total current liabilities                                      3,427,074                6,180,319
                                                                         ---------------          ---------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred  stock,  $.001 par value,  1,000,000  shares  authorized,
     none issued and outstanding                                                     --                       --
   Common  stock,  $.001  par  value,  50,000,000  shares  authorized,
     6,264,158 shares issued and outstanding                                       6,264                    6,264
   Additional paid-in capital                                                 10,154,052               10,154,052
   Accumulated deficit                                                        (4,275,249)              (3,301,874)
   Deferred compensation                                                          (4,342)                 (17,368)
                                                                         ---------------          ---------------

                Total stockholders' equity                                     5,880,725                6,841,074
                                                                         ---------------          ---------------

                                                                         $     9,307,799          $    13,021,393
                                                                         ===============          ===============



   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                            ---------------------------------
                                                  1998              1997
                                                  ----              ----

NET REVENUES                                $     2,179,293   $     5,630,992

COST OF REVENUES                                  1,770,903         4,139,161
                                            ---------------   ---------------

            Gross profit                            408,390         1,491,831
                                            ---------------   ---------------
OPERATING EXPENSES:

   Sales and marketing                              535,570         1,043,672
   Research and development                         243,429           353,576
   General and administrative                       588,076           241,372
   Bridging Data Technology venture                   -               249,108
                                            ---------------   ---------------

            Total operating expenses              1,367,075         1,887,728
                                            ---------------   ---------------

            Operating loss                         (958,685)         (395,897)

INTEREST EXPENSE, NET                                14,690            93,538
                                            ---------------   ---------------

            Loss before income taxes               (973,375)         (489,435)

INCOME TAX BENEFIT                                    -              (154,172)
                                            ---------------   ---------------

            Net loss                        $      (973,375)  $      (335,263)
                                            ===============   ===============

BASIC AND DILUTED LOSS PER SHARE            $          (.16)   $         (.06)
                                            ===============    ==============

Weighted  average  number of shares
  used in basic and diluted
  loss per share computation                      6,264,158         5,760,820
                                            ===============   ===============




   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Unaudited)
                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ------------------------------
                                                                            1998             1997
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss income                                                     $    (973,375)   $    (335,263)
   Adjustments  to reconcile  net loss to net cash  provided by (used
     in) operating activities-
       Depreciation and amortization                                         163,030          220,396
       Amortization of deferred compensation                                  13,026           13,025
   Changes in operating assets and liabilities- (Increase) decrease in:
       Accounts receivable                                                 2,458,221          355,731
       Inventories                                                           278,881         (624,212)
       Recoverable income taxes                                                              (154,172)
       Prepaid expenses and other                                             (4,195)         489,374
     Increase (decrease) in:
       Accounts payable                                                     (964,897)      (1,612,500)
       Accrued expenses                                                     (128,348)        (149,041)
       Deferred revenue                                                       (8,000)          (1,785)
                                                                       -------------    -------------
           Net cash provided by
             (used in) operating activities                                  834,343       (1,798,447)
                                                                       -------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (936)         (98,082)
   Capitalized software                                                      (60,551)        (100,075)
                                                                       -------------    -------------
           Net cash used in investing activities                             (61,487)        (198,157)
                                                                       -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                       (1,652,000)       1,762,000
   Increase in note receivable                                                  -            (700,000)
                                                                       -------------    -------------
           Net cash provided by (used in)  financing activities           (1,652,000)       1,062,000
                                                                       -------------    -------------


DECREASE IN CASH AND CASH EQUIVALENTS                                       (879,144)        (934,604)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,302,984        1,452,409
                                                                       -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     423,840    $     517,805
                                                                       =============    =============

SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest                                          $      27,505    $      93,538



   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   REVENUE RECOGNITION AND MAJOR CUSTOMERS:

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by September 30, 1998 and 1997 were $505,000, and $4,792,000, respectively. Accounts receivable relating to "bill and hold" transactions were $626,000 and $6,181,000 at September 30, 1998 and 1997, respectively. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Net revenues from one customer represented 12% of total net revenues for the three months ended September 30, 1998. Net revenues from another customer represented 30% of total net revenues for the three months ended September 30, 1997. At September 30, 1998 and 1997, the Company had receivables from these customers of approximately $231,000 and$1,649,000, respectively.

3.       INVENTORIES:

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                       September 30,        June 30,
                                                            1998              1998
                                                      ---------------   ---------------


       Purchased components and subassemblies         $     1,547,367   $     1,599,136
       Work-in-process                                        274,571           283,587
       Finished goods                                       1,018,224         1,236,320
                                                      ---------------   ---------------
                                                       $    2,840,162   $     3,119,043
                                                      ===============   ===============


4.       NOTE RECEIVABLE:

In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary, into Broadreach Consulting, Inc. ("Broadreach") (formerly The Reohr Group, Inc.) in exchange for a 2% stock interest in Broadreach and the reimbursement of $1 million of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 is due on the earlier of three years or upon the completion of an initial public offering of Broadreach. The note bears interest at 8%. Of the total reimbursement, $292,000 was offset against general and administrative expenses during the three months ended September 30, 1997 for costs previously incurred and charged to expense.

5.   LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit ($3,578,000 available at September 30, 1998) with a bank which expires on November 30, 1998, subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

6.   EARNINGS PER SHARE

Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three month periods ended September 30, 1998 and 1997, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options and warrants to purchase 7,455,079 shares of Common Stock at prices ranging from $1.06 to $8.75 per share were outstanding at September 30, 1998. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

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

The Company's current strategy is to become a leader in the Windows-based terminal and thin client computers market by focusing on expanding its software products and its thin client computer hardware. The Company also plans to continue to develop strategic partnerships and acquire strategic technologies, products or businesses complementary to its current business. The Company sells its products in North America directly to end users, resellers, system integrators and OEMs. International sales are generally made through distributors.

In October 1997, the Company merged Information Technology Consulting, Inc. ("ITC"), a wholly owned subsidiary, with Broadreach Consulting, Inc. ("Broadreach") and Global Consulting Group ("Global"). Under the merger, ITC and Global merged into Broadreach, and Neoware received stock that represents a 2% ownership of Broadreach. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions, $300,000 of which was paid in cash. The remainder of the expenses in the amount of $700,000 is repayable by Broadreach on the earlier of three years or the consummation of an initial public offering of Broadreach. The note bears interest at 8% per annum.

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




                                                Three Months Ended
                                                   September 30,
                                                1998             1997
                                               ------           ------
Gross Profit                                    18.7%           26.5%
Operating expenses
    Sales and marketing                         24.5            18.5
    Research and development                    11.2             6.3
    General and administrative                  27.0             4.3
    Bridging Data Technology venture             -               4.4
                                               -----            ----
Operating loss                                 (44.0)           (7.0)
Interest expense, net                           (0.7)           (1.7)
                                               -----            -----
Loss before taxes                              (44.7)           (8.7)
Income tax benefit                               -              (2.7)
                                               -----            ----
Net loss                                       (44.7)%          (6.0)%
                                               =====            ====

Net revenues for the three months ended September 30, 1998 decreased to $2,179,293 from $5,630,992 for the comparable period in the prior fiscal year. The decrease in net revenues was attributable to the continuation of the transition to the NeoStation family of products which have lower average selling prices ("ASPs") than older products, and the delay in the full scale implementation of thin client computers by corporate customers as they awaited the deployment of Windows NT 4.0. Terminal Server Edition from Microsoft. The impact of declining ASPs is highlighted by the fact that revenues for the three months ended September 30, 1998 were 61% lower than the comparable period in the prior year while unit volume declined 22% during the same period. Revenues for the three months ended September 30, 1997 included sales to one of the Company's major customers which have declined significantly as a result of completing delivery of products under existing purchase orders during the quarter ended December 31, 1997. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

The Company's gross profit as a percentage of net revenues decreased to 18.7% for the three months ended September 30, 1998 from 26.5% for the comparable period of the prior fiscal year. The change in gross profit percentage was a result of fixed overhead costs representing a higher percentage of revenue and, to a lesser extent, the impact of reduced ASPs which were not offset by lower manufacturing costs. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three months ended September 30, 1998 were $1,367,075, a decrease of $520,653 from operating expenses of $1,887,728 in the comparable period of the prior fiscal year. Sales and marketing expenses decreased by $508,102 to $535,570 for the three months ended September 30, 1998 as compared to $1,043,672 for the prior year as a result of restructuring the international and US sales force and reduced commissions attributable to the lower revenues. During the three months ended September 30, 1998, the Company terminated its relationship with its US distributor. The Company believes that the elimination of a level of distribution will allow it to price its products competitively without a negative impact on gross margin. The Company is developing a low cost telesales channel to complement its current sales efforts and is selling to Value Added Resellers ("VARs"). Research and development expenses for the three months ended September 30, 1998 decreased by $110,147 to $243,429 from $353,576 in the prior year as the Company completed the introduction of the NeoStation family of products in fiscal 1998 and due to the elimination of the use of outside consultants. General and administrative expenses increased by $346,704 to $588,076 for the three months ended September 30, 1998 from $241,372 in the prior year due primarily to the reduction in prior year expenses attributable to the reimbursement of expenses related to ITC totaling $292,000. General and administrative expenses during the three months ended September 30, 1998 also include provisions for increased legal costs and bad debt expenses. The reduction of BDT expenses for the three months ended September 30, 1998 as compared to the comparable period in the prior year reflects the impact of an agreement which reduced the Company's ownership position and eliminated the Company's requirement to fund future operations of BDT effective January 1, 1998.

Net interest expense decreased in the three month period ended September 30, 1998 due to decreased borrowings under the Company's line of credit resulting from the availability of the proceeds from the sale of stock to Motorola during June 1998 and the benefit of reduced inventory and accounts receivable balances.

The effective income tax rates was approximately 31.5% for the three-month period ended September 30, 1997. No benefit was recognized for the net operating loss during the three months ended September 30, 1998. The tax benefit for the three months ended September 30, 1997 reflects a recovery of taxes paid in prior years.

For the three months ended September 30, 1998, the Company's net loss was $973,375 as compared to a net loss of $335,263 for the comparable period in the prior year. The increase in net loss was attributable to reduced revenues, a lower gross margin and the lack of an income tax benefit from the net operating loss which were partially offset by reduced operating and interest expense. In addition, during the three months ended September 30, 1997, the Company was reimbursed for net expenses of approximately $292,000 previously incurred in connection with its investment in ITC.

Liquidity and Capital Resources

At September 30, 1998, the Company had net working capital of approximately $3,822,518 composed primarily of cash and cash equivalents, accounts receivable and recoverable income taxes. The Company's principal sources of liquidity included approximately $424,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, $3,578,000 of which was available as of September 30, 1998. The bank line of credit, which is subject to annual renewal, expires on November 30, 1998. Management is currently negotiating an extension of its credit facility; however, there is no assurance that management will be successful in negotiating terms and conditions as favorable as its current line of credit facility.

Cash and cash equivalents decreased by approximately $879,000 during the three-month period ended September 30, 1998, primarily due to the loss from operations, repayments under the line of credit and a decrease in accounts payable and accrued expenses, which were offset by a decrease in accounts receivable.

The Company generated cash from operations of approximately $834,000 during the three months ended September 30, 1998 compared to using cash from operations of approximately $1,798,000 during the comparable period in the prior fiscal year.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility, possible new debt sources and the sale of its securities. In addition, the Company recorded a benefit for its fiscal 1998 net operating loss carryback and expects to recover approximately $1,122,000 of federal income taxes paid in prior years. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.


Year 2000 Compliance

The Company has made a preliminary evaluation of its Year 2000 exposures. The following areas were evaluated: internal management information and embedded systems, products, vendors and customers.

The Company utilizes various computer software programs and systems as part of its internal management information systems which are primarily off-the-shelf products purchased from commercial sources with minor customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known defects in the software. All major systems have been reviewed for Year 2000 issues. The Company's financial accounting software is not Year 2000 compliant. The Company is testing an upgrade to the current software, which is Year 2000 compliant and will cost approximately $30,000 for the software and training. Conversion to the updated software is scheduled for early calendar 1999. The Company's engineering department utilizes UNIX based systems, which are not Year 2000 compliant; however, the nature of the utilization is not date sensitive. The operating systems can be upgraded for less than $5,000. The Company is in the process of implementing a contact management and service data base software application which is Year 2000 compliant. Total cost is expected to be less than $15,000. All other significant internal systems are either compliant or not critical to ongoing operations. The Company does not utilize any significant systems with embedded technology.

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

The Company estimates that the total cost to complete its Year 2000 evaluation and remediation, including normal planned system upgrades, of all internal systems will be less than $100,000. Funding for these costs is expected to be provided by cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Forward-Looking Statements

Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership of the Company's systems, expansion of software products and thin client computer hardware products and statements regarding year 2000 compliance. The words "believe," "expect," "intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the ability of the Company to market its products with Motorola to OEM customers, market acceptance of products utilizing the Windows CE operating system, customers' acceptance of Neoware's line of thin clients and newly introduced options, pricing pressures, rapid technological changes in the industry, growth of the thin client computer market and increased competition. Additional factors which could affect the Company's actual results include, quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.

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

Thereafter, four separate purported securities class actions: Galitzer v. Neoware Systems, Inc., 98CV2582 (BWK), Pollison v. Neoware Systems, Inc., 98CV2879 (BWK), Tuchman v. Neoware Systems, Inc., 98CV2868 (BWK), and Grubin v. Neoware Systems, Inc., 98CV3651 (BWK), were filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania actions"). The Pennsylvania actions name some of the same individual defendants as the FAC, as well as certain additional directors and officers, and alleges violations of ss.ss. 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on factual allegations similar to those added to the New York action in the FAC on behalf of a purported class of purchasers of the Company's securities between October 30, 1997 and April 30, 1998. The Pennsylvania actions have been consolidated under the heading In re Neoware Systems, Inc. Securities Litigations, Master File No. 98-CV-2582, lead co-plaintiffs and counsel have been appointed, and the consolidated complaint and motion for class certification have been filed.

On October 15, 1998, a Stipulation and Order was entered by the United States District Court for the Southern District of New York appointing lead counsel and counsel for the two purported classes identified in the FAC, and reflecting plaintiffs' intent to consolidate the action with the cases pending in Pennsylvania.

Defendants' time to respond to the complaints in the actions and the class certification motion filed in Pennsylvania has not yet expired.

The Company disputes the validity of these claims and intends to defend the cases vigorously.

In May 5, 1998, a complaint was filed in the Court of Common Pleas of Montgomery County against the Company by Development Concepts, Inc. The complaint asserts claims for common law breach of contract, fraud, misrepresentation, breach of warranty and violations of the federal Lanham Act arising primarily from the parties' contractual relationships. The complaint seeks an indeterminate amount of monetary damages in excess of $1,500,000. On October 29, 1998, the Company filed its Answer and Counterclaim to the Complaint asserting claims for breach of contract, unjust enrichment, unfair competition and misappropriation of trade secrets. The Counterclaim demands injunctive and monetary relief in excess of $180,000. The Company disputes the validity of Development Concepts, Inc.'s claims and intends to both defend these claims and pursue its own counterclaims vigorously.

Management does not anticipate that resolution of the pending litigation, either separately or in the aggregate, will have a material effect on the Company's financial position or results of operations. This is a forward-looking assessment, which may change as the cases develop. While management may reassess this from time to time, it does not undertake to do so on any regular basis.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           3.2      Bylaws (Amended as of October 16, 1998)

                  (b)      Reports on Form 8-K:

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                     NEOWARE SYSTEMS, INC.



Date:  November 16, 1998             By: /S/ EDWARD C. CALLAHAN, JR.
                                         -----------------------------
                                         Edward C. Callahan, Jr.,
                                         President and Chief
                                         Executive Officer




Date:  November 16, 1998             By: /S/ EDWARD T. LACK, JR.
                                         ------------------------------------
                                         Edward  T.  Lack,  Jr.,
                                         Chief Financial Officer
                                         (Principal Accounting Officer
                                         and Principal Financial Officer)