Form 10-Q
period 1998-12-31
NEOWARE SYSTEMS INC
filed 1999-02-16
CIK 894743

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

For the Quarter ended December 31, 1998

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

As of February 9, 1999, there were outstanding 6,285,782 shares of the Registrant's Common Stock.

                                                             Page 1 of 16  pages
                                                     Exhibit Index is on page 15

                              NEOWARE SYSTEMS, INC.


                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets:
            December 31, 1998 and June 30, 1998                              3

            Consolidated Statements of Operations:
            Three and Six Months Ended December 31, 1998 and 1997            4

            Consolidated Statements of Cash Flows:
            Six Months Ended December 31, 1998 and 1997                      5

            Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 2. Changes in Securities and Use of Proceeds                           15

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 6. Exhibits and Reports on Form 8-K                                    15

            Signatures                                                      16

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                            December 31,               June 30,
                                ASSETS                                         1998                     1998
                                ------                                   ---------------          ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $     1,930,656          $     1,302,984
   Accounts  receivable,  net of allowance for doubtful accounts of
     $220,250 and $168,710                                                     2,128,006                4,777,957
   Inventories                                                                 1,635,290                3,119,043
   Recoverable income taxes                                                       ---                   1,121,554
   Prepaid expenses and other                                                    221,487                  123,575
   Deferred income taxes                                                         416,530                  416,530
                                                                         ---------------          ---------------
                Total current assets                                           6,331,969               10,861,643

PROPERTY AND EQUIPMENT, net                                                      505,796                  636,414

NOTE RECEIVABLE                                                                  700,000                  700,000

CAPITALIZED AND PURCHASED SOFTWARE, net                                          703,185                  809,470

DEFERRED INCOME TAXES                                                             13,866                   13,866
                                                                         ---------------          ---------------
                                                                         $     8,254,816          $    13,021,393
                                                                         ===============          ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:

   Line of credit                                                        $       874,000          $     3,074,000
   Accounts payable                                                              986,510                1,834,400
   Accrued expenses                                                            1,027,551                1,106,607
   Deferred revenue                                                              177,312                  165,312
                                                                         ---------------          ---------------
                Total current liabilities                                      3,065,373                6,180,319
                                                                         ---------------          ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred  stock,  $.001 par value,  1,000,000  shares  authorized,
     none issued and outstanding                                                  ---                      ---
   Common stock, $.001 par value,  50,000,000 shares  authorized,
     6,285,782 and  6,264,158 shares issued and outstanding                        6,285                    6,264
   Additional paid-in capital                                                 10,178,358               10,154,052
   Accumulated deficit                                                        (4,995,200)              (3,301,874)
   Deferred compensation                                                          ---                     (17,368)
                                                                         ---------------          ---------------
                Total stockholders' equity                                     5,189,443                6,841,074
                                                                         ---------------          ---------------
                                                                         $     8,254,816          $    13,021,393
                                                                         ===============          ===============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                              December 31,                           December 31,
                                                 -------------------------------------  -----------------------------------
                                                         1998              1997                1998             1997
                                                  ---------------    ---------------    ---------------    ---------------
NET REVENUES                                      $     3,227,115    $     6,980,500    $     5,406,408    $    12,611,492
COST OF REVENUES                                        3,296,544          5,183,266          5,067,447          9,322,417
                                                  ---------------    ---------------    ---------------    ---------------
            Gross profit                                  (69,429)         1,797,234            338,961          3,289,075
                                                  ---------------    ---------------    ---------------    ---------------
OPERATING EXPENSES:
   Sales and marketing                                    394,956          1,151,741            930,526          2,195,413
   Research and development                               166,871            392,282            410,300            745,868
   General and administrative                             505,418            550,970          1,093,494            792,342
   Bridging Data Technology venture                        ---               197,254             ---               446,362
                                                  ---------------    ---------------    ---------------    ---------------

            Total operating expenses                    1,067,245          2,292,247          2,434,320          4,179,985
                                                  ---------------    ---------------    ---------------    ---------------
            Operating loss                             (1,136,674)          (495,013)        (2,095,359)          (890,910)

GAIN ON SALE OF EQUITY INVESTMENT                        (406,930)            ---              (406,930)            ---

INTEREST (INCOME) EXPENSE, NET                             (9,793)            81,722              4,897            175,260
                                                  ---------------    ---------------    ---------------    ---------------

            Loss before income taxes                     (719,951)          (576,735)        (1,693,326)        (1,066,170)

INCOME TAX BENEFIT                                         ---              (178,732)            ---              (332,904)
                                                  ---------------    ---------------    ---------------    ---------------
            Net loss                              $      (719,951)   $      (398,003)   $    (1,693,326)    $     (733,266)
                                                  ===============    ===============    ===============     ==============

BASIC AND DILUTED LOSS  PER SHARE                 $         (0.11)   $          (.07)   $         (0.27)    $         (.13)
                                                  ===============    ==============     ===============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING IN BASIC AND DILUTED LOSS
  PER SHARE COMPUTATION                                 6,277,784          5,760,820          6,270,971          5,760,820
                                                  ===============    ==============     ===============     ==============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        Six  Months Ended
                                                                                          December 31,
                                                                                -------------------------------
                                                                                     1998             1997
                                                                                ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (1,693,326)    $     (733,266)
   Adjustments  to reconcile  net loss to net cash  provided by (used
     in) operating activities-
       Depreciation and amortization                                                 364,620            444,712
       Amortization of deferred compensation                                          17,368             24,630
       Gain on sale of  equity investment                                           (406,930)             ---
       Provision for inventory obsolescence                                          800,000              ---
   Changes in operating assets and liabilities-
     (Increase) decrease in:
       Accounts receivable                                                         2,649,951          1,541,674
       Inventories                                                                   683,753           (151,631)
       Recoverable income taxes                                                    1,121,554           (332,904)
       Prepaid expenses and other                                                    (97,912)            67,338
     Increase (decrease) in:
       Accounts payable                                                             (847,890)        (1,125,371)
       Accrued expenses                                                              (79,056)          (163,009)
       Deferred revenue                                                               12,000             (1,785)
                                                                                ------------     --------------
           Net cash provided by
             (used in) operating activities                                        2,524,132           (429,612)
                                                                                ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equity investment                                           406,930              ---
   Purchases of property and equipment                                                  (936)          (173,338)
   Capitalized software                                                             (126,781)          (221,892)
                                                                                ------------     --------------
           Net cash provided by (used in) investing
             activities                                                              279,213           (395,230)
                                                                                ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                               (2,200,000)           143,000
   Sale of common stock                                                               24,327              ---
   Increase in note receivable                                                        ---              (700,000)
                                                                                ------------     --------------
           Net cash used in  financing activities                                 (2,175,673)          (557,000)
                                                                                ------------     --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     627,672         (1,381,842)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,302,984          1,452,409
                                                                                ------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,930,656     $       70,567
                                                                                ============     ==============
SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest                                                   $     56,998     $      175,260
       Cash paid for income taxes                                                     ---                50,719

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. REVENUE RECOGNITION AND MAJOR CUSTOMERS:

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facilities during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by December 31, 1998 and 1997 were $524,000 and $4,093,000, respectively. Accounts receivable relating to "bill and hold" transactions were $317,000 and $5,016,000 at December 31, 1998 and 1997, respectively. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

No customer accounted for 10% or more of total net revenues for the three and six month periods ended December 31, 1998. Net revenues from two customers represented 22% and 14% of total net revenues for the three month period ended December 31, 1997 and 16% and 21% of net revenues for the six month period then ended.

3. INVENTORIES:

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                 December 31,     June 30,
                                                     1998           1998
                                                 ------------  -------------

       Purchased components and subassemblies    $   889,798   $   1,599,136
       Work-in-process                               199,969         283,587
       Finished goods                                545,523       1,236,320
                                                 -----------   -------------
                                                 $ 1,635,290   $   3,119,043
                                                 ===========   =============

During the three month period ended December 31,1998, the Company entered into an agreement in principle with SCI Technology, Inc. (SCI), a leading contract manufacturer, under which SCI will begin to provide a significant portion of the Company's manufacturing and fulfillment services. Primarily as a result of this decision, the Company recorded a charge of $800,000 to cost of revenues for the write down of certain inventory components as of December 31, 1998. Other factors contributing to this write down were the decline in market prices for certain inventory components and the Company's emphasis on marketing its newer NeoStation product line at the expense of its @Work Station family of products.

4. NOTE RECEIVABLE:

In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary, into Broadreach Consulting, Inc. ("Broadreach")(formerly The Reohr Group, Inc.) in exchange for a 2% stock interest in Broadreach and the reimbursement of $1 million of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 is due on the earlier of three years or upon the completion of an initial public offering of Broadreach. The note bears interest at 8%. Of the total reimbursement, $292,000 was offset against general and administrative expenses during the three months ended September 30, 1997 for costs previously incurred and charged to expense.

During the three month period ended December 31, 1998, the Company sold its 2% stock interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statement of operations.

5. LINE OF CREDIT:

The Company has a $5,000,000 revolving line of credit with a bank which, as amended, expires on February 28, 1999 and is subject to annual renewal. Borrowings under the line are at the bank's prime rate. Under the line, the Company is required to maintain specified ratios of working capital and debt to net worth, as defined.

Subsequent to December 31,1998, the Company and the bank executed a commitment letter which provides for a new line of credit of $2,000,000 to bear interest at the bank's prime rate plus 2% and which will mature on December 31, 1999.

6.   EARNINGS PER SHARE

Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three month and six months ended December 31, 1998 and 1997, there were no dilutive effects of stock options or warrants as the Company incurred a net loss during those periods. Options and warrants to purchase 7,406,246 shares of Common stock at prices ranging from $1.06 to $8.75 per share were outstanding at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Neoware Systems, Inc. (the "Company") designs, manufactures and markets a family of Windows-based terminals and thin client computers that are designed to allow users to access Windows-based applications from a multi-user Windows(R) NT server, plus connect to mainframes, minicomputers and the Internet. The Company's NeoStationTM family of Windows-based terminals and related software allows users to utilize all of their existing computer systems and applications running on Windows platforms, UNIX, mainframes and minicomputers, and access them across a network. Unlike Java network computers, an alternative type of thin client, Neoware's products do not require customers to rewrite their applications in the Java language or to use Java emulators to access their existing systems. Unlike personal computers, the Company's products are designed primarily to run applications on a server, not on the desktop. This offers a number of significant advantages compared to an architecture based upon personal computers. Windows-based terminals and thin clients such as the Company's NeoStation line of products are designed to be easier to install, maintain and administer than traditional personal computers. Such lower administration costs are intended to lower the total cost of ownership of systems utilizing the Company's products when compared to personal computers.

The Company's current strategy is to become a leader in the Windows-based terminal and thin client computers market by focusing on expanding its software products and its thin client computer hardware. The Company also plans to continue to develop strategic partnerships on the basis of technology and/or expanding its sales and distribution channels. In this regard, the Company has engaged The Platinum Group of New York to assist in these areas as well as to identify potential equity investors and other business combinations. The Company sells its products in North America directly to end users, resellers, system integrators and OEMs while international sales are generally made through distributors.

In October 1997, the Company merged Information Technology Consulting, Inc. ("ITC"), a wholly owned subsidiary, with Broadreach Consulting, Inc. ("Broadreach") and Global Consulting Group ("Global"). Under the merger, ITC and Global merged into Broadreach, and Neoware received stock that represented a 2% ownership of Broadreach. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions, $300,000 of which was paid in cash. The remainder of the expenses in the amount of $700,000 is repayable by Broadreach on the earlier of three years or the consummation of an initial public offering of Broadreach. The note bears interest at 8% per annum. During the three months ended December 31, 1998, the Company sold its 2% stock interest in Broadreach for $406,930 which is included as a gain on sale of equity investment in the accompanying consolidated statement of operations.

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

                                              Three Months Ended                 Six Months Ended
                                                  December 31,                     December  31,
                                            -------------------------         ------------------------
                                              1998             1997             1998            1997
                                            -------          --------         --------        --------
Gross Profit                                   (2.2)%          25.7%              6.3%         26.1%
Operating expenses
    Sales and marketing                        12.2            16.5              17.3          17.4
    Research and development                    5.2             5.6               7.6           5.9
    General and administrative                 15.6             7.9              20.2           6.3
    Bridging Data Technology venture            --              2.8               --            3.6
                                             ------          ------            ------        ------
Operating loss                                (35.2)           (7.1)            (38.8)         (7.1)
Gain on sale of equity investment              12.6             --                7.6           --
Interest (income) expense, net                   .3            (1.2)              (.1)         (1.4)
                                             ------          ------            ------        ------
Loss before taxes                             (22.3)           (8.3)            (31.3)         (8.5)
Income tax benefit                              --             (2.6)              --           (2.7)
                                             ------          ------            ------        ------
Net loss                                      (22.3)%          (5.7)%           (31.3)%        (5.8)%
                                             ------          ------            ------        ------

Net revenues for the three months ended December 31, 1998 decreased to $3,227,115 from $6,980,500 for the comparable period in the prior fiscal year. Net revenues for the six months ended December 31, 1998 decreased to $5,406,408 from $12,611,492 for the comparable period in the prior fiscal year. The decrease in net revenues was attributable to the continued transition to the NeoStation family of products which have lower average selling prices ("ASPs") than older products, and the gradual process associated with the full scale implementation of thin client computers by corporate customers subsequent to the deployment of Windows NT 4.0 Terminal Server Edition from Microsoft in August 1998. In addition, revenues from sales to two of the Company's major customers declined significantly in the three and six months ended December 31,1998 as compared to the comparable periods in the prior year as a result of completing delivery of products under existing purchase orders during the quarter ended December 31, 1997. Net revenues for the three months ended December 31, 1998 increased over the previous quarter ended September 30 1998 by $1,047,822, which represents an increase of 48%. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

For the three months ended December 31, 1998, the Company's gross profit percentage, before the provision for inventory obsolescence of $800,000, amounted to 22.6% versus 25.7% for the comparable period of the prior fiscal year. The change in gross profit percentage was a result of fixed overhead costs representing a higher percentage of revenue and, to a lesser extent, the impact of reduced ASPs which were not offset by lower manufacturing costs. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three and six month periods ended December 31, 1998 were $1,067,245 and $2,434,320, respectively, compared to $2,292,247 and $4,179,985 in the comparable periods of the prior fiscal year. Sales and marketing expenses decreased to $394,956 and $930,526 for the three and six months ended December 31, 1998 as compared to $1,151,741 and $2,195,413 for the comparable periods of the prior year as a result of the continued restructuring of the U.S. and international sales force and reduced commissions attributable to lower revenues. During the six months ended December 31, 1998, the Company terminated its relationship with its U.S. distributor. The Company believes that the elimination of a level of distribution will allow it to price its products more competitively without a negative impact on gross profit. The Company is utilizing a low cost telesales channel to complement its current sales efforts and is selling to Value Added Resellers ("VARs"). Research and development expenses for the three and six months ended December 31, 1998 decreased to $166,871 and $410,300, respectively, as compared to $392,282 and $745,868 for the comparable periods in the prior year as the Company completed the introduction of the NeoStation family of products in fiscal 1998 and the decrease was accomplished primarily through staffing changes and a substantial reduction in the use of outside consultants and services. General and administrative expenses decreased by $45,552 to $505,418 for the three months ended December 31, 1998 from $550,970 in the prior year due primarily to the Company's cost reduction efforts. General and administrative expenses for the six months ended December 31, 1998 were $1,093,494, an increase of $301,152 over general and administrative expenses of $792,342 in the comparable period in the prior year primarily as a result of the reimbursement of expenses related to ITC totaling $292,00 during the six month period ended December 31, 1997. The reduction of BDT expenses for the three and six month periods ended December 31, 1998 as compared to the comparable periods in the prior year reflects the impact of an agreement which reduced the Company's ownership position and eliminated the Company's requirement to fund future operations of BDT effective January 1, 1998.

The Company realized net interest income of $9,793 during the three months ended December 31, 1998 as compared to net interest expense of $81,722 for the comparable period in the prior year and incurred net interest expense of $4,897 and $175,260 for the three and six month periods ended December 31, 1997. The decline in interest expense was primarily due to decreased borrowings under the Company's line of credit combined with the collection of recoverable income taxes of $1,121,554 and the proceeds of $406,930 from the sale of its equity investment in Broadreach and the investment of such funds in interest bearing accounts.

The effective income tax rate was approximately 30.1% and 31.2% for the three and six month periods ended December 31, 1997, respectively. No income tax benefit was recognized as a result of the net operating losses incurred during the three and six month periods ended December 31, 1998. The tax benefits for the three and six month periods ended December 31, 1997 reflect recovery of taxes paid in prior years.

For the three and six month periods ended December 31, 1998, the Company's net loss was $719,951 and $1,693,326, respectively, as compared to a net loss of $398,003 and $733,266 for the comparable periods of the prior year. The increase in net loss was attributable to reduced revenues, a lower gross margin (caused primarily by the provision for inventory obsolescence of $800,000) and the lack of an income tax benefit from the net operating loss, which factors were partially offset by reduced operating and interest expense and the gain of $406,930 on the sale of the Company's equity investment in Broadreach.

Liquidity and Capital Resources

At December 31, 1998, the Company had net working capital of approximately $3,267,000 composed primarily of cash and cash equivalents and accounts receivable. The Company's principal sources of liquidity included approximately $1,931,000 of cash and cash equivalents and a $5,000,000 bank line of credit facility, $4,126,000 of which was available as of December 31,1998. The bank line of credit, which is subject to annual renewal, expires on February 28, 1999. Management is currently negotiating with its bank, and the Company and the bank have executed a commitment letter which provides for a new line of credit of $2,000,000, which will expire on December 31, 1999, and will bear interest at the rate of 2% over prime. The commitment letter provides that the Company grant security interests in its accounts receivable, inventory and intangibles and that borrowing will be based upon eligible accounts receivable, as defined. The commitment letter calls for closing no later than February 28, 1999 and the new line will expire on December 31, 1999. Management of the Company believes that the new line, in conjunction with its existing cash reserves and the recently completed restructuring of its operations, will provide adequate funding for its operating requirements for the calendar year 1999.

Cash and cash equivalents increased by approximately $628,000 during the six month period ended December 31, 1998, primarily due to the collection of recoverable income taxes, the proceeds from the sale of its equity investment in Broadreach and a decrease in accounts receivable offset by the loss from operations, repayments under the line of credit and a decrease in accounts payable and accrued expenses.

The Company generated cash from operations of approximately $2,524,000 during the six months ended December 31, 1998 compared to using cash from operations of approximately $430,000 during the comparable period in the prior fiscal year.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt sources. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.


Year 2000 Compliance

The Company continues to evaluate its Year 2000 exposures. The following areas were evaluated: internal management information and embedded systems, products, vendors and customers.

The Company utilizes various computer software programs and systems as part of its internal management information systems which are primarily off-the-shelf products purchased from commercial sources with minor customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known defects in the software. All major systems have been reviewed for Year 2000 issues. The Company's financial accounting software is not Year 2000 compliant. The Company is testing an upgrade to the current software, which is Year 2000 compliant and will cost approximately $25,000 for the software and training. Conversion to the updated software is scheduled for early calendar 1999. The Company's engineering department utilizes UNIX based systems, which are not Year 2000 compliant; however, the nature of the utilization is not date sensitive. The operating systems can be upgraded for less than $5,000. The Company is in the process of implementing a sales conact management and service data base software application which is Year 2000 compliant. The total cost of such software is expected to be less than $15,000. All other significant internal systems are either compliant or not critical to ongoing operations. The Company does not utilize any significant systems with embedded technology.

All of the Company's products sold after March 1997 were tested and found to be Year 2000 compliant.

None of the Company's vendors provides more than 20% of the Company's annual raw material requirements and alternative sources are generally available. The Company will evaluate the Year 2000 readiness of its sole source vendors by June 30, 1999. Contingency plans will be developed to ensure continued supply in the event a vendor expects to incur difficulties achieving Year 2000 compliance. In addition, any customers which represent more than 10% of the Company's annual revenues will be surveyed for compliance with Year 2000 by June 30, 1999 in an effort to identify possible interruptions to the Company's revenue streams. The Company intends to complete this analysis and contingency planning by September 30, 1999. There can be no assurance that the Company will not be adversely affected by the failure of distributors, suppliers, customers and vendors with which it interacts to become Year 2000 compliant. The Company has not determined the extent to which its business and customers might be affected in that event.

The Company estimates that the total cost to complete its Year 2000 evaluation and remediation, including normal planned system upgrades, of all internal systems will be less than $75,000, of which approximately $20,000 has been incurred to date. Funding for these costs is expected to be provided by cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Forward-Looking Statements

Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership of the Company's systems, expansion of software products and thin client computer hardware products, statements regarding Year 2000 compliance and statements regarding the pending litigation. The words "believe," "expect," "intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the Company's ability to lower its costs, the ability of the Company to market its products with Motorola to OEM customers, reliance on Microsoft's actions relating to Windows NT, customers' acceptance of Neoware's line of thin clients and newly introduced options, pricing pressures, rapid technological changes in the industry, growth of the thin client computer market and increased competition. Additional factors which could affect the Company's actual results include quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 11, 1998, a complaint entitled Cerrato, Inc. v. Neoware Systems, Inc., 98 Civ. 1748 (JSM), was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO (the New York action). The Complaint asserts claims under ss. 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the Company and a spin-off. A First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998.

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

On October 15, 1998, a Stipulation and Order was entered by the United States District Court for the Southern District of New York appointing lead plaintiffs and counsel in the FAC, and reflecting plaintiffs' intent to consolidate the action with the cases pending in Pennsylvania.

Defendants' time to respond to the amended consolidated complaint and the amended class certification motion has not yet expired.

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

Item 2. Changes in Securities and Use of Proceeds

On November 3, 1998, the Company issued 21,624 shares of the Company's Common stock to Edward C. Callahan, Jr., the Company's President and Chief Executive Officer, in payment of one-half of Mr. Callahan's bonus in the amount of $24,327. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof. The shares were acquired for investment and not with the view to the distribution thereof by an officer of the Company who has access to information respecting the Company and its business.


Item 4. Submission of Matters to a Vote of Security Holders

On December 10, 1998, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect six members to the Board of Directors and to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the fiscal ending June 30, 1999.

Elected to the Board of Directors were Arthur R. Spector (5,667,706 shares voted for election and 49,898 shares were withheld), Edward C. Callahan, Jr. (5,664,506 shares voted for election and 53,098 shares were withheld), Michael
G. Kantrowitz (5,665,706 shares voted for election and 51,898 shares were withheld), Christopher G. McCann (5,604,885 shares voted for election and112,719 shares were withheld), John M. Ryan (5,667,306 shares voted for election and 50,928 shares were withheld), and Carl G. Sempier (5,665,906 shares voted for election and 51,698 shares were withheld).

The selection of Arthur Andersen LLP as the Company's independent accountant was ratified with 5,667,756 shares voting in favor of ratification, 35,748 shares voting against ratification and 4,100 shares abstaining.

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


                                     NEOWARE SYSTEMS, INC.



Date:  February 15, 1999             By: /S/ EDWARD C. CALLAHAN, JR.
                                         -----------------------------
                                         Edward C. Callahan, Jr., President and
                                         Chief Executive Officer




Date:  February 15, 1999             By: /S/ VINCENT T. DOLAN
                                         ---------------------------------
                                         Vincent T. Dolan, Chief Financial
                                         Officer (Principal Accounting Officer
                                         and Principal Financial Officer)