Form 10-Q
period 1999-03-31
NEOWARE SYSTEMS INC
filed 1999-05-14
CIK 894743

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

For the Quarter ended March 31, 1999

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 000-21240

                       -----------------------------------

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

As of May 13, 1999, there were outstanding 6,285,782 shares of the Registrant's Common Stock.

                                                              Page 1 of 16 pages

                                                     Exhibit Index is on page 15

                              NEOWARE SYSTEMS, INC.


                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

                  Consolidated Balance Sheets:
                  March 31, 1999 and June 30, 1998                             3

                  Consolidated Statements of Operations:
                  Three and Nine Months Ended March 31, 1999 and 1998          4

                  Consolidated Statements of Cash Flows:
                  Nine Months Ended March 31, 1999 and 1998                    5

                  Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14



Item 6.  Exhibits and Reports on Form 8-K                                     15

                  Signatures                                                  16

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                             March 31,                June 30,
                                ASSETS                                         1999                     1998
                                ------                                   ---------------          ---------------
CURRENT ASSETS:
   Cash and cash equivalents .......................................     $     1,962,492          $     1,302,984
   Accounts receivable, net of allowance for doubtful accounts of
     $232,440 and $168,710 .........................................           1,197,120                4,777,957
   Inventories .....................................................           1,523,948                3,119,043
   Recoverable income taxes ........................................                  --                1,121,554
   Prepaid expenses and other ......................................             251,192                  123,575
   Deferred income taxes ...........................................             416,530                  416,530
                                                                         ---------------          ---------------
                Total current assets ...............................           5,351,282               10,861,643

PROPERTY AND EQUIPMENT, net ........................................             460,584                  636,414

NOTE RECEIVABLE ....................................................             700,000                  700,000

CAPITALIZED AND PURCHASED SOFTWARE, net ............................             607,965                  809,470

DEFERRED INCOME TAXES ..............................................              13,866                   13,866
                                                                         ---------------          ---------------
                                                                         $     7,133,697          $    13,021,393
                                                                         ===============          ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:

   Line of credit ..................................................     $       173,000         $      3,074,000
   Accounts payable ................................................             787,124                1,834,400
   Accrued expenses ................................................           1,101,358                1,106,607
   Deferred revenue ................................................             247,455                  165,312
                                                                         ---------------          ---------------
                Total current liabilities ..........................           2,308,937                6,180,319
                                                                         ---------------          ---------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred  stock, $.001 par value, 1,000,000 shares authorized,
     none issued and outstanding ...................................                  --                       --
   Common stock, $.001 par value, 50,000,000 shares authorized,
     6,285,782 and 6,264,158 shares issued and outstanding .........               6,285                    6,264
   Additional paid-in capital ......................................          10,178,358               10,154,052
   Accumulated deficit .............................................          (5,359,883)              (3,301,874)
   Deferred compensation ...........................................                  --                  (17,368)
                                                                         ---------------          ---------------
                Total stockholders' equity .........................           4,824,760                6,841,074
                                                                         ---------------          ---------------
                                                                         $     7,133,697          $    13,021,393
                                                                         ===============          ===============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                               March 31,                              March 31,
                                                  ----------------------------------    ----------------------------------
                                                        1999               1998               1999               1998
                                                  ---------------    ---------------    ---------------    ---------------
NET REVENUES .................................    $     2,437,877    $     3,700,832    $     7,844,285    $    16,312,324

COST OF REVENUES .............................          1,888,222          2,886,364          6,955,669         12,102,132
                                                  ---------------    ---------------    ---------------    ---------------
            Gross profit .....................            549,655            814,468            888,616          4,210,192
                                                  ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES:
   Sales and marketing .......................            313,819          1,325,783          1,244,345          3,838,795
   Research and development ..................            161,001            384,995            571,301          1,268,857
   General and administrative ................            458,028            796,588          1,551,519          1,686,348
   Bridging Data Technology venture ..........                 --            159,231                 --            159,231
                                                  ---------------    ---------------    ---------------    ---------------
            Total operating expenses .........            932,848          2,666,597          3,367,165          6,953,231
                                                  ---------------    ---------------    ---------------    ---------------
            Operating loss ...................           (383,193)        (1,852,129)        (2,478,549)        (2,743,039)

GAIN ON SALE OF EQUITY INVESTMENT ............                 --                 --           (406,930)                --

INTEREST (INCOME) EXPENSE, NET ...............            (18,507)           127,955            (13,610)           303,215
                                                  ---------------    ---------------    ---------------    ---------------
            Loss before income taxes .........           (364,686)        (1,980,084)        (2,058,009)        (3,046,254)


INCOME TAX BENEFIT ...........................                 --           (626,666)                --           (959,570)
                                                  ---------------    ---------------    ---------------    ---------------
NET LOSS .....................................    $      (364,686)   $    (1,353,418)   $    (2,058,009)   $    (2,086,684)
                                                  ===============    ===============    ===============    ===============
BASIC AND DILUTED LOSS PER SHARE .............    $         (0.06)   $          (.23)   $         (0.33)   $          (.36)
                                                  ===============    ===============    ===============    ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING IN BASIC AND DILUTED LOSS
  PER SHARE COMPUTATION ......................          6,285,772          5,767,932          6,281,543          5,763,191
                                                  ===============    ===============    ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                          --------------------------------
                                                                                              1999                1998
                                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................................    $(2,058,009)        $(2,086,684)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
       Depreciation and amortization .................................................        561,744             636,536
       Amortization of deferred compensation .........................................         17,368              39,077
       Gain on sale of equity investment .............................................       (406,930)                 --
       Provision for inventory obsolescence ..........................................        800,000                  --
       Tax benefit from carry back of net operating loss .............................             --            (959,570)
       Write-off of investment in subsidiary .........................................             --             159,231

   Changes in operating assets and liabilities-
     (Increase) decrease in:
       Accounts receivable ...........................................................      3,580,837           3,487,367
       Inventories ...................................................................        795,095            (186,006)
       Recoverable income taxes ......................................................      1,121,554                  --
       Prepaid expenses and other ....................................................       (127,617)            615,452
     Increase (decrease) in:
       Accounts payable ..............................................................     (1,047,276)           (864,183)
       Accrued expenses ..............................................................         (5,249)            (46,746)
       Deferred revenue                                                                        82,143              (1,787)
                                                                                         ------------        ------------
           Net cash provided by operating activities .................................      3,313,660             792,687
                                                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equity investment ...........................................        406,930                  --
   Purchases of property and equipment ...............................................        (21,500)           (192,643)
   Capitalized software ..............................................................       (162,909)           (444,766)
                                                                                         ------------        ------------
           Net cash provided by (used in) investing activities .......................        222,521            (637,409)
                                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under line of credit ...............................................     (2,901,000)           (801,000)
   Sale of common stock ..............................................................         24,327                  --
   Increase in note receivable .......................................................             --            (700,000)
   Exercise of stock options .........................................................             --              12,500
                                                                                         ------------        ------------
           Net cash used in financing activities .....................................     (2,876,673)         (1,488,500)
                                                                                         ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................        659,508          (1,333,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................      1,302,984           1,452,409
                                                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................   $  1,962,492        $    119,187
                                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest ........................................................   $     59,028        $    261,270
       Cash paid for income taxes ....................................................             --              50,719

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   REVENUE RECOGNITION AND MAJOR CUSTOMERS:

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facilities during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by March 31, 1999 and 1998 were approximately $403,000 and $2,093,000, respectively. There were no accounts receivable relating to " bill and hold" transactions at March 31,1999. Accounts receivable relating to "bill and hold" transactions were $3,582,000 at March 31, 1998. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Net revenues from one customer accounted for 12% of total net revenues for the three month period ended March 31, 1999 and no customer accounted for 10% or more of total net revenues for the nine month period ended March 31, 1999. Net revenues from one customer represented 19% of total net revenues for the three month period ended March 31, 1998 and two customers represented 17% each of total net revenues for the nine month period ended March 31, 1998.

3.   INVENTORIES:

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                    March 31,        June 30,
                                                      1999             1998
                                                   ----------       ----------
Purchased components and subassemblies ........    $  841,324       $1,599,136
Work-in-process ...............................       176,607          283,587
Finished goods ................................       506,017        1,236,320
                                                   ----------       ----------
                                                   $1,523,948       $3,119,043
                                                   ==========       ==========

The Company entered into an agreement with SCI Technology, Inc. (SCI), a leading contract manufacturer, under which SCI will begin to provide a significant portion of the Company's manufacturing and fulfillment services. Primarily as a result of this decision, the Company recorded a charge of $800,000 to cost of revenues for the write down of certain inventory components during the nine months ended March 31, 1999. Other factors contributing to this write down were the decline in market prices for certain inventory components and the Company's emphasis on marketing its newer NeoStation product line at the expense of its @Work Station family of products.

4.   NOTE RECEIVABLE:

In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary, into Broadreach Consulting, Inc. ("Broadreach") (formerly The Reohr Group, Inc.) in exchange for a 2% stock interest in Broadreach and the reimbursement of $1 million of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 is due on the earlier of three years or upon the completion of an initial public offering of Broadreach. The note bears interest at 8%. Of the total reimbursement, $292,000 was offset against general and administrative expenses during the nine months ended March 31, 1998 for costs previously incurred and charged to expense.

During the nine month period ended March 31, 1999, the Company sold its 2% stock interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statement of operations.

5.   LINE OF CREDIT:

During the three month period ended March 31, 1999, the Company entered into a revolving line of credit agreement with a bank which provides for borrowings up to $2,000,000 with interest at the bank's prime rate plus 2%. The agreement, which will expire on December 31, 1999, also provides that the Company grant security interests in substantially all of its assets and that borrowings will be based on the amount of eligible accounts receivable, as defined. Under the line, the Company is required to maintain specified ratios of working capital and net worth, as defined.

6.   EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three and nine month periods ended March 31, 1999 and 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss during those periods. Options and warrants to purchase 7,456,246 shares of Common stock at prices ranging from $1.06 to $8.75 per share were outstanding at March 31, 1999.

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

In October 1997, the Company merged Information Technology Consulting, Inc. ("ITC"), a wholly owned subsidiary, with Broadreach Consulting, Inc. ("Broadreach") and Global Consulting Group ("Global"). Under the merger, ITC and Global merged into Broadreach, and Neoware received stock that represented a 2% ownership of Broadreach. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions, $300,000 of which was paid in cash. The remainder of the expenses in the amount of $700,000 is repayable by Broadreach on the earlier of three years or the consummation of an initial public offering of Broadreach. The note bears interest at 8% per year. During the nine months ended March 31, 1999, the Company sold its 2% stock interest in Broadreach for $406,930 which is included as a gain on sale of equity investment in the accompanying consolidated statement of operations.

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

In June 1998, the Company entered into a joint marketing and development agreement and an equity purchase agreement with Motorola, Inc., under which Motorola purchased approximately 6% of the

Company's outstanding Common stock. Under the joint marketing and development agreement, the two companies agreed to collaborate on technology for the Windows-based terminal market, and to jointly promote this technology to OEM customers. Although the Company believes that its agreement with Motorola will allow it to compete more effectively in the market for customers who wish to create Windows-based terminals under their own brand names, there can be no assurance that the Company will generate significant revenue from this agreement.


Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.




                                                         Three Months Ended                 Nine Months Ended
                                                                March 31,                      December 31,
                                                        ----------------------            ---------------------
                                                         1999            1998              1999           1998
                                                        ------          ------            ------         ------

Gross Profit ........................................     22.6%           22.0%             11.3%          25.8%
Operating Expenses:
    Sales and marketing .............................     12.9            35.8              15.9           23.5
    Research and development ........................      6.6            10.4               7.3            7.8
    General and administrative ......................     18.8            21.5              19.7           10.3
    Bridging Data Technology venture ................        -             4.3                 -            1.0
                                                        ------          ------            ------         ------
Operating loss ......................................    (15.7)          (50.0)            (31.6)         (16.8)
Gain on sale of equity investment ...................        -               -               5.2              -
Interest income (expense), net ......................       .7            (3.5)               .2           (1.9)
                                                        ------          ------            ------         ------
Loss before taxes ...................................    (15.0)          (53.5)            (26.2)         (18.7)
Income tax benefit ..................................        -           (16.9)                -           (5.9)
                                                        ------          ------            ------         ------
Net loss ............................................    (15.0)%         (36.6)%           (26.2)%        (12.8)%
                                                        ------          ------            ------         ------

Net revenues for the three months ended March 31, 1999 decreased to $2,437,877 from $3,700,832 for the comparable period in the prior fiscal year. Net revenues for the nine months ended March 31, 1999 decreased to $7,844,285 from $16,312,324 for the comparable period in the prior fiscal year. The decrease in net revenues was attributable to the continued transition to the NeoStation family of products which have lower average selling prices ("ASPs") than older products, and the gradual process associated with the full scale implementation of thin client computers by corporate customers subsequent to the deployment of Windows NT 4.0 Terminal Server Edition by Microsoft in August 1998. In addition, revenues from sales to two of the Company's major customers declined significantly in the three and nine months ended March 31,1999 as compared to the comparable periods in the prior year as a result of completing delivery under existing purchase orders during the nine months ended March 31, 1998. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

For the three months ended March 31, 1999, the Company's gross profit percentage amounted to 22.6% versus 22.0% for the comparable period of the prior fiscal year. The Company's gross profit percentage for the nine month period ended March 31, 1999 was 11.3% after the provision for inventory obsolescence of $800,000 and 21.5% before such provision versus 25.8% for the comparable period of the prior fiscal year. The reduction in gross profit percentage in relation to the nine month period ended March 31,1998 was a result of fixed overhead costs representing a higher percentage of revenue and, to a lesser extent, the impact of reduced ASPs which were not offset by lower manufacturing costs. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on ASP's, fixed costs in relation to revenue levels and the mix of business, including the mix of hardware and software revenues. The gross profit percentage also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three and nine month periods ended March 31, 1999 were $932,848 and $3,367,165, respectively, compared to $2,666,597 and $6,953,231 in the comparable periods of the prior fiscal year. Sales and marketing expenses decreased to $313,819 and $1,244,345 for the three and nine months ended March 31, 1999 as compared to $1,325,783 and $3,838,795 for the comparable periods of the prior year as a result of the continued restructuring of the U.S. and international sales force and reduced commissions attributable to lower revenues. During the nine months ended March 31, 1999, the Company terminated its relationship with its U.S. distributor. The Company believes that the elimination of a level of distribution will allow it to price its products more competitively without a negative impact on gross profit. The Company is utilizing a low cost telesales channel to complement its current sales efforts and is selling to Value Added Resellers ("VAR's"). Research and development expenses for the three and nine months ended March 31, 1999 decreased to $161,001 and $571,301, respectively, as compared to $384,995 and $1,268,857 for the comparable periods in the prior year primarily as a result of the Company's completion of the introduction of the NeoStation family of products in fiscal 1998.The decreases in research and development expenses were accomplished primarily through staffing changes and a substantial reduction in the use of outside consultants and services. General and administrative expenses for the three and nine months ended March 31, 1999 decreased to $458,028 and $1,551,519, respectively, as compared to $796,588 and $1,686,348 for the comparable periods in the prior year due primarily to the Company's cost reduction efforts. General and administrative expenses for the nine months ended March 31, 1998 include the impact of the reimbursement of expenses related to ITC totaling $292,000. The reduction of BDT expenses for the three and nine month periods ended March 31, 1999 as compared to the comparable periods in the prior year reflects the impact of an agreement which reduced the Company's ownership position and eliminated the Company's requirement to fund future operations of BDT effective January 1, 1998.

The Company realized net interest income of $18,507 and $13,610 for the three and nine months ended March 31, 1999 as compared to net interest expense of $127,955 and $303,215 for the comparable periods in the prior year. The decline in interest expense was primarily due to decreased borrowings under the Company's line of credit combined with the collection of recoverable income taxes of $1,121,554 and the proceeds of $406,930 from the sale of its equity investment in Broadreach and the investment of such funds in interest bearing accounts.

The effective income tax rate was approximately 31.6% and 31.5% for the three and nine month periods ended March 31, 1998, respectively. No income tax benefit was recognized as a result of the net operating losses incurred during the three and nine month periods ended March 31, 1999. The tax benefits for the three and nine month periods ended March 31, 1998 reflect recovery of taxes paid in prior years.

For the three and nine month periods ended March 31, 1999, the Company's net loss was $364,686 and $2,058,009, respectively, as compared to a net loss of $1,353,418 and $2,086,684 for the comparable periods of the prior year. The decrease in net loss for the three month period ended March 31, 1999 compared to the comparable period in the prior year was primarily attributable to the Company's cost reduction and restructuring actions. The Company's net loss for the nine months ended March 31, 1999 includes a provision for inventory obsolescence of $800,000 and no income tax benefit from the net operating loss, offset in part by reduced operating and interest expenses and the gain of $406,930 on the sale of the Company's equity investment in Broadreach. The Company's net loss for the nine months ended March 31, 1998 includes a reduction in general and administrative expenses of $292,000 related to ITC and an income tax benefit of $959,570.

Liquidity and Capital Resources

At March 31, 1999, the Company had net working capital of approximately $3,042,000 composed primarily of cash and cash equivalents and accounts receivable. The Company's principal sources of liquidity included approximately $1,962,000 of cash and cash equivalents and a $2,000,000 revolving bank line of credit facility which was entered into during the three month period ended March 31, 1999. The line of credit agreement expires on December 31, 1999 and provides for interest at the bank's prime rate plus 2%. The agreement also provides that the Company grant security interests in substantially all of its assets, that borrowings under the line will be based on the amount of eligible accounts receivable, as defined, and that the Company maintain specified ratios of working capital and net worth, as defined. Management of the Company believes that the new line, in conjunction with its existing cash reserves and the recently completed restructuring of its operations, will provide adequate funding for its operating requirements for the calendar year 1999.

Cash and cash equivalents increased by approximately $660,000 during the nine month period ended March 31, 1999, primarily due to the collection of recoverable income taxes, the proceeds from the sale of its equity investment in Broadreach and a decrease in accounts receivable offset by the loss from operations, repayments under the line of credit and a decrease in accounts payable and accrued expenses.

The Company generated cash from operations of approximately $3,314,000 and $793,000 during the nine months ended March 31, 1999 and 1998, respectively.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.


Year 2000 Compliance

The Company continues to evaluate its Year 2000 exposures. The following areas were evaluated: internal management information and embedded systems, products, vendors and customers.


The Company utilizes various computer software programs and systems as part of its internal management information systems which are primarily off-the-shelf products purchased from commercial sources with minor customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known defects in the software. All major systems have been reviewed for Year 2000 issues. The Company's financial accounting software is not Year 2000 compliant. The Company is testing an upgrade to the current software, which is Year 2000 compliant, and will cost approximately $25,000 for the software and training. Conversion to the updated software is scheduled for the second quarter of calendar year 1999. The Company's engineering department utilizes UNIX based systems, which are not Year 2000 compliant; however, the nature of the utilization is not date sensitive. The operating systems can be upgraded for less than $5,000. The Company is in the process of implementing a sales contact management and service data base software application which is Year 2000 compliant. The total cost of such software is expected to be less than $15,000. All other significant internal systems are either compliant or not critical to ongoing operations. The Company does not utilize any significant systems with embedded technology.


All of the Company's products sold after March 1997 were tested and found to be Year 2000 compliant.

None of the Company's vendors provides more than 20% of the Company's annual raw material requirements and alternative sources are generally available. The Company is scheduled to complete the evaluation of the Year 2000 readiness of its sole source vendors by June 30, 1999. Contingency plans will be developed to ensure continued supply in the event a vendor expects to incur difficulties achieving Year 2000 compliance. In addition, any customers which represent more than 10% of the Company's annual revenues will be surveyed for compliance with Year 2000 by June 30, 1999 in an effort to identify possible interruptions to the Company's revenue streams. The Company intends to complete this analysis and contingency planning by September 30, 1999. There can be no assurance that the Company will not be adversely affected by the failure of distributors, suppliers, customers and vendors with which it interacts to become Year 2000 compliant. The Company has not determined the extent to which its business and customers might be affected in that event.

The Company estimates that the total cost to complete its Year 2000 evaluation and remediation, including normal planned system upgrades, of all internal systems will be less than $50,000, of which approximately $35,000 has been incurred to date. Funding for these costs is expected to be provided by cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Forward-Looking Statements

Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership of the Company's systems, expansion of software products and thin client computer hardware products, statements regarding Year 2000 compliance and statements regarding the pending litigation. The words "believe," "expect," "intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the Company's ability to lower its costs, the ability of the Company to market its products with Motorola to OEM customers, reliance on Microsoft's actions relating to Windows NT, customers' acceptance of Neoware's line of thin clients and newly introduced options, pricing pressures, rapid technological changes in the industry, growth of the thin client computer market, increased competition and the ability of the Company, its distributors, vendors, suppliers and customers to effectively address Year 2000 compliance issues. Additional factors which could affect the Company's actual results include quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 11, 1998, a complaint entitled Cerrato, Inc. v. Neoware Systems, Inc., 98 Civ. 1748 (JSM), was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO (the New York action). The Complaint asserts claims under ss. 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the Company and a spin-off. A First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement on April 30, 1998 that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998.

Thereafter, four separate purported securities class actions: Galitzer v. Neoware Systems, Inc., 98CV2582 (BWK), Pollison v. Neoware Systems, Inc., 98CV2879 (BWK), Tuchman v. Neoware Systems, Inc., 98CV2868 (BWK), and Grubin v. Neoware Systems, Inc., 98CV3651 (BWK), were filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania actions"). The Pennsylvania actions name some of the same individual defendants as the FAC, as well as certain additional directors and officers, and alleges violations of ss.ss. 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on factual allegations similar to those added to the New York action in the FAC on behalf of a purported class of purchasers of the Company's securities between October 30, 1997 and April 30, 1998. In December 1998, the New York action was transferred to the Eastern District of Pennsylvania and now all actions have been consolidated under the heading In re Neoware Systems, Inc. Securities Litigations, Master File No. 98-CV-2582. Lead co-plaintiffs and counsel have been appointed, and a consolidated and amended complaint and an amended motion for class certification have been filed.

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


                                         NEOWARE SYSTEMS, INC.



Date:  May 14, 1999             By: /S/ EDWARD C. CALLAHAN, JR.
                                    -----------------------------
                                        Edward C. Callahan, Jr., President
                                        and Chief Executive Officer




Date: May 14, 1999              By: /S/ VINCENT T. DOLAN
                                    ---------------------------------
                                        Vincent T. Dolan, Chief Financial
                                        Officer (Principal Accounting
                                        Officer and Principal Financial Officer)