Form 10-K
period 1999-06-30
NEOWARE SYSTEMS INC
filed 1999-09-28
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 1999
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number 000-21240
                                               ---------

                              NEOWARE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter.)

             Delaware                                            23-2705700
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

       400 Feheley Drive,
 King of Prussia, Pennsylvania                                       19406
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (610) 277-8300
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

       None                                               None
-------------------                               -------------------

           Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, par value $.001 per share; and Redeemable Common Stock Purchase Warrants each to purchase one share of Common Stock for $5.50 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES _X_   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $6,691,530. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on September 22, 1999. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 22, 1999 was 6,285,782.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 9, 1999 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.......................................................................  3
      Item 1.  Business......................................................  3
      Item 2.  Properties....................................................  9
      Item 3.  Legal Proceedings.............................................  9
      Item 4.  Submission of Matters to a Vote of Security Holders........... 10

PART II...................................................................... 11
      Item 5.  Market for Registrant's Common Equity and Related
                Shareholder Matters.......................................... 11
      Item 6.  Selected Financial Data....................................... 11
      Item 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 12
      Item 8.  Financial Statements and Supplementary Data................... 19
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 19

PART III..................................................................... 19
      Item 10. Directors and Executive Officers of the Registrant............ 19
      Item 11. Executive Compensation........................................ 21
      Item 12. Security Ownership of Certain Beneficial Owners
                and Management............................................... 21
      Item 13. Certain Relationships and Related Transactions................ 21

PART IV...................................................................... 21
      Item 14. Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.......................................... 21

                                     PART I


ITEM 1. BUSINESS.

General

     Neoware Systems, Inc. (the "Company") designs, manufactures and markets a family of Windows-based terminals and thin client computers. The Company's NeoStationTM family of Windows-based terminals and related software allow users to access applications and information on multiple platforms, including both mainframe and mid range computers, as well as the Internet, running a wide variety of operating systems, including all versions of the Windows(R) operating system, Citrix WinFrame, UNIX(TM) and Java. Unlike Java network computers, an alternative type of thin client, Neoware's products do not require customers to rewrite their applications in the Java language or to use Java emulators to access their existing systems. Unlike personal computers, the Company's products are designed primarily to run applications on a server, not on the desktop. This offers a number of significant advantages compared to an architecture based upon personal computers. Windows-based terminals and thin clients such as the Company's NeoStation line of products are designed to be easier to install, maintain and administer than traditional personal computers. Such lower administration costs are designed to lower the total cost of ownership of systems utilizing the Company's products when compared to personal computers.

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

     In October 1997, the Company merged Information Technology Consulting, Inc., a wholly-owned subsidiary ("ITC"), with Broadreach Consulting, Inc. ("Broadreach") and Global Consulting Group. As a result of the merger, the Company, as the sole stockholder of ITC, received stock of the surviving entity representing approximately 2% ownership of the entity after the merger. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to acquire companies in the computer services field, $300,000 of which was paid in cash. The remainder of the expenses, in the amount of $700,000, is repayable by Broadreach pursuant to a note upon the earlier of three years or the consummation of an initial public offering of Broadreach. The note bears interest at 8% per year. In November 1998, the Company sold its 2% interest in Broadreach for $406,930.

     In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT acquired and further developed a software product for upgrading programs and data for Year 2000 compliance. The Company entered into an agreement effective January 1, 1998 which reduced the Company's ownership position in BDT and eliminated the Company's requirement to fund future operations. In addition, effective March 31, 1998, the Company wrote off the full amount of its investment in BDT. The write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur in the near future. Future cash distributions, if any, from BDT will be recorded as income in the period during which the transaction occurs.

Product Strategy

     The Company's current strategy is to become a leader in the Windows-based terminal and thin client computer market by focusing on expanding its software products and its thin client computer hardware. The Company has invested significant resources in sales and marketing and research and development in the current and prior years to bring its new product families to market. The Company's Windows-based terminal and thin client products incorporate the following elements:

     o A choice of operating environments. The Company's products are designed to run both its netOS operating environment and Microsoft's Windows(R)CE. The Company offers both environments on its hardware products in order to give its customers a high level of flexibility. During the current and prior years, the Company developed and enhanced netOS and WinCE, both of which are cross-platform software tools for Windows-based terminals and thin clients based on industry standard protocols and technologies. The Company's products allow users to access applications and information on multiple platforms, including both mainframe and mid range computers, as well as the Internet, running a wide variety of operating systems, including all versions of the Windows(R) operating system, Citrix WinFrame, UNIX(TM) and Java.

     o Cost-effective, High-Performance Windows-based terminal and thin client products. The Company's primary products, the NeoStation 2000 Series, are based upon a highly integrated line of microprocessors from Motorola. The Company believes that this line of microprocessors offers it a very cost effective hardware platform, especially compared to personal computers. The primary microprocessor used in the Company's products, the Motorola MPC 8XX, includes a number of important components built into the processor that required additional components on the Company's older products. This integration reduces the cost of the Company's products and makes them easier to produce. The NeoStation family is offered in a very small enclosure that is approximately the size of a hardcover book. As a result, it takes up significantly less space than a personal computer, although it offers similar capabilities when connected to a server. The Company's products are designed to operate in network environments, and include an Ethernet connection, serial ports, and connections for printers and monitors. The Company also produces older products utilizing microprocessors from other companies.

     o Focus on central administration and lower total cost of ownership. The Company's products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize the Company's products typically run applications and store files on a server, not on the desktop as with a personal computer. This makes administration of networks of the Company's products much simpler than administration of personal computer networks, since administration takes place at a small number of servers. Additionally, the Company sells its Remote Manager software that makes its products easier to update and administer centrally.

     o Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including operating systems, windowing and networking software, applications software development, graphics acceleration, multimedia design and compression algorithms.

     o Low-Cost Design and Manufacturing. The Company plans, implements and manages the manufacturing of its products to take advantage of industry-standard components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of products quickly to meet customer demand. During the quarter ended June 30, 1999, the Company began outsourcing a significant portion of its manufacturing requirements to SCI Technology, Inc.

     o Modularity and Use of Standard Peripherals. The Company's line of thin clients and Windows-based terminals are designed to be compatible with a wide range of standard off-the-shelf peripherals, including keyboards and monitors, PC card flash and network cards.

Customers

     The Company's customers span a wide range of industries, including aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications. The Company's products have been adopted by such customers as 1-800-Flowers, Caesar's Palace, Daughters of Charity, ESPN, Hollywood Video and Neiman Marcus.

     Net revenues from International Business Machines Corporation ("IBM") represented 15% and 15% of total net revenues for fiscal 1998 and 1997, respectively. Net revenues from Intel Corporation represented 14% and 25% of total net revenues for fiscal 1998 and 1997, respectively. Sales to IBM and Intel declined significantly during the last six months of fiscal 1998, as a result of completing delivery of product under existing purchase orders. No single customer represented 10% or more of total net revenues during fiscal 1999.

Product Development

     The Company believes that its ability to expand the market for its Windows-based terminal products will depend in large part upon its ability to develop enhancements to the Windows CE environment, enhance its own netOS software, and continue to develop new products which incorporate the latest improvements in performance, capability and manageability. Accordingly, the Company is committed to investing significant resources in software and hardware development activities. During fiscal 1999, 1998 and 1997 the Company's expenditures for research and development totaled $726,633, $1,443,720 and $1,071,991, respectively.

     The Company's current research and development programs include:

     o Continued enhancement of netOS software with an emphasis on compatibility and interoperability with Microsoft and Citrix enterprise environments.

     o Development of enhancements to the Windows CE environment that make it more manageable in enterprise environments and allow users to connect to a variety of enterprise systems.

     o Continued development and enhancement of remote management of net OS and Windows CE clients in an enterprise environment.

     o Development of enhanced connectivity to Windows, Linux and other application servers.

     o  Continued enhancements of hardware platforms.

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

     The Company distributes its products in North America through direct sales to end user customers, including the use of low-cost telesales channel, value-added resellers, system integrators, OEMs and the Internet. The timing of sales to the Company's customers and the continued evolution of the market for Windows-based terminals will impact the Company's future operating results.

     The Company utilizes distributors for its products throughout the world, including relationships with distributors in the United Kingdom, France, Scandinavia, Germany, Switzerland, Italy, Spain, Russia, Israel, Australia, and India. Foreign revenues, which accounted for approximately 29%, 20% and 22% of net revenues, respectively, in fiscal 1999, 1998 and 1997, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

Service and Support

     The Company believes that its ability to provide service and support is an important element in the marketing of its products. The Company maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support specialists not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist in increasing the efficiency and productivity of their systems. The Company provides system level hardware support through its factory-based technical maintenance organization and through contracted third-party maintenance organizations.

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

     At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's windows-based computers, but are still appealing to certain price sensitive customers. The Company believes that thin clients will become increasingly competitive with ASCII and 3270 terminal systems.

Manufacturing and Suppliers

     During the latter part of the 1999 fiscal year, the Company began transitioning its production activities to SCI Technology, Inc., a leading contract manufacturer. This process was completed in July 1999. These operations consist primarily of final assembly, configuration, testing and quality control of material components, sub-assemblies and systems. Under the Company's agreement with SCI, products are manufactured and shipped in accordance with the Company's purchase orders. SCI purchases materials to manufacture the Company's products according to the quantity and delivery schedule set forth in the purchase orders. Upon cancellation of a purchase order or termination of the agreement, the Company would be responsible for finished products, work-in-process and material purchased to fill a purchase order or authorized to be purchased by the Company. The Company has maintained a limited in-house capability to conduct production activities on an as needed basis, and has retained primary capability for post-manufacturing and installation quality analysis and control. In addition, the Company maintains an approved vendor list and control of engineering changes of parts and components. Incoming material is inspected by SCI for conformance with the Company's specifications. The Company conducts regular on-site inspection at its vendors' facilities to maintain quality control.

     The components and sub-assemblies used in the Company's products are either standard, commercially available components or are manufactured to the Company's specifications by independent suppliers, including foreign suppliers who are subject to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. A number of components and parts used in the Company's products, including microprocessors, are currently available only from single sources. Prolonged or repeated delays in the receipt of these components could have a material adverse effect on the Company's operations.

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

     Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach by the Company. The Company has licensed technology from Citrix Systems, Inc., Microsoft, Spyglass, Inc., Liberate Technologies (formerly Network Computer, Inc.) and Pericom Software PLC. In addition to these licensing agreements, the Company holds a license agreement with the Open Software Foundation (OSF), and various other licenses which it does not consider to be material.

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

Employees

     As of June 30, 1999, the Company had 39 employees.


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


ITEM 3. LEGAL PROCEEDINGS.

     On March 11, 1998, a complaint entitled Cerrato, Inc. v. Neoware Systems, Inc., 98 Civ. 1748 (JSM), was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO(the "New York action"). The Complaint asserts claims under ss. 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the company and a spin-off. A

First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998.

     Thereafter four separate purported securities class actions: Galitzer v. Neoware Systems, Inc., 98CV2582 (BWK), Pollison v. Neoware Systems, Inc., 98CV2879 (BWK), Tuchman v. Neoware Systems, Inc., 98CV2868 (BWK), and Grubin v. Neoware Systems, Inc., 98CV3651 (BWK), were filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania actions"). The Pennsylvania actions name some of the same individual defendants as the FAC, as well as certain additional directors and officers, and alleges violations of ss.ss. 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on factual allegations similar to those added to the New York action in the FAC on behalf of a purported class of purchasers of the Company's securities between October 30, 1997 and April 30, 1998. In December 1998, the New York action was transferred to the Eastern District of Pennsylvania and now all actions have been consolidated under the heading In re Neoware Systems, Inc. Securities Litigations, Master File No. 98-CV-2582. Lead co-plaintiffs and counsel have been appointed and a consolidated and amended complaint and an amended motion for class certification have been filed.

     The Company disputes the validity of these claims and intends to defend the cases vigorously. On August 27,1999, the defendants moved to dismiss the consolidated and amended complaint in its entirety. Plaintiffs have until October 22,1999 to respond to the motion.

     On May 5, 1998, a complaint was filed in the Court of Common Pleas of Montgomery County against the Company by Development Concepts, Inc. ("DCI"). The complaint asserts claims for common law breach of contract, fraud, misrepresentation, breach of warranty and violations of the federal Lanham Act arising primarily from the parties' contractual relationships. The complaint seeks an indeterminate amount of monetary damages in excess of $1,500,000. On October 29, 1998, the Company filed its Answer and Counterclaim to the complaint asserting the claims for breach of contract, unjust enrichment, unfair competition and misappropriation of trade secrets. The Counterclaim demands injunctive and monetary relief in excess of $180,000. The Company disputes the validity of DCI's claims and intends to defend these claims and pursue its own claims vigorously.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1999.

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

                         Common Stock                        Warrants
                     ---------------------            ---------------------
1999                 High            Low              High             Low
----                 -----          ------            -----            ----
First Quarter        2 5/8          1 1/16            17/32            3/16
Second Quarter       1 5/8          15/16             1/4              1/16
Third Quarter        1 5/8          15/16             3/16             1/16
Fourth Quarter       1 3/8          3/4               5/32             1/16

                         Common Stock                        Warrants
                     ---------------------           ------------------------
1998                 High            Low              High              Low
----                 -----          ------           -------           ------
First Quarter        6 13/16        4 1/16            2 5/16           1 9/32
Second Quarter       5 1/16         2 1/8             1 3/4            1/2
Third Quarter        3              2 1/4             3/4              5/16
Fourth Quarter       5 1/16         1 3/4             1 3/16           3/8


     The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

     There were approximately 55 holders of record of Common Stock as of June 30, 1999. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

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

                                                                               Year Ended June 30,
                                                -------------------------------------------------------------------------------
                                                    1999             1998              1997             1996           1995
                                                    ----             ----              ----             ----           ----
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $10,665,753      $19,976,423      $25,467,487      $20,819,444      $21,841,229
                                                -----------      -----------      -----------      -----------      -----------
Gross profit                                      1,367,637        3,637,368        8,393,642        5,115,850        4,990,123
Operating expenses                                4,163,346        9,389,393        7,942,846        4,390,344        2,680,209
                                                -----------      -----------      -----------      -----------      -----------
Operating (loss) income                          (2,795,709)      (5,752,025)         450,796          725,506        2,309,914
Gain on sale of equity investment                   406,930               --               --               --               --
Interest (expense) income, net                       38,317         (338,354)          69,224          220,277          (23,239)
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes                (2,350,462)      (6,090,379)         520,020          945,783        2,286,675
Income taxes                                        430,396       (1,121,554)         182,791          322,898          843,405
Net (loss) income                               $(2,780,858)     $(4,968,825)     $   337,229      $   622,885      $ 1,443,270
                                                ===========      ===========      ===========      ===========      ===========
Basic earnings per share                        $     (0.44)     $     (0.86)     $      0.06      $      0.11      $      0.42
Diluted earnings per share                      $     (0.44)     $     (0.86)     $      0.05      $      0.10      $      0.39

Weighted average number of shares used in
 basic earnings per share computation             6,278,317        5,784,366        5,712,309        5,612,386        3,456,990
Weighted average number of shares used in
 diluted earnings per share computation           6,278,317        5,784,366        7,132,898        6,069,012        3,747,633

BALANCE SHEET DATA:

Current assets                                  $ 5,646,345      $10,861,643      $16,002,051      $11,165,185      $12,373,592
Current liabilities                               3,223,986        6,180,319        7,555,703        2,449,010        4,554,720
Working capital                                   2,422,359        4,681,324        8,446,348        8,716,175        7,818,872
Total assets                                      7,325,897       13,021,393       18,327,115       12,023,903       13,161,155
Long-term debt excluding current portion                 --               --               --            3,733            9,293
Stockholders' equity                              4,101,911        6,841,074       10,771,412        9,481,890        8,494,565






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

     The Company's current strategy is to become a leader in the Windows-based terminal and thin client computer market by focusing on expanding its software products and its thin client computer hardware. The Company plans to continue to develop strategic partnerships on the basis of technology and/or expanding its sales and distribution channels. The Company has engaged The Platinum Group of New York to assist in these areas, as well as to identify potential equity investors and other business combinations. The Company sells its products in North America directly to end users and through value added resellers, system integrators, OEMs and the Internet.

     In October 1997, the Company merged Information Technology Consulting, Inc. (`ITC"), a wholly owned subsidiary, with Broadreach Consulting, Inc. ("Broadreach") and Global Consulting Group ("Global"). Under the merger, ITC and Global merged into Broadreach, and Neoware received stock that represented a 2% ownership of Broadreach. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to make these acquisitions, $300,000 of which was paid in cash. The remainder of the expenses in the amount of $700,000 is repayable by Broadreach on the earlier of three years or the consummation of an initial public offering of Broadreach. The note bears interest at 8% per year. During the year ended June 30, 1999, the Company sold its 2% stock interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statement of operations included in Item 8.

     In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT acquired and further developed a software product, SmartBridge (TM), which utilizes the "intelligent bridging" approach to upgrading programs and data for Year 2000 compliance. The Company entered into an agreement effective January 1, 1998 which reduced the Company's ownership position in BDT and eliminated the Company's requirement to fund future operations. In addition, effective March 31, 1998, the Company wrote off the full amount of its investment in BDT. The write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur in the near future. Future cash distributions, if any, from BDT will be recorded as income in the period during which the transaction occurs.

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

                                                     Year Ended June 30,
                                           -------------------------------------
                                            1999            1998            1997
                                           ------          ------          -----
Gross profit                                12.8%           18.2%          33.0%
Operating expenses:
  Sales and Marketing                       14.0            22.4           17.0
  Research and Development                   6.8             7.2            4.2
  General and administrative                18.2            13.3            8.6
  Restructuring charge                                       1.0
  Bridging Data Technology venture                           3.1            1.4
                                           ------          ------          ----
Operating (loss) income                    (26.2)          (28.8)           1.8
Gain on sale of equity investment            3.8
Interest (expense) income                    0.4            (1.7)           0.2
(Loss) income before taxes                 (22.0)          (30.5)           2.0
Income tax (benefit) expense                 4.0            (5.6)           0.7
                                           ------          ------           ---
Net (loss) income                          (26.1)%         (24.9)%          1.3%
                                           ======          ======           ===

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

     For the year ended June 30, 1999, net revenues decreased by 46.6% to $10,665,753 from $19,976,423 for the prior fiscal year. The decrease in net revenues was attributable to the continued transition to the NeoStation family of products which have lower selling prices than older products, and the gradual process associated with the full scale implementation of thin client computers by corporate customers subsequent to the deployment of Windows NT 4.0 Terminal Server Edition from Microsoft in August 1998 and the implementation of Year 2000 compliant systems by the Company's customers. In addition, sales to two of the Company's major customers declined significantly during the 1999 fiscal year, as compared to the 1998 fiscal year, as a result of completing delivery of product under existing purchase orders. Revenues to such customers are expected to remain at this reduced level for the foreseeable future. The Company is subject to significant variances in its operating results because of the fluctuations in the timing of the receipt of large orders.

     The Company's gross profit as a percentage of net revenues decreased to 12.8% for the year ended June 30, 1999, after the provision for inventory obsolescence of $800,000, from 18.2% for the prior fiscal year. The decrease was primarily attributable to fixed overhead representing a higher percentage of revenues and, to a lesser extent, the impact of reduced average selling prices which were not offset by lower manufacturing costs. The Company anticipates that gross margins will vary from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of the Company's business, including the percentage of revenues derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

     Operating expenses for the year ended June 30, 1999 were $4,163,346, a decrease from operating expenses of $9,389,393 in the prior fiscal year. Sales and marketing expenses decreased by $2,986,346 to $1,497,943 for the year ended June 30, 1999 as compared to $4,484,289 in fiscal 1998. The decrease reflects the continued restructuring of the domestic and international sales force and reduced commissions attributable to lower revenues. During the 1999 fiscal year, the Company terminated its relationship with its U.S. distributor. The Company believes that the elimination of a level of distribution will allow it to price its products more competitively without a negative impact on gross profit. The Company is using a lower cost telesales channel and the Internet to complement its current sales efforts and is selling to Value Added Resellers. Research and development expenses for the year ended June 30, 1999 decreased to $726,633 as compared to $1,443,720 primarily as a result of the Company's completion of the introduction of the NeoStation family of products in the 1998 fiscal year. The decrease in research and development expenses was accomplished primarily through staffing changes and a substantial reduction in the use of outside consultants and services. General and administrative expenses for the year ended June 30, 1999 decreased to $1,938,770 from $2,649,800 in the year ended June 30, 1998 primarily due to the Company's cost reduction efforts. The reduction of BDT's expenses as compared to the 1998 fiscal year reflects the impact of the agreement which reduced the Company's ownership position and eliminated the Company's requirement to fund future operations of BDT effective January 1, 1998. The write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur. Future cash distributions to the Company from BDT, if any, will be recorded as income in the period during which the transaction occurs. Expenses related to BDT including the investment write-off, have been reclassified as expenses of BDT venture in the Company's Consolidated Financial Statements included under Item 8. hereof.

     The Company realized net interest income of $38,317 for the year ended June 30, 1999 as compared to net interest expense of $338,354 for the 1998 fiscal year. The decline in interest expense was primarily due to decreased borrowings under the Company's line of credit combined with the collection of recoverable income taxes of $1,121,554 and the proceeds of $406,930 from the sale of its equity investment in Broadreach and the investment of such funds in interest bearing accounts.

     The effective income tax rates were approximately 18.3% as compared to 35.2% for the year ended June 30, 1998. During the year ended June 30,1999, the Company recorded income tax expense of $430,396 to reserve for a previously recorded deferred tax asset. No income tax benefit was recognized in the 1999 fiscal year as a result of the net operating losses incurred during the year as there is no assurance at this time that the benefit of the net operating loss carryforward will be realized. The tax benefit for the year ended June 30, 1998 reflects recovery of taxes paid in prior years.

     For the year ended June 30, 1999, the Company's net loss was $2,780,858 as compared to a net loss of $4,968,825 for the prior year. The Company's net loss for the year ended June 30, 1999 includes a provision for inventory obsolescence of $800,000, an income tax charge of $430,396 and no income tax benefit from the net operating loss, offset in part by reduced operating and interest expenses and the gain of $406,930 on the sale of the Company's equity investment in Broadreach.

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

     For the year ended June 30, 1998, net revenues decreased by 21.6% to $19,976,423 from $25,467,487 for the prior fiscal year. The Company's net revenues for the 1998 fiscal year primarily represent a transition from its line of network computers and X Window terminals to its NeoStation family of Windows-based terminals which were introduced in December 1997. Net revenues for the year ended June 30, 1997 represent shipments of the Company's network computer product line and revenues earned from licensing agreements for its netOS system software. The decrease in net revenues was attributable to the aforementioned transition to the NeoStation family of products which have lower selling prices than older products, and the delay in the full scale implementation of thin client computers by corporate customers as they awaited the deployment of Windows Terminal Server from Microsoft. In addition, sales to two of the Company's major customers declined significantly during the last six months of fiscal 1998, as a result of completing delivery of product under existing purchase orders. Revenues to such customers are expected to remain at this reduced level for the foreseeable future. The Company is subject to significant variances in its operating results because of the fluctuations in the timing of the receipt of large orders.

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

     The effective income tax rates were approximately 18.4% in the 1998 fiscal year as compared to 35.2% in the prior fiscal year. The reduced rate during the year ended June 30, 1998 reflects the recording of a valuation reserve of $679,749 against deferred tax assets.

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

Liquidity and Capital Resources

     At June 30, 1999, the Company had net working capital of $2,422,359 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity include $1,470,906 of cash and cash equivalents and a $2,000,000 bank line of credit facility, of which $1,857,000 was available as of June 30, 1999. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus two percent (2%), with interest payable monthly, and all principal and interest due and payable on December 31, 1999. At June 30, 1999, the Company was not in compliance with certain of its financial covenants and the bank has granted a waiver of such non-compliance. In connection with such waiver, the Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time but not less than $400,000.

     Cash and cash equivalents increased by $167,922 during the year ended June 30, 1999, primarily as a result of the collection of recoverable income taxes, the proceeds from the sale of its equity investment in Broadreach and a decrease in accounts receivable and inventories offset by the loss from operations, repayments under the line of credit and a decrease in accounts payable.

     The Company generated $2,963,818 in cash from operating activities in fiscal 1999 compared to $347,386 during fiscal 1998. The increase in cash generated from operations during fiscal 1999 is primarily due to the reduction of the net loss and reductions in accounts receivable, inventories and recoverable income taxes. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

     Net cash of $135,104 was generated by investing activities in fiscal 1999 primarily due to the proceeds from the sale of the Company's equity investment in Broadreach. Net cash of $786,195 was used in investing activities in fiscal 1998 primarily due to the capitalization of development costs related to new software products and enhancements to existing software products.

     The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures through fiscal 2000. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.

Inflation

     The Company believes that inflation has not had a material effect on its sales and net revenues during the past three years.

Year 2000 Compliance

     The Company continues to evaluate its Year 2000 exposures. The following areas were evaluated: internal management information and embedded systems, products, vendors and customers.

     The Company utilizes various computer software programs and systems as part of its internal management information systems which are primarily off-the-shelf products purchased from commercial sources with minor customization. Updates to these products are routinely installed by the Company to upgrade the systems and correct known defects in the software. All major systems have been reviewed for Year 2000 issues. The Company's financial accounting software is not Year 2000 compliant. The Company is testing an upgrade to the current software, which is Year 2000 compliant, and will cost approximately $25,000 for the software and training. Conversion to the updated software has been substantially completed. The Company's engineering department utilizes UNIX based systems, which are not Year 2000 compliant; however, the nature of the utilization is not date sensitive. The operating systems can be upgraded for less than $5,000. The Company is in the process of implementing a sales contact management and service data base software application which is Year 2000 compliant. The total cost of such software is expected to be less than $15,000. All other significant internal systems are either compliant or not critical to ongoing operations. The Company does not utilize any significant systems with embedded technology.

     All of the Company's products sold after March 1997 were tested and found to be Year 2000 compliant.

     None of the Company's vendors provides more than 20% of the Company's annual raw material requirements and alternative sources are generally available. The Company has substantially completed its evaluation of the Year 2000 readiness of its sole source vendors. Contingency plans have been developed to ensure continued supply in the event a vendor expects to incur difficulties achieving Year 2000 compliance. . There can be no assurance that the Company will not be adversely affected by the failure of distributors, suppliers, customers and vendors with which it interacts to become Year 2000 compliant. The Company has not determined the extent to which its business and customers might be affected in that event.

     The Company estimates that the total cost to complete its Year 2000 evaluation and remediation, including normal planned system upgrades, of all internal systems is less than $50,000, of which approximately $40,000 has been incurred to date. Funding for these costs is expected to be provided by cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Forward-Looking Statements

     Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership of the Company's systems, expansion of software products and thin client computer hardware products, statements regarding Year 2000 compliance and statements regarding the pending litigation. The words "believe," "expect," intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the Company's ability to lower its costs, the Company's relationship with SCI, the ability of the Company to market its products with Motorola to OEM customers, reliance on Microsoft's actions relating to Windows NT, customers' acceptance of Neoware's line of thin clients and newly introduced options, pricing pressures, rapid technological changes in the industry, growth of the thin client computer market, increased competition and the ability of the Company, its distributors, vendors, suppliers and customers to effectively address Year 2000 compliance issues. Additional factors which could affect the Company's actual results include quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

     The following individuals are the current executive officers of the
Company:

     Name                     Age   Position
     ----                     ---   --------
     Edward C. Callahan, Jr.  53    President and Chief Executive Officer

     Michael G. Kantrowitz    39    Executive Vice President

     Steven B. Ahlbom         49    Vice President of Operations

     Edward M. Parks          47    Vice President of Engineering

     Vincent T. Dolan         56    Vice President of Finance and Administration


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

     Mr. Dolan has been Vice President of Finance and Administration since January 27, 1999. Prior to joining the Company, he served as Vice President-Finance and Administration for Superior Tube Company of Collegeville, Pennsylvania (a subsidiary of Superior Group, Inc.), a manufacturer of specialty, small diameter tubing, from 1991 through 1998. From 1983 until 1988, Mr. Dolan also served as Vice President-Finance and Administration and Chief Financial Officer of General Data Systems, Ltd, a computer services company and, prior to that, as Executive Vice President-Finance and Administration of Omni Exploration, Inc.(a Nasdaq Company). Mr. Dolan was also employed by Coopers & Lybrand and is a certified public accountant.

     All officers of the Company are appointed annually by the Company's Board and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

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

3.3     By-laws (Exhibit 3.2)(7)

4.1     Form of Warrant Certificate (Exhibit 4.2)(2)

4.2 Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (Exhibit 4.4)(3)

4.3 Warrant Agreement, dated March 2, 1995, between Continental Stock Transfer & Trust Company and the Registrant (Exhibit 4.5)(2)

4.4 Common Stock Purchase Warrants held by Kirlin Holding Corp. and two related persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Common Stock Purchase Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants, held by such related persons are not being filed) (Exhibit 4.5)(6)

10.1 Letter Agreement between Safeguard Scientifics, Inc. and Registrant (Exhibit 10.5)(3)

10.2    Lease between the Registrant and GBF Partners, as amended (Exhibit
        10.9)(4)

10.3+   1995 Stock Option Plan (Exhibit 10.9)(2)

10.4+   1995 Stock Option Plan (as amended on November 12, 1996)

10.5+ Employment Agreement, dated March 2, 1995, between the Registrant and Michael G. Kantrowitz (Exhibit 99.2)(5)

10.6+   Letter agreement, dated May 29, 1997, between the Registrant and Edward
        C. Callahan, Jr. (Exhibit 10.6)(6)

10.7+* Employment Agreement, dated June 10, 1999, between the Registrant and Edward M. Parks.

10.8+* Letter agreement, dated October 1, 1999, between the Registrant and Steven Ahlbom.

21.     Subsidiaries (Exhibit 21)(6)

23.*    Consent of Arthur Andersen LLP

------------
* Filed herewith.
+ Management contract or arrangement.

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

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-56834) filed with the SEC on February 11, 1993.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated March 2, 1995. Reports on Form 8-K.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

No reports on Form 8-K were filed during the last quarter of fiscal 1999:

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEOWARE SYSTEMS, INC.

Date: September 27, 1999               By: /s/ Edward C. Callahan, Jr.
      ----------------------              --------------------------------------
                                           Edward C. Callahan, Jr.
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Each person in so signing also makes, constitutes and appoints Edward C. Callahan, President and Chief Executive Officer, Michael G. Kantrowitz, Executive Vice President and Vincent T. Dolan, Vice President-Finance and Administration, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

         Signature                            Title                                    Date
         ---------                            -----                                    ----
/s/ Arthur R. Spector                 Chairman of the Board                     September 27, 1999
-----------------------------
Arthur R. Spector


/s/ Edward C. Callahan, Jr.           President, Chief Executive                September 27, 1999
-----------------------------         Officer and Director (Principal
Edward C. Callahan, Jr.               Executive Officer)


/s/ Michael G. Kantrowitz             Executive Vice President and              September 27, 1999
-----------------------------         Director
Michael G. Kantrowitz


/s/ Vincent T. Dolan                  Vice President of Finance and             September 27, 1999
-----------------------------         Administration (Principal Financial
Vincent T. Dolan                      Officer and Principal Accounting
                                      Officer)


/s/ John Ryan                         Director                                  September 27, 1999
-----------------------------
John M. Ryan


/s/ Carl G. Sempier                   Director                                  September 27, 1999
-----------------------------
Carl G. Sempier


/s/ Christopher G. McCann             Director                                  September 27, 1999
-----------------------------
Christopher G. McCann


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                                          /s/Arthur Andersen LLP


Philadelphia, Pa.,
  August 18, 1999

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                     ----------------------------
                                                                         1999             1998
                                                                     -----------      -----------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 1,470,906      $ 1,302,984
  Accounts receivable, net of
    allowance for doubtful accounts of
    $196,756 and $168,710                                              2,586,693        4,777,957
  Inventories                                                          1,324,424        3,119,043
  Recoverable income taxes                                                    --        1,121,554
  Prepaid expenses and other                                             264,322          123,575
  Deferred income taxes                                                       --          416,530
                                                                     -----------      -----------

     Total current assets                                              5,646,345       10,861,643

PROPERTY AND EQUIPMENT, net                                              438,367          636,414

CAPITALIZED AND PURCHASED SOFTWARE, net                                  541,185          809,470

NOTE RECEIVABLE                                                          700,000          700,000

DEFERRED INCOME TAXES                                                         --           13,866
                                                                     -----------      -----------

                                                                     $ 7,325,897      $13,021,393
                                                                     ===========      ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                     $   143,000      $ 3,074,000
  Accounts payable                                                     1,654,926        1,834,400
  Accrued expenses                                                     1,106,388        1,106,607
  Deferred revenue                                                       319,672          165,312
                                                                     -----------      -----------

     Total current liabilities                                         3,223,986        6,180,319
                                                                     -----------      -----------


COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized and none issued and outstanding                                --               --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 6,285,782 and 6,264,158 shares
    issued and outstanding                                                 6,286            6,264
  Additional paid-in capital                                          10,178,357       10,154,052
  Accumulated deficit                                                 (6,082,732)      (3,301,874)
  Deferred compensation                                                       --          (17,368)
                                                                     -----------      -----------

     Total stockholders' equity                                        4,101,911        6,841,074
                                                                     -----------      -----------

                                                                     $ 7,325,897       13,021,393
                                                                     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended June 30,
                                                                           -----------------------------------------------
                                                                               1999               1998             1997
                                                                           -----------        -----------      -----------
NET REVENUES                                                               $10,665,753        $19,976,423      $25,467,487

COST OF REVENUES                                                             9,298,116         16,339,055       17,073,845
                                                                           -----------        -----------      -----------

        Gross profit                                                         1,367,637          3,637,368        8,393,642
                                                                           -----------        -----------      -----------
OPERATING EXPENSES:
 Sales and marketing                                                         1,497,943          4,484,289        4,332,840
 Research and development                                                      726,633          1,443,720        1,071,991
 General and administrative                                                  1,938,770          2,649,800        2,172,886
 Restructuring charge                                                               --            198,105              --
 Bridging Data Technology venture                                                   --            613,479          365,129
                                                                           -----------        -----------      -----------

        Total operating expenses                                             4,163,346          9,389,393        7,942,846
                                                                           -----------        -----------      -----------

        Operating (loss)  income                                            (2,795,709)        (5,752,025)         450,796

GAIN ON SALE OF EQUITY INVESTMENT                                              406,930                 --               --

INTEREST (EXPENSE) INCOME, net                                                  38,317           (338,354)          69,224
                                                                           -----------        -----------      -----------

        (Loss) income before income taxes                                   (2,350,462)        (6,090,379)         520,020

INCOME TAX (BENEFIT) EXPENSE                                                   430,396         (1,121,554)         182,791
                                                                           -----------        -----------      -----------

NET (LOSS) INCOME                                                          $(2,780,858)       $(4,968,825)     $   337,229
                                                                           ===========        ===========      ===========

BASIC EARNINGS PER SHARE                                                   $      (.44)       $      (.86)     $       .06
                                                                           ===========        ===========      ===========

DILUTED EARNINGS PER SHARE                                                 $      (.44)       $      (.86)     $       .05
                                                                           ===========        ===========      ===========

Weighted average number of shares used in basic earnings
 per share computation                                                       6,278,317          5,784,366        5,712,309
                                                                           ===========        ===========      ===========

Weighted average number of shares used in diluted
 earnings per share computation                                              6,278,317          5,784,366        7,132,898
                                                                           ===========        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Common Stock
                                                                ---------------------       Additional         Retained
                                                                                              Paid-in          Earnings
                                                                  Shares       Amount         Capital          (Deficit)
                                                                ---------      ------      ------------       ----------
BALANCE AT JUNE 30, 1996                                        5,619,595      $5,620      $ 8,268,123       $ 1,329,722
 Exercise of Common Stock warrants                                 18,050          18           99,257                --
 Exercise of stock options                                        123,175         123          733,655                --
 Tax benefit on options exercised                                      --          --           67,136                --
 Amortization of deferred compensation                                 --          --               --                --
 Net income                                                            --          --               --           337,229
                                                                ---------      ------      -----------       -----------
BALANCE AT JUNE 30, 1997                                        5,760,820       5,761        9,168,171         1,666,951
 Exercise of stock options                                          7,112           7               (7)               --
 Unit Purchase Options exchanged for Common Stock                 100,000         100             (100)               --
 Sale of Common Stock, net of expenses                            396,226         396          985,988                --
 Amortization of deferred compensation                                 --          --               --                --
 Net loss                                                              --          --               --        (4,968,825)
                                                                ---------      ------      -----------       -----------
BALANCE AT JUNE 30, 1998                                        6,264,158       6,264       10,154,052        (3,301,874)
 Issuance of  Common Stock for services rendered                   21,624          22           24,305                --
 Amortization of deferred compensation                                 --          --               --                --
 Net loss                                                              --          --               --        (2,780,858)
                                                                ---------      ------      -----------       -----------
BALANCE AT JUNE 30, 1999                                        6,285,782      $6,286      $10,178,357       $(6,082,732)
                                                                =========      ======      ===========       ===========



                                                                  Deferred
                                                                Compensation         Total
                                                                ------------     -----------
BALANCE AT JUNE 30, 1996                                         $(121,575)      $ 9,481,890
 Exercise of Common Stock warrants                                      --            99,275
 Exercise of stock options                                              --           733,778
 Tax benefit on options exercised                                       --            67,136
 Amortization of deferred compensation                              52,104            52,104
 Net income                                                             --           337,229
                                                                 ---------       -----------
BALANCE AT JUNE 30, 1997                                           (69,471)       10,771,412
 Exercise of stock options                                              --                --
 Unit Purchase Options exchanged for Common Stock                       --                --
 Sale of Common Stock, net of expenses                                  --           986,384
 Amortization of deferred compensation                              52,103            52,103
 Net loss                                                               --        (4,968,825)
                                                                 ---------       -----------
BALANCE AT JUNE 30, 1998                                           (17,368)        6,841,074
 Issuance of  Common Stock for services rendered                        --            24,327
 Amortization of deferred compensation                              17,368            17,368
 Net loss                                                               --        (2,780,858)
                                                                 ---------       -----------
BALANCE AT JUNE 30, 1999                                         $      --       $ 4,101,911
                                                                 =========       ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Year Ended June 30,
                                                                       -------------------------------------------------------------
                                                                            1999                    1998                     1997
                                                                       ------------            ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                     $(2,780,858)            $(4,968,825)            $    337,229
 Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities-
     Depreciation and amortization                                         738,158                 881,295                  361,121
     Amortization of deferred compensation                                  17,368                  52,103                   52,104
     Issuance of Common Stock for services rendered                         24,327                      --                       --
     Gain on sale of equity investment                                    (406,930)                     --                       --
     Write-down of purchased software                                           --                 610,984                       --
     Write-off investment in Bridging Data Technology                           --                 159,231                       --
     Provision for inventory obsolescence                                  800,000                      --                       --
     Deferred income taxes                                                 430,396                      --                  (84,196)
 Changes in operating assets and liabilities-
  (Increase) decrease in:
     Accounts receivable                                                 2,191,264               4,530,774               (4,394,724)
     Inventories                                                           994,619                 916,159               (1,680,948)
     Recoverable income taxes                                            1,121,554              (1,121,554)                      --
     Prepaid expenses and other                                           (140,747)                665,603                  (28,023)
 Increase (decrease) in:
     Accounts payable                                                     (179,474)             (1,962,149)               1,868,652
     Accrued expenses                                                         (219)                590,459                  199,211
     Deferred revenue                                                      154,360                  (6,694)                 (27,938)
                                                                      -------------            -----------             ------------
         Net cash provided by (used in)
          operating activities                                           2,963,818                 347,386               (3,397,512)
                                                                      -------------            -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equity investment                                   406,930                      --                       --
 Purchases of property and equipment, net                                  (40,317)               (245,459)                (216,661)
 Capitalized and purchased software                                       (231,509)               (540,736)              (1,596,940)
                                                                      -------------            -----------             ------------
         Net cash provided by (used in)
          investing activities                                             135,104                (786,195)              (1,813,601)
                                                                      -------------            -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) line of credit                            (2,931,000)                  3,000                3,071,000
 Issuance of note receivable                                                    --                (700,000)                      --
 Sale of Common Stock                                                           --                 986,384                       --
 Principal payments on long-term debt                                           --                      --                   (7,965)
 Exercise of stock options                                                      --                      --                  733,778
 Tax benefits on options exercised                                              --                      --                   67,136
 Exercise of warrants                                                           --                      --                   99,275
                                                                      -------------            -----------             ------------
         Net cash provided by (used in)
          financing activities                                          (2,931,000)                289,384                3,963,224
                                                                     --------------            -----------             ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           167,922                (149,425)              (1,247,889)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,302,984               1,452,409                2,700,298
                                                                      -------------            -----------             ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  1,470,906             $ 1,302,984             $  1,452,409
                                                                      =============            ===========             ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
 OPERATING ACTIVITIES:
    Cash paid for income taxes                                        $         --            $    53,032              $     27,213
    Cash paid for interest                                                  65,691                313,112                    61,560


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. COMPANY BACKGROUND:

Neoware Systems, Inc. (the "Company") designs, manufactures and markets a family of Windows-based terminals and thin client computers. The Company's NeoStation(TM) family of Windows-based terminals and related software allow users to access applications and information on multiple platforms, including both mainframe and mid range computers, as well as the Internet, running a wide variety of operating systems, including all versions of the Windows(R) operating system, Citrix WinFrame, UNIX(TM) and Java.

In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the computer services field, including information technology staffing companies and client-server consulting companies. In October 1997, ITC merged with Broadreach Consulting, Inc. ("Broadreach", formerly the Reohr Group, Inc.) and Global Consulting Group. The Company, as the sole stockholder of ITC, received stock of the surviving entity representing approximately 2% ownership of the entity after the merger. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to complete these transactions (see Note 5). In November 1998, the Company sold its remaining 2% ownership interest to Broadreach for $406,930 which is recorded as a gain on sale of equity investment in the accompanying consolidated statements of operations.

In February 1997, the Company formed a new subsidiary, Bridging Data Technology, Inc. ("BDT"). BDT acquired and further developed a software product for upgrading programs and data for Year 2000 compliance. The Company entered into an agreement effective January 1, 1998 which reduced the Company's ownership position in BDT and eliminated the Company's requirement to fund future operations. In addition, effective March 31, 1998, the Company wrote off the full amount of its investment in BDT. The write-off reflects the Company's evaluation that recovery, if any, of its investment in BDT will not occur in the near future. Future cash distributions, if any, from BDT will be recorded as income in the period during which the transaction occurs.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 1999 and 1998 consist of money market funds.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that property and equipment, and intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the assets' carrying amount to determine if a write-down to market value or discounted cash flow value is necessary. As of June 30, 1999, no write-down was necessary.

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

                 Computer equipment                3-5 years
                 Office furniture and equipment    5-7 years
                 Leasehold improvements            Lease term
                 Other                             3-5 years

Revenue Recognition

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by fiscal year-end were $904,265, $814,120 and $7,488,222 for the years ended June 30, 1999, 1998 and 1997, respectively. Accounts receivable relating to "bill and hold" transactions were $585,584 and $804,234 at June 30, 1999 and 1998, respectively.

Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Research and Development

Costs incurred in the development of new software products and enhancements to existing software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $176,509, $351,136, and $285,968 of software development cost and amortized $264,747, $220,877 and $147,977 in fiscal 1999, 1998 and 1997, respectively. Accumulated amortization was $581,099 and $316,352 at June 30, 1999 and 1998, respectively. The Company also enters into various licensing agreements which require up front cash payments and/or royalties based on unit sales. Such amounts are capitalized and amortized over the term of the license agreement or based on the units sold. The Company continually evaluates whether events and circumstances have occurred that indicate that unamortized product development costs may not be recoverable or that the amortization period should be revised. During fiscal 1998, the Company wrote down the carrying value of certain prepaid licenses, as such amounts were not deemed recoverable from future sales. The write-down which totaled $610,984 was charged against cost of revenues in the accompanying consolidated statements of operations.

Earnings Per Share

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For fiscal 1997, the weighted average number of shares outstanding for purposes of calculating diluted earnings per share included 1,420,589 shares attributable to stock options and warrants. For the years ended June 30, 1999 and 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss.

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

New Accounting Pronouncements

Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. For the years ended June 30, 1999, 1998 and 1997, the Company's comprehensive income consists only of its net (loss) income.

Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment and, accordingly, the adoption of SFAS No. 131 had no effect on the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, which must be adopted by the Company in the year ending June 30, 2001, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be charged to expense as incurred. As the Company's current policy falls within the guidelines of SOP 98-1, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

3. MAJOR CUSTOMERS AND FOREIGN REVENUES:

Net revenues from no individual customer exceeded 10% of total net revenues in fiscal 1999. Net revenues from two customers represented 15% and 14% of total net revenues in fiscal 1998 and 15% and 25% of total net revenues in fiscal 1997. Revenues from one significant customer in fiscal 1997 were under subcontracts for systems integration contracts for major U.S. government procurements.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 1999, 1998 and 1997 were approximately 29%, 20% and 22%, respectively, and were transacted in US dollars.

4. CONSOLIDATED BALANCE SHEET COMPONENTS:

Inventories consist of the following:
                                                            June 30,
                                                 -----------------------------
                                                    1999               1998
                                                 ----------         ----------
      Purchased components and subassemblies     $  732,026         $1,599,136
      Work-in-process                               129,972            283,587
      Finished goods                                462,426          1,236,320
                                                 ----------         ----------
                                                 $1,324,424         $3,119,043
                                                 ==========         ==========

In fiscal 1999, the Company entered into an agreement to outsource a significant portion of the Company's manufacturing and fulfillment services. In December 1998, the Company recorded a charge of $800,000 to reduce the carrying value of certain inventory to the lower of cost or market value. The charge is recorded as a component of cost of revenues in the accompanying consolidated statements of operations.

Property and equipment consist of the following:
                                                            June 30,
                                                 -----------------------------
                                                    1999               1998
                                                 ----------         ----------
      Computer equipment                         $  945,712         $  922,621
      Office furniture and equipment                359,434            342,208
      Leasehold improvements                        362,518            362,518
      Other                                         121,921            121,921
                                                 ----------         ----------
                                                  1,789,585          1,749,268
      Less- Accumulated depreciation
       and amortization                          (1,351,218)        (1,112,854)
                                                 ----------         ----------
                                                 $  438,367         $  636,414
                                                 ==========         ==========


5. NOTE RECEIVABLE:

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Broadreach in exchange for a 2% stock interest in Broadreach and the reimbursement of $1,000,000 of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note which is due on the earlier of three years or upon the completion of the initial public offering of Broadreach. The note bears interest at 8% per year. Of the total reimbursement, $292,000 was offset against general and administrative expenses during fiscal 1998 for costs previously incurred and charged to expense.

During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statements of operations.

6. LINE OF CREDIT:

In March 1999, the Company entered into a line of credit agreement with a bank which provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 1999. Borrowings under the credit agreement bear interest at the bank's prime rate plus 2.00% (9.75% at June 30, 1999). At June 30, 1999, there was $1,857,000 available for borrowing under the line. During fiscal 1999, maximum borrowings under the line of credit agreement were $614,000 and the weighted average interest rate was 9.75%.

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. At June 30, 1999, the Company was not in compliance with certain of its financial covenants. The bank has subsequently agreed to waive such noncompliance.In connection with such waiver, the Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time but not less than $400,000.

The Company had a $5,000,000 line of credit with a bank which matured on November 30, 1998. Effective December 1, 1998, the line of credit was reduced to $2,000,000 and the maturity was extended through March, 1999. Borrowings under the line of credit agreement bore interest at the bank's prime rate. In fiscal 1998 and 1997, maximum borrowings under the line of credit agreement were $5,000,000 and $3,071,000, respectively. The weighted average interest rates were 8.50% and 6.20% during fiscal 1998 and 1997, respectively.

7. INCOME TAXES:

The components of income taxes are as follows:

                                              For the Year Ended June 30,
                                     ------------------------------------------
                                        1999            1998              1997
                                     --------       -----------        --------
       Current-
         Federal                     $     --       $(1,121,554)       $258,515
         State                             --                --           8,472
                                     --------       -----------        --------
                                           --        (1,121,554)        266,987
                                     --------       -----------        --------

       Deferred-
         Federal                      406,724                --         (70,725)
         State                         23,672                --         (13,471)
                                     --------       -----------        --------
                                      430,396                --         (84,196)
                                     --------       -----------        --------
                                     $430,396       $(1,121,554)       $182,791
                                     ========       ===========        ========

The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                                              For the Year Ended June 30,
                                     ------------------------------------------
                                        1999            1998              1997
                                     --------       -----------        --------
       Federal statutory rate         (34.0%)           (34.0%)           34.0%
       State income taxes, net          --                --               0.8
       Expenses not deductible
           for tax                      0.4             (0.1)              0.2
       Valuation allowance             45.2             11.2                --
       Other                            6.7              4.5               0.2
                                     -------          -------           -------

                                       18.3%           (18.4%)            35.2%
                                     -------          -------           -------

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred taxes are comprised of the following:

                                                                           June 30,
                                                              -------------------------------
                                                                   1999               1998
                                                              -----------         -----------
Gross current deferred income tax asset                       $ 1,514,405         $ 1,016,787
Gross current deferred income tax liability                            --            (106,133)
                                                              -----------         -----------
         Total current deferred tax asset                       1,514,405             910,654
                                                              -----------         -----------

Gross non-current deferred income tax asset                       375,410             386,657
Gross non-current deferred income tax liability                  (146,276)           (187,166)
                                                              -----------         -----------
         Total non-current deferred tax asset                     229,134             199,491
                                                              -----------         -----------

Valuation allowance                                            (1,743,539)           (679,749)
                                                              -----------         -----------
Net deferred tax asset                                        $        --         $   430,396
                                                              ===========         ===========


The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                           June 30,
                                                              -------------------------------
                                                                   1999               1998
                                                              -----------         -----------
Net operating loss carryforwards                              $   549,687         $   865,533
Expenses not currently deductible for tax
  purposes                                                        339,606             318,452
Deferred revenue                                                  126,270              65,298
Basis difference in property and equipment
  and capitalized software                                        229,134            (187,166)
Basis difference in inventory                                     498,842              48,028
Valuation allowance                                            (1,743,539)           (679,749)
                                                              -----------         -----------
Net deferred tax asset                                        $        --         $   430,396
                                                              ===========         ===========

In fiscal 1999, the Company increased the valuation allowance to the full value of the net deferred tax asset as management concluded that the net deferred tax asset no longer met the recognition criteria under SFAS No. 109.

8. STOCK OPTIONS AND WARRANTS:

The Company has a stock option plan (the "Plan") for employees and directors. The Company is authorized to issue options for the purchase of up to 1,500,000 shares of Common Stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options vest and become exercisable ratably over six months or one year from the date of grant. All options expire five years from the grant date. As of June 30, 1999, there were 84,062 options available for grant under the Plan.

In November 1994, a stock option to purchase 20,000 shares of Common stock of HDS at $2.50 per share was granted, which was exchanged in connection with the prior merger of HDS and ISAC into an option to purchase 28,448 shares of Common Stock of the Company at $1.76 per share. Deferred compensation of $191,046 was recorded for the difference between the exercise price and merger consideration, and was being amortized over the option vesting period. The deferred compensation was fully amortized during fiscal 1999. As of June 30, 1999, the remaining options outstanding under this grant were for 7,112 shares, which are fully vested.

Information with respect to the options under the Plan and the options issued in connection with the HDS and ISAC merger is as follows:
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                  Shares                 Price
                                                ---------            -----------
   Balance as of July 1, 1996                     813,024               $5.82
           Granted                                584,500                7.37
           Exercised                             (123,175)               6.07
           Terminated                             (21,000)               5.36
                                                ---------
   Balance as of June 30, 1997                  1,253,349                6.53
           Granted                              1,197,500                3.22
           Exercised                               (7,112)               1.76
           Terminated                          (1,183,500)               6.57
                                                ---------
   Balance as of June 30, 1998                  1,260,237                3.37
           Granted                              1,297,000                1.21
           Terminated                          (1,252,750)               3.19
                                                ---------
   Balance as of June 30, 1999                  1,304,487                1.39
                                                =========

On March 3, 1998, the Company modified 955,000 options previously granted. The effect of this modification was to exchange the original options for 955,000 new options with an exercise price of $3.00, which was the fair market value of the Common Stock on the date of the modification. The new options will vest over four years beginning March 3, 1998. The options are included as granted and terminated during fiscal 1998 in the table above.

On August 28, 1998, the Company modified 958,500 options previously granted. The effect of this modification was to exchange the original options for 958,000 new options with an exercise price of $1.06, which was the fair market value of the Common Stock on the date of the modification. The new options retained the vesting period of the original options. The options are included as granted and terminated during fiscal 1999 in the table above.

The following table summarizes information about stock options as of June 30, 1999:

                     Outstanding Stock Options                            Exercisable Stock Options
----------------------------------------------------------------------    -------------------------
                                                          Weighted
    Range                              Weighted            Average                       Weighted
      of                                Average          Remaining                       Average
   Exercise                            Exercise          Contractual                     Exercise
    Prices           Shares             Price               Life           Shares         Price
---------------  -------------    -------------------  ----------------  ----------   -------------
  $ .84-.94           22,500             $ .93             4.7 years        75,000         $  .94
   1.06            1,088,000              1.06             4.2 years       476,922           1.06
   1.09-3.00         133,987              1.95             3.8 years        34,362           2.50
   5.13-7.13          60,000              5.75             1.4 years        60,000           5.75
                 -----------                                              --------
                   1,304,487                                               578,784
                 ===========                                              ========

Options granted under the Company's Plan contain provisions pursuant to which all outstanding options granted under such plan shall become fully vested and immediately exercisable upon a "change in control" as defined in such plan.

After giving effect to the prior merger of HDS and ISAC, there are 5,704,842 warrants outstanding to purchase Common Stock at $5.50 per share. The warrants are exercisable over seven years and expire in March 2000. The warrants will be redeemable at a price of $.01 per warrant upon 30 days notice at any time, only in the event that the last price of the Common Stock is at least $10 per share for 20 consecutive trading days ending on the third day prior to the one on which notice of redemption is given.

During fiscal 1998, the Company issued 300,000 warrants to purchase Common Stock at prices ranging from $3.00 to $7.00 in connection with entering into a financial advisory and investment banking agreement. Warrants for 100,000 shares were exercisable immediately and 200,000 warrants were to vest upon meeting certain provisions, as defined. Such provisions were not achieved and the 200,000 warrants expired in July 1999. The exercisable warrants expire in January 2001.

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

9. ACCOUNTING FOR STOCK-BASED COMPENSATION:

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during the year ended June 30, 1997. The Company has elected to adopt the disclosure requirement of this pronouncement only. The adoption of this pronouncement, therefore, had no impact on the Company's financial position or results of operations. Had compensation cost been calculated based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been changed to the following pro forma amounts:

                                                      1999                 1998                1997
                                                 ------------         ------------          --------
Net income (loss)            As reported         $(2,780,858)         $(4,968,825)          $337,229
                             Pro forma           $(3,160,219)         $(5,294,614)          $ 69,953

Basic EPS                    As reported         $      (.44)         $      (.86)          $    .06
                             Pro forma           $      (.50)         $      (.92)          $    .01

Diluted EPS                  As reported         $      (.44)         $      (.86)          $    .05
                             Pro forma           $      (.50)         $      (.92)          $    .01



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997; no dividend yield; expected volatility of 70.0%; risk-free interest rates of approximately 4.42%-6.94%; and an expected life of 5 years. The pro forma effect on net income (loss) for 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its principal facility, an automobile and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from six months to two years. Rent expense under these leases was $112,285, $108,486 and $73,168 in fiscal 1999, 1998 and 1997, respectively.
Future minimum lease payments under operating leases at June 30, 1999 are $104,660 in 2000 and $24,043 in 2001.

On March 11, 1998, a complaint entitled Cerrato, Inc. v. Neoware Systems, Inc., 98 Civ. 1748 (JSM), was filed in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chairman, and its former CFO (the "New York" action). The Complaint asserts claims under ss. 10(b) of the Securities and Exchange Act of 1934 (the "Exchange Act"), Rule 10b-5 promulgated thereunder, and common law. The complaint, which was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997, alleges, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the Company and a spin-off. A First Amended Complaint ("FAC") was filed on or about May 1, 1998. The FAC adds claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998. Thereafter four separate purported securities class actions: Galitzer v. Neoware Systems, Inc., 98CV2582 (BWK), Pollison v. Neoware Systems, Inc., 98CV2879
(BWK), Tuchman v. Neoware Systems, Inc., 98CV2868 (BWK), and Grubin v. Neoware Systems, Inc., 98CV3651 (BWK), were filed in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania actions"). The Pennsylvania actions name some of the same individual defendants as the FAC, as well as certain additional directors and officers, and alleges violations of ss.ss. 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on factual allegations similar to those added to the New York action in the FAC on behalf of a purported class of purchasers of the Company's securities between October 30, 1997 and April 30, 1998. In December 1998, the New York action was transferred to the Eastern District of Pennsylvania and all actions have been consolidated under the heading In re Neoware Systems, Inc. Securities Litigations, Master File No. 98-CV-2582. Lead co-plaintiffs and counsel have been appointed and a consolidated and amended complaint and an amended motion for class certification have been filed.

On May 5, 1998, a complaint was filed in the Court of Common Pleas of Montgomery County against the Company by Development Concepts, Inc. The complaint asserts claims for common law breach of contract, fraud, misrepresentation, breach of warranty and violations of the federal Lanham Act arising primarily from the parties' contractual relationships. The complaint seeks an indeterminate amount of monetary damages in excess of $1,500,000. On October 29, 1998, the Company filed its Answer and Counterclaim to the complaint asserting the claims for breach of contract, unjust enrichment, unfair competition and misappropriation of trade secrets. The Counterclaim demands injunctive and monetary relief in excess of $180,000.

The Company disputes the validity of these cases and intends to defend the claims vigorously. Management does not anticipate that resolution of the pending litigation, either separately or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

11. EMPLOYEE BENEFIT PLAN:

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 4% of such contributions. Effective January 1, 1998, the Company's matching contribution is limited to $500 per participant per year. The Company's contributions were $19,458, $46,501 and $47,600 in fiscal 1999, 1998 and 1997, respectively.