Form 10-K/A
period 1999-06-30
NEOWARE SYSTEMS INC
filed 1999-10-28
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   (Mark One)

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

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
        None                                           None
 --------------------                          -------------------

           Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, par value $.001 per share; and Redeemable Common Stock Purchase
     Warrants each to purchase one share of Common Stock for $5.50 per share
  -----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $8,922,041. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on October 22, 1999. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of October 22, 1999 was 6,285,782.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The following biographical information is furnished as to each of the current directors and officers of the Company.

                Name                        Age                   Position
         ------------------------           ---      ------------------------------------------
         Arthur R. Spector                  59       Chairman of the Board
         Edward C. Callahan, Jr.            53       President and Chief Executive Officer and
                                                     Director
         Michael G. Kantrowitz              39       Executive Vice President and Director
         John M. Ryan (1)(2)                64       Director
         Carl G. Sempier (2)                68       Director
         Christopher G. McCann(1)           38       Director
         Steven B. Ahlbom                   49       Vice President of Operations
         Edward M. Parks                    47       Vice President of Engineering
         Vincent T. Dolan                   56       Vice President of Finance & Administration

         -------------------

         (1)      Member of the Compensation and Stock Option Committee
         (2)      Member of the Audit Committee

         Mr. Spector has been Chairman of the Board of the Company since its inception. He has been a Managing Director and a general partner of the management company of Safeguard International Fund, L.P. since March 1998. Mr. Spector served as Managing Director of TL Ventures, a venture capital firm, from January 1997 until March 1998. Mr. Spector also served as President and Chief Executive Officer of the Company from inception until March 2, 1995, the date of the consummation of the merger (the "Merger") of the Company with Human Designed Systems, Inc. ("HDS"), and from May 1996 to June 1997. He was affiliated with Safeguard Scientifics, Inc. from January 1993 until December 1996. From July 1992 until May 1995, he was Vice Chairman of Casino & Credit Services, Inc., a company which operated nationwide debt collection and credit database businesses. From October 1991 until December 1996, Mr. Spector served as Chief Executive Officer and a director of Perpetual Capital Corporation, a merchant banking organization. Mr. Spector is also a Director of USDATA Corporation, a developer of software tools for real-time data collection and control, DocuCorp International, Inc., a developer of document automation software, Metallurg, Inc., Metallurg Holdings, Inc. and Broadreach Consulting, Inc. (formerly The Reohr Group, Inc.).

         Mr. Callahan has been President and Chief Executive Officer and a Director of the Company since June 1997. Prior to joining the Company, Mr. Callahan was President and Chief Operating Officer of Summa Four, Inc. of Manchester, NH, a provider of telecommunications switches, from June 1995 until November 1996. Beginning in 1985, Mr. Callahan also held various executive positions during a ten year tenure at Sun Microsystems Computer Corporation. These included Vice President of Global Telecom and Cable, Vice President of Strategic Accounts and Vice President of the Northeast Sales Area of the United States.

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

         Mr. Ryan has served as a director of the Company since March 2, 1995. He has been the principal in Devon Hill Ventures, a venture investing and consulting firm which focuses on technology investments since 1987. Mr. Ryan is also a director of Premier Research Worldwide, Ltd., a clinical research organization which provides clinical development solutions to the pharmaceutical and medical device industries, and of a number of private companies, including Thermacore International, Inc. (formerly DTX Corporation). Mr. Ryan was the founder of SunGard Data Systems, Inc., a publicly-held computer services company, and served as its Chairman and Chief Executive Officer from 1976 to 1987. From 1989 to 1991, Mr. Ryan was the Chairman of PC Concepts, Inc., a computer training company, and President and Chief Executive Officer of Analytics, Inc., a technical services company. From 1995 to 1997, Mr. Ryan was Chairman and Chief Executive Officer of DLB Systems, Inc., a software company.

         Mr. Sempier has served as a director of the Company since March 2, 1995. He has been associated with Safeguard Scientifics, Inc. since 1990 and currently serves as Vice Chairman of Safeguard International Group, Inc. Mr. Sempier also serves as Managing Director of Ditec AG Germany, an information technology services company. From 1980 until his retirement in 1988, he was the President and Chief Executive Officer of Mannington Mills, Inc., a manufacturer of flooring. He is also a director of Premier Solutions Limited, a supplier of asset management solutions to financial institutions, and Tangram Enterprise Solutions, Inc., a publicly-traded company providing network and connectivity software to corporations and government entities.

         Mr. McCann has been Senior Vice President of 1-800-FLOWERS.COM, a florist company which operates nationwide through franchised retail stores, telecenters and the Internet, since 1988. Mr. McCann is responsible for overseeing operations of 1-800-FLOWERS.COM's telecenters and franchised stores and for its Interactive Services Division. Prior to his association with 1-800-FLOWERS.COM, he was President of Flora Plenty, a floral retail chain located in the New York metropolitan area. See "Certain Transactions."

         Mr. Ahlbom has been Vice President of Operations of the Company since March 2, 1995. Prior to that, he held the positions of Vice President of Operations and Manager of Operations of HDS from 1988. Prior to joining HDS, Mr. Ahlbom was World-Wide Quality Assurance Manager for Commodore International from 1987 until 1988, and served as Product Assurance and Support Manager of Burroughs Corporation.

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

Section 16(a) Beneficial Ownership  Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission reports about their beneficial ownership of the Company's Common Stock. All such persons are required by the Commission to furnish the Company with copies of all reports that they file.

         Based solely upon a review of the copies of such reports furnished to the Company, or written representations from certain reporting persons that no other reports were required, the Company believes that during the fiscal year ended June 30, 1999, all of its officers, directors and persons who own more than ten percent of the Company's Common Stock complied with all filing requirements applicable to them.

Item 11. Executive Compensation

         The following table sets forth certain information concerning the compensation paid during the fiscal years ended June 30, 1999, 1998 and 1997 to the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers whose total salary and bonus earned during the 1999 fiscal year exceeded $100,000.

Summary Compensation Table

                                          Annual Compensation                             Long Term Compensation
                            --------------------------------------------------------  -------------------------------
                                                                  Other Annual        Securities
Name and Principal          Fiscal                                Compensation        Underlying        All Other
   Position                  Year     Salary ($)     Bonus($)     ($)(1)              Options(#)(2)     Compensation ($)
------------------          ------   ----------     --------     ------------------- -------------     --------------
Edward C. Callahan, Jr.      1999        189,000           ---           ---              385,000 (2)      500  (3)
President and                1998        210,000        42,000           ---              385,000 (2)      ---
Chief Executive Officer      1997          8,077        60,000           ---              385,000          ---

Michael G. Kantrowitz        1999        151,099           ---           ---              270,000 (2)      500  (3)
Executive Vice President     1998        168,210           ---           ---              220,000 (2)    1,081  (3)
                             1997        150,000        62,999           ---               20,000        3,000  (3)

Edward M. Parks              1999        129,338           ---           ---              200,000 (2)      500  (3)
Vice President of            1998        134,231           ---           ---              170,000 (2)    1,450  (3)
Engineering                  1997        130,000        32,570           ---               20,000        2,600  (3)

Steven Ahlbom                1999        109,417           ---           ---              125,000 (2)      500  (3)
Vice President of            1998        114,171           ---           ---              110,000 (2)    1,573  (3)
Operations                   1997        111,134        15,875           ---               20,000        2,223  (3)

 (1) Amount does not exceed the lesser of $50,000 or 10% of total salary and bonus.
 (2) Includes options reissued as replacements for prior options which were canceled as a result of a repricing program as follows: Mr. Callahan, 385,000 options; Mr. Kantrowitz, 220,000 options; Mr. Parks, 170,000 options; and Mr. Ahlbom, 110,000 options.
 (3)   Consists of amounts contributed by the Company under the 401(k) Plan.

Option Grants During 1999 Fiscal Year

                                                                                       Potential Realization Value at
                                                                                       Assumed Annual Rates of
                                                                                       Stock Price Appreciation for
                          Individual Grants                                            Option Term(1)
---------------------------------------------------------------------------------------------------------------------------
                                 No. of
                              Securities  % of Total Options
                               Underlying     Granted to
                                Options       Employees     Exercise   Expiration
       Name                   Granted (#)   in Fiscal Year   Price($)     Date         0%($)        5%($)         10% ($)
---------------------------   -----------   --------------   --------     ----         -----     ----------      ---------
Edward C. Callahan, Jr.        385,000 (2)       29.7          1.06     08/28/03         --        520,851         657,249
Michael G. Kantrowitz          220,000 (2)       17.0          1.06     03/03/03         --        297,629         375,571
                                50,000            3.9          1.06     08/28/03         --         67,643          85,357
Edward M. Parks                170,000 (2)       13.1          1.06     03/03/03         --        229,986         290,214
                                30,000            2.3          1.06     08/28/03         --         40,586          51,214
Steven Ahlbom                  110,000 (2)        8.5          1.06     03/03/03         --        148,814         187,785
                                15,000            1.2          1.06     08/28/03         --         20,293          25,607

     (1) These amounts, based on assumed appreciation rates of 0%, 5% and 10% prescribed by the Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price.
     (2) Reflects a replacement option issued as a part of a repricing program. See "Compensation and Stock Option Report on Repricing."

Aggregated Option Exercises During 1999 Fiscal Year and Fiscal Year-End Option Values

         The following table provides information related to options exercised by the named executive officers during fiscal 1999 and the number of the Company's options held at fiscal year-end.

                                                                       Number of Securities
                                                                     Underlying Unexercised             Value of Unexercised
                                                                            Options at                   In-the-Money Options
                                                                        Fiscal Year-End(#)             at Fiscal Year End ($)(1)
                              Shares Acquired      Value          -----------------------------      -----------------------------
     Name                     on Exercise(#)   Realized($)(1)     Exercisable     Unexercisable      Exercisable     Unexercisable
     ----                     --------------   --------------     -----------------------------      -----------------------------

Edward C. Callahan, Jr.            ---             ---                96,250         288,750            30,800           92,400

Michael G. Kantrowitz              ---             ---               138,350         131,650            44,272           42,128

Edward M. Parks                    ---             ---               125,000          75,000            40,000           24,000

Steven Ahlbom                      ---             ---                70,000          55,000            22,400           17,600

         (1) Value based on the closing price of $1.375 on June 30, 1999, less the option exercise price.

Agreements with Executive Officers and Change in Control Arrangements

         During 1995, the Company entered into a three-year employment contract, which automatically continues on a year-to-year basis, with Michael Kantrowitz. During the current one year term, Mr. Kantrowitz's base salary is $168,210. Mr. Kantrowitz also is provided with an automobile, at the Company's expense, and is entitled to participate in the Company's bonus and stock option plans at the discretion of the Compensation and Stock Option Committee of the Board of Directors. The agreement contains confidentiality and non-competition agreements from Mr. Kantrowitz. The agreement permits the Company to terminate Mr. Kantrowitz's employment with or without cause; however, in the event of a termination without cause, Mr. Kantrowitz is entitled to severance benefits equivalent to the compensation he would have received for the remaining term of the agreement.

         Pursuant to Mr. Callahan's offer of employment letter from the Company, Mr. Callahan's current annual base salary is $210,000, and he is entitled to an annual bonus of 40% of his base salary based on satisfying certain management objectives. Mr. Callahan is entitled to severance benefits in the event of termination without cause or a substantial diminution in his responsibilities equal to his base salary, benefits and bonus, subject to certain limitations, for one year. The Company has also agreed that in the event of a sale of the Company, if Mr. Callahan is not employed by the new owners immediately following such transaction, he is entitled to payment equal to his base salary, benefits and bonus, subject to certain limitations, for one year, and to acceleration of vesting of 50% of his stock options if the sale occurs in his first year of employment or 100% of his options if the sale occurs thereafter. The letter also contains a non-competition agreement by Mr. Callahan for the period during which payments are made by the Company.

         In June 1999, the Company entered into an employment agreement with Edward Parks which provides for an annual base salary of $140,000. Mr. Parks is entitled to participate in the Company's employee bonus and stock option plans at the discretion of the Compensation and Stock Option Committee of the Board of Directors. The agreement contains confidentiality and non-competition agreements and permits either party to terminate the agreement with or without cause. If the Company terminates the agreement without cause during the first two years of its term, Mr. Parks is entitled to severance benefits equal to his then current annual base salary for a period of one year.

         Mr. Kantrowitz, Mr. Parks, Mr. Ahlbom and Vincent T. Dolan, Vice President-Finance and Administration, are also entitled to severance benefits in the event that they are not offered continued employment or, with respect to Mr. Kantrowitz, the position offered constitutes a substantial diminution of duties upon a change in control of the Company. Mr. Kantrowitz and Mr. Parks are entitled to a continuation of salary and benefits for a one-year period, Mr. Dolan is entitled to nine months salary and benefits and Mr. Ahlbom is entitled to six months of such benefits.

         Options granted under the Company's 1995 Stock Option Plan contain provisions pursuant to which all outstanding options granted under such plan shall become fully vested and immediately exercisable upon a "change in control" as defined in such plan.

Compensation of Directors

         Directors (other than those who are employees of the Company) receive a cash payment of $1,000 for each Board meeting attended, and receive a one-time grant of 10,000 options upon a director's initial election. Thereafter non-employee directors receive an annual grant of 5,000 options.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding beneficial ownership of the shares of Common Stock of the Company as of June 30, 1999 by
(i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each named executive officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                             Number of Shares                 Percentage
              Principal Stockholders                        Beneficially Owned            Beneficially Owned
-------------------------------------------------           ------------------            ------------------
Arthur R. Spector ...............................             147,000  (1)(3)                     2.3%
Edward C. Callahan, Jr...........................             123,874  (1)(3)                     1.9%
Michael G. Kantrowitz............................             310,630  (1)(3)                     4.8%
Christopher G. McCann............................               7,500  (1)                        *
John M. Ryan.....................................              33,500  (1)                        *
Carl G. Sempier   ...............................              28,500  (1)                        *
Steven B. Ahlbom.................................             124,414  (1)(3)                     2.0%
Edward M. Parks..................................             204,414  (1)(3)                     3.2%
Warren V. Musser (4).............................             500,000  (3)                        7.4%
Mark A. Gelberg (2)..............................             410,305  (3)                        6.4%
Terri N. Gelberg (5).............................             622,517  (3)                        9.7%
Motorola, Inc. (6)...............................             396,226                             6.3%
All Executive Officers and Directors
as a Group (9 persons)...........................             979,832  (1)(3)                    14.1%

--------------------------
 *  Less than 1%

(1) Includes options exercisable within 60 days of June 30, 1999 to purchase the Company's Common Stock issued pursuant to the Company's 1995 Stock Option Plan: Mr. Spector, 27,500 shares; Mr. Callahan, 96,250 shares; Mr. Kantrowitz, 155,000 shares; Mr. Ryan, 27,500 shares; Mr. Sempier, 27,500 shares; Mr. Ahlbom, 75,000 shares; Mr. Parks, 135,000 shares; Mr. McCann, 7,500 shares; all officers and directors as a group, 551,250 shares.
(2) The stockholder's address is 2001 Hamilton Street, Apartment 1501, Philadelphia, Pennsylvania 19130. Includes 64,200 shares held by a foundation of which Mr. Gelberg is the trustee. The information presented is based upon information provided to the Company in October 1999 in connection with the preparation of its 1999 Form 10-K/A.
(3) Includes Warrants exercisable within 60 days of June 30, 1999 to purchase the Company's Common Stock: Mr. Callahan, 5,000 shares; Mr. Spector, 29,500 shares; Mr. Gelberg, 125,863 shares; Mr. Kantrowitz, 31,293 shares; Mr. Ahlbom, 12,517 shares; Mr. Parks, 12,517 shares; Mr. Musser, 500,000 shares; Ms. Gelberg, 115,863 shares; all officers and directors as a group, 90,827 shares.
(4) The stockholder's address is 435 Devon Park Drive, Building 800, Wayne, Pennsylvania 19087. This information is presented in reliance on information disclosed in a Schedule 13D filed with the Securities and Exchange Commission (the "SEC") on February 3, 1994.
(5) The stockholder's address is 2000 Market Street, Philadelphia, Pennsylvania 19103. The information is presented in reliance on information provided to the Company in October 1999 in connection with the preparation of its 1999 Form 10-K/A.
(6) The stockholder's address is 1303 East Algonquin Road, Schaumsburg, Illinois 60196. The information is presented in reliance on information disclosed in a Schedule 13D filed with the Securities and Exchange Commission on July 7, 1998.

Item 13.        Certain Transactions

       Since July 1, 1998, 1-800-FLOWERS.COM, of which Mr. McCann is the Senior Vice President, director and principal shareholder, purchased $363,231 of products and services from the Company.

                                   SIGNATURES


       Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEOWARE SYSTEMS, INC.


Date:    October 28, 1999              By: /S/Edward S. Callahan, Jr.
                                           ----------------------------------
                                           Edward C. Callahan, Jr., President
                                           and Chief Executive Officer