Form 10-Q
period 1999-09-30
NEOWARE SYSTEMS INC
filed 1999-11-15
CIK 894743

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

For the Quarter ended September 30, 1999

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

     As of November 10, 1999, there were outstanding 6,295,810 shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.


                                      INDEX

                                                                     Page
                                                                    Number

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets:
         September 30, 1999 and June 30, 1999                         3

         Consolidated Statements of Operations:
         Three Months Ended September 30, 1999 and 1998               4

         Consolidated Statements of Cash Flows:
         Three Months Ended September 30, 1999 and 1998               5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            12

Item 6.  Exhibits and Reports on Form 8-K                             12

         Signatures                                                   13

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                          September 30,               June 30,
                                ASSETS                                         1999                     1999
                                ------                                   --------------           ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $    1,278,028           $     1,470,906
   Accounts  receivable,  net of allowance for
     doubtful accounts of $219,014 and $168,710                               2,665,151                 2,586,693
   Inventories                                                                1,163,796                 1,324,424
   Prepaid expenses and other                                                   303,402                   264,322
                                                                         --------------           ---------------

                Total current assets                                          5,410,377                 5,646,345


PROPERTY AND EQUIPMENT, net                                                     387,401                   438,367

NOTE RECEIVABLE                                                                 700,000                   700,000

CAPITALIZED AND PURCHASED SOFTWARE, net                                         495,005                   541,185
                                                                         --------------           ---------------
                                                                         $    6,992,783           $     7,325,897
                                                                         ==============           ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Line of credit                                                                    --           $       143,000
   Accounts payable                                                      $    1,977,871                 1,654,926
   Accrued expenses                                                             953,213                 1,106,388
   Deferred revenue                                                             307,890                   319,672
                                                                         ---------------          ---------------
         Total current liabilities                                            3,238,974                 3,223,986
                                                                         ---------------          ---------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred  stock,  $.001 par value,  1,000,000  shares  authorized,
     none issued and outstanding                                                     --                        --
   Common  stock,  $.001  par  value,  50,000,000  shares  authorized,
     6,285,782 shares issued and outstanding                                      6,285                     6,285
   Additional paid-in capital                                                10,178,358                10,178,358
   Accumulated deficit                                                       (6,430,834)               (6,082,732)
                                                                         ---------------          ---------------

                Total stockholders' equity                                    3,753,809                 4,101,911
                                                                         --------------          ---------------
                                                                         $    6,992,783           $     7,325,897
                                                                         ==============           ===============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                  (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                            ---------------------------------
                                                  1999              1998
                                                  ----              ----
NET REVENUES                                $     2,639,515   $     2,179,293

COST OF REVENUES                                  2,028,903         1,770,903
                                            ---------------   ---------------

            Gross profit                            610,612           408,390
                                            ---------------   ---------------
OPERATING EXPENSES:

   Sales and marketing                              361,209           535,570
   Research and development                         182,939           243,429
   General and administrative                       435,976           588,076
                                            ---------------   ---------------

            Total operating expenses                980,124         1,367,075
                                            ---------------   ---------------

            Operating loss                         (369,512)         (958,685)

INTEREST (INCOME) EXPENSE, NET                      (21,410)           14,690
                                            ---------------   ---------------

            Loss before income taxes               (348,102)         (973,375)

INCOME TAX BENEFIT                                    -                   -
                                            ---------------   ---------------

NET LOSS                                    $      (348,102)  $      (973,375)
                                            ===============   ===============

BASIC AND DILUTED LOSS PER SHARE            $          (.06)  $          (.16)
                                            ===============   ===============

Weighted  average  number of shares
  used in basic and diluted
  loss per share computation                      6,285,782         6,264,258
                                            ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ------------------------------
                                                                             1999               1998
                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:


   Net loss                                                             $   (348,102)     $   (973,375)
   Adjustments to reconcile net loss to net cash  provided by (used
     in) operating activities-
       Depreciation and amortization                                         121,251           163,030
       Amortization of deferred compensation                                      --            13,026
   Changes in operating assets and liabilities- (Increase) decrease in:
       Accounts receivable                                                   (78,458)        2,458,221
       Inventories                                                           160,628           278,881
       Prepaid expenses and other                                            (39,080)           (4,195)
     Increase (decrease) in:
       Accounts payable                                                      322,945          (964,897)
       Accrued expenses                                                     (153,175)         (128,348)
       Deferred revenue                                                      (11,782)           (8,000)
                                                                        ------------      ------------
           Net cash provided by (used in) operating activities               (25,773)          834,343
                                                                        ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (2,970)             (936)
   Capitalized software                                                      (21,135)          (60,551)
                                                                        ------------      ------------
           Net cash used in investing activities                             (24,105)          (61,487)
                                                                        ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                         (143,000)       (1,652,000)
                                                                        ------------      ------------
           Net cash used in financing activities                            (143,000)       (1,652,000)
                                                                        ------------      ------------


DECREASE IN CASH AND CASH EQUIVALENTS                                       (192,878)         (879,144)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,470,906         1,302,984
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  1,278,028      $    423,840
                                                                        ============      ============


SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest                                           $      7,559      $     27,505

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. REVENUE RECOGNITION AND MAJOR CUSTOMERS:

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by September 30, 1999 and 1998 were $394,000 and $505,000, respectively. Accounts receivable relating to "bill and hold" transactions were $96,000 and $626,000 at September 30, 1999 and 1998, respectively. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.


Net revenues from no individual customer exceeded 10% of total net revenues for the three months ended September 30, 1999. Net revenues from one customer represented 12% of total net revenues for the three months ended September 30, 1998. At September 30, 1998, the Company had receivables from this customer of approximately $231,000.


3. INVENTORIES:

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:



                                               September 30,        June 30,
                                                    1999              1999
                                              ---------------   ---------------

   Purchased components and subassemblies      $   605,524       $   732,026
   Work-in-process                                 108,682           129,972
   Finished goods                                  449,590           462,426
                                               -----------       -----------
                                               $ 1,163,796       $ 1,324,424
                                               ===========       ===========

4. NOTE RECEIVABLE:

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Broadreach in exchange for a 2% stock interest in Broadreach Consulting, Inc. and the reimbursement of $1,000,000 of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note which is due on the earlier of three years or upon the completion of the initial public offering of Broadreach. The note bears interest at 8% per year.

5. LINE OF CREDIT:

The Company has a line of credit agreement with a bank which provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 1999. Borrowings under the credit agreement bear interest at the bank's prime rate plus 2.00%(9.75% at September 30, 1999).

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. At September 30, 1999, the Company was not in compliance with certain of its financial covenants. The bank has subsequently agreed to waive such noncompliance. In connection with such waiver, the Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time but not less than $400,000.

6. EARNINGS PER SHARE:

The Company applies SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15, "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income
(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three month periods ended September 30, 1999 and 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options and warrants to purchase 7,109,329 shares of Common Stock at prices ranging from $.84 to $7.13 per share were outstanding at September 30, 1999.


7. PENDING ACQUISITION:

On October 7, 1999, the Company signed a definitive agreement to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc. of Raleigh, North Carolina. In exchange, the Company will issue approximately 25,143,000 shares of its common stock resulting in MTX's shareholder owning 80% of the combined entity upon consummation of the transaction. Subject to Neoware shareholder approval and other conditions, the companies expect to complete the transaction by year-end or shortly thereafter.

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

Pending Acquisition

On October 7, 1999, the Company signed a definitive agreement to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc. of Raleigh, North Carolina. In exchange, the Company will issue approximately 25,143,000 shares of its common stock resulting in MTX's shareholder owning 80% of the combined entity upon consummation of the transaction. Subject to Neoware shareholder approval and other conditions, the companies expect to complete the transaction by year-end or shortly thereafter.

MTX, Inc., a subsidiary of The MATCO Group, Inc., a privately held company headquartered in Binghamton, New York, designs, manufactures and sells a broad array of computer related products, including fixed function displays, printers, Communications Servers and Windows-based and network computer terminals. These products offer 3270-mainframe and 5250-midrange compatibility and have been designed to address the needs of MTX's extensive customer base and their migration from legacy based native coaxial, twinaxial, and Token Ring connectivity. MTX product strengths include unique desktop solutions offering support of technologies in the IBM green screen market, including terminal emulation software and a patent on the "Coax-to-Ethernet Bridge." MTX sells its products under the MTX and Memorex-Telex brand names.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                                Three Months Ended
                                                   September 30,
                                                1999             1998
                                               ------           ------
Gross Profit                                     23.1%           18.7%

Operating expenses
    Sales and marketing                          13.7            24.5
    Research and development                      6.9            11.2
    General and administrative                   16.5            27.0
                                                -----           -----
Operating loss                                  (14.0)          (44.0)
Interest (income) expense, net                     .8            (0.7)
                                                -----           -----
Loss before taxes                               (13.2)          (44.7)
Income tax benefit                                 --              --
                                                -----           -----
Net loss                                        (13.2)%         (44.7)%
                                                =====           =====

Net revenues for the three months ended September 30, 1999 increased to $2,639,515 from $2,179,293 for the comparable period in the prior fiscal year. The increase in net revenues was attributable to a substantial increase in sales to new customers. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

The Company's gross profit as a percentage of net revenues increased to 23.1% for the three months ended September 30, 1999 from 18.7% for the comparable period of the prior fiscal year. The change in gross profit percentage was a result of fixed overhead costs representing a lower percentage of revenue and a more favorable product mix. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three months ended September 30, 1999 were $980,124, a decrease of $386,951 from operating expenses of $1,367,075 in the comparable period of the prior fiscal year. Sales and marketing expenses decreased by $174,361 to $361,209 for the three months ended September 30, 1999 as compared to $535,570 for the prior year. The decrease reflects the impact of the restructuring of its international and domestic sales force. During the three months ended September 30, 1998, the Company terminated its relationship with its U.S. distributor. The Company believes that the elimination of a level of distribution will allow it to price its products more competitively without a negative impact on gross profit. The Company is using a low cost telesales channel to complement its current sales efforts and is selling to value added resellers. Research and development expenses for the three months ended September 30, 1999 decreased by $60,490 to $182,939 from $243,429 in the prior year primarily as a result of staffing changes and a reduction in the use of outside consultants and services. General and administrative expenses decreased to $435,976 for the three months ended September 30, 1999 from $588,076 in the prior year due primarily to the Company's cost reduction efforts.

The Company realized net interest income of $21,410 for the quarter ended September 30, 1999 as compared to net interest expense of $14,690 for the 1998 quarter. The decline in interest expense was primarily due to decreased borrowings under the Company's line of credit combined with the collection of recoverable income taxes of $1,121,554 in fiscal 1999 and the proceeds of $406,930 from the sale of its equity investment in Broadreach and the investment of such funds in interest bearing accounts.

No income tax benefit was recognized in the 1999 or 1998 periods as a result of the net operating losses incurred during the periods as there is no assurance at this time that the benefit of the net operating loss carryforwards will be realized.

For the three months ended September 30, 1999, the Company's net loss was $348,102 as compared to a net loss of $973,375 for the comparable period in the prior year. The decrease in net loss was attributable to increased revenues and gross margin combined with a decrease in operating expenses and interest expense.


Liquidity and Capital Resources

At September 30, 1999, the Company had net working capital of $2,171,403 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity include $1,278,028 of cash and cash equivalents and a $2,000,000 bank line of credit facility, all of which was available as of September 30, 1999. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus two percent (2%), with interest payable monthly, and all principal and interest due and payable on December 31, 1999. At September 30, 1999, the Company was not in compliance with certain of its financial covenants and the bank has granted a waiver of such non-compliance. In connection with such waiver, the Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time but not less than $400,000.


Cash and cash equivalents decreased by $192,878 during the quarter ended September 30, 1999, primarily as a result of repayments under the line of credit.

The Company used cash from operations of approximately $26,000 for the three months ended September 30, 1999 versus generating cash of approximately $834,000 for the three months ended September 30, 1998. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.


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

Forward-Looking Statements

Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include consummation of the MTX transaction, anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership of the Company's systems, anticipated growth of the thin client computing market, expansion of software products and thin client computer hardware products, statements regarding Year 2000 compliance and statements regarding the pending litigation. The words "believe," "expect," intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the Company's ability to lower its costs, the Company's relationship with SCI, the ability of the Company to market its products with Motorola to OEM customers, reliance on Microsoft's actions relating to Windows NT, customers' acceptance of Neoware's line of thin clients and newly introduced options, pricing pressures, rapid technological changes in the industry, growth of the thin client computer market, increased competition and the ability of the Company, its distributors, vendors, suppliers and customers to effectively address Year 2000 compliance issues. Additional factors which could affect the Company's actual results include quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.

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

During October 1999, an agreement in principle to settle all of the foregoing litigation was reached. The agreement in principle is subject to approval by the Court.

On May 5, 1998, a complaint was filed in the Court of Common Pleas of Montgomery County against the Company by Development Concepts, Inc. ("DCI"). The complaint asserted claims for common law breach of contract, fraud, misrepresentation, breach of warranty and violations of the federal Lanham Act arising primarily from the parties' contractual relationships. The complaint sought an indeterminate amount of monetary damages in excess of $1,500,000. On October 29, 1998, the Company filed its Answer and Counterclaim to the Complaint asserting claims for breach of contract, unjust enrichment, unfair competition and misappropriation of trade secrets. The Counterclaim demanded injunctive and monetary relief in excess of $180,000. On October 1, 1999, the parties entered into an agreement settling the litigation without admission of liability by either party.

Management believes that these settlements will not have a material adverse effect on the Company's financial position or results of operation.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           None

                  (b)      Reports on Form 8-K:

                           On October 19, 1999, the Company filed a Form 8-K
reporting the signing of a definitive agreement to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc.

                           On October 20, 1999, the Company filed two Forms
8-K/A amending its Form 8-K filed on October 19, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                     NEOWARE SYSTEMS, INC.




Date:  November 15, 1999             By: /S/ EDWARD C. CALLAHAN, JR.
                                         -----------------------------
                                         Edward C. Callahan, Jr.,
                                         President and Chief
                                         Executive Officer





Date:  November 15, 1999            By: /S/ VINCENT T. DOLAN
                                        ------------------------------
                                        Vincent T. Dolan
                                        Chief Financial Officer
                                        (Principal Accounting Officer
                                        and Principal Financial Officer)