Form 10-Q
period 1999-12-31
NEOWARE SYSTEMS INC
filed 2000-02-14
CIK 894743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

                              --------------------

(Mark One)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended December 31, 1999

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.


                        Commission File Number: 000-21240

                         -------------------------------

                              NEOWARE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                      23-2705700
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                                400 Feheley Drive
                       King of Prussia, Pennsylvania 19406
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 277-8300
               (Registrant's telephone number including area code)

                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_  No ___

As of February 1, 2000, there were outstanding 6,295,810 shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page
                                                                       Number
Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1999 and June 30, 1999                              3

         Consolidated Statements of Operations for the
         Three and Six Months Ended December 31, 1999 and 1998            4

         Consolidated Statements of Cash Flows for the
         Six Months Ended December 31, 1999 and 1998                      5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

         Signatures                                                      12

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                           December 31,               June 30,
                           ASSETS                                             1999                      1999
                           ------                                       ---------------            -------------
CURRENT ASSETS:
      Cash and cash equivalents                                         $    1,315,388             $  1,470,906
      Accounts receivable, net of allowance for
        doubtful accounts of $211,396 and $196,756                           1,411,403                2,586,693
      Inventories                                                              970,580                1,324,424
      Prepaid expenses and other                                                73,435                  264,322
      Note receivable                                                          700,000                      ---
                                                                        ---------------            -------------

             Total current assets                                            4,470,806                5,646,345

PROPERTY AND EQUIPMENT, net                                                    345,852                  438,367

NOTE RECEIVABLE                                                                     --                  700,000

CAPITALIZED AND PURCHASED SOFTWARE, net                                        495,779                  541,185
                                                                        ---------------            -------------

                                                                        $    5,312,437             $  7,325,897
                                                                        ===============            =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:

      Line of credit                                                                --             $    143,000
      Accounts payable                                                  $    1,209,816                1,654,926
      Accrued expenses                                                         759,388                1,106,388
      Deferred revenue                                                         296,107                  319,672
                                                                        ---------------            -------------

             Total current liabilities                                       2,265,311                3,223,986
                                                                        ---------------            -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 1,000,000
        shares authorized, none issued and outstanding                              --                       --
      Common stock, $.001 par value, 50,000,000
        shares authorized, 6,295,810 shares issued
        and outstanding                                                          6,295                    6,285
      Additional paid-in capital                                            10,181,448               10,178,358
      Retained earnings                                                     (7,140,617)              (6,082,732)
                                                                        ---------------            -------------

             Total stockholders' equity                                      3,047,126                4,101,911
                                                                        ---------------            -------------

                                                                        $    5,312,437             $  7,325,897
                                                                        ===============            =============

                 The accompanying notes are an integral part of
                          these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                Three Months Ended                 Six Months Ended
                                                   December 31,                      December 31,
                                           ----------------------------     ------------------------------

                                                1999           1998              1999             1998
                                           ------------    ------------     -------------    -------------
NET REVENUES                               $ 2,679,851     $ 3,227,115      $  5,319,367     $  5,406,408

COST OF REVENUES                             2,151,551       3,296,544         4,180,455        5,067,447
                                           ------------    ------------     -------------    -------------

         Gross profit                          528,300        (69,429)         1,138,912          338,961
                                           ------------    ------------     -------------    -------------

OPERATING EXPENSES:

      Sales and marketing                      259,411         394,956           620,621          930,526
      Research and development                 158,266         166,871           341,205          410,300
      General and administrative               439,714         505,418           875,690        1,093,494
      Acquisition costs                        406,045              --           406,045               --
                                           ------------    ------------     -------------    -------------

         Total operating expenses            1,263,436       1,067,245         2,243,561        2,434,320
                                           ------------    ------------     -------------    -------------

         Operating loss                       (735,136)     (1,136,674)       (1,104,649)      (2,095,359)

GAIN ON SALE OF EQUITY INVESTMENT                   --        (406,930)               --         (406,930)

INTEREST (INCOME) EXPENSE, NET                 (25,353)         (9,793)          (46,763)           4,897
                                           ------------    ------------     -------------    -------------

NET LOSS                                    $ (709,783)    $  (719,951)     $ (1,057,885)    $ (1,693,326)
                                           ============    ============     =============    =============

BASIC & DILUTED LOSS PER SHARE              $    (0.11)    $     (0.11)     $      (0.17)    $      (0.27)
                                           ============    ============     =============    =============

Weighted average number of
  shares used in basic and diluted
  loss per share computation                 6,292,615       6,277,784         6,289,199        6,270,971
                                           ============    ============     =============    =============

                 The accompanying notes are an integral part of
                           these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Six months Ended
                                                                                       December 31,
                                                                             --------------------------------
                                                                                  1999               1998
                                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (1,057,885)      $ (1,693,326)
   Adjustments to reconcile net loss to
     net cash provided by operating activities -
         Depreciation and amortization                                             262,482            364,620
         Amortization of deferred compensation                                          --             17,368
         Gain on sale of equity investment                                              --           (406,930)
         Provision for inventory obsolescence                                           --            800,000

   Changes in operating assets and liabilities -
     (Increase) decrease in:
         Accounts receivable                                                     1,175,290          2,649,951
         Inventories                                                               353,844            683,753
         Recoverable income taxes                                                       --          1,121,554
         Prepaid expenses and other                                                190,887            (97,912)
      Increase (decrease) in:
         Accounts payable                                                         (445,110)          (847,890)
         Accrued expenses                                                         (347,000)           (79,056)
         Deferred revenue                                                          (23,565)            12,000
                                                                             --------------     -------------

         Net cash provided by operating activities                                 108,943          2,524,132
                                                                             --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equity investment                                             --            406,930
   Purchases of property and equipment                                             (15,356)             (936)
   Capitalized software                                                           (109,205)         (126,781)
                                                                             --------------     -------------

       Net cash provided by (used in) investing activities                        (124,561)          279,213
                                                                             --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments under line of credit                                            (143,000)       (2,200,000)
   Exercise of stock options                                                         3,100                --
   Sale of Common Stock                                                                 --            24,327
                                                                             --------------     -------------

       Net cash used in financing activities                                      (139,900)       (2,175,673)
                                                                             --------------     -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (155,518)          627,672

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,470,906         1,302,984
                                                                             --------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   1,315,388      $  1,930,656
                                                                             ==============     =============

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                                 $      12,459      $     56,998


                 The accompanying notes are an integral part of
                          these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the six month period ended December 31, 1999 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. REVENUE RECOGNITION AND MAJOR CUSTOMERS

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by December 31, 1999 and 1998 were $253,000 and $524,000 respectively. Accounts receivable relating to "bill and hold" transactions were zero and $317,000 at December 31, 1999 and 1998, respectively. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Net revenues from one individual customer amounted to 10% of total net revenues for the three months ended December 31, 1999. At December 31, 1999, the Company had receivables from this customer of approximately $53,000. No customer accounted for 10% or more of total net revenues for the six months ended December 31, 1999 or 1998 or for the three months ended December 31, 1998.

3. INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                  December 31,        June 30,
                                                      1999              1999
                                                  ------------      ------------
Purchased components and subassemblies            $    499,875      $    732,026
Work-in-process                                         92,293           129,972
Finished goods                                         378,412           462,426
                                                  ------------      ------------
                                                  $    970,580      $  1,324,424
                                                  ============      ============

During the six month period ended December 31, 1998, the Company entered into an agreement to outsource a significant portion of its manufacturing and fulfillment services. In December 1998, the Company recorded a charge of $800,000 to reduce the carrying value of certain inventory to the lower of cost or market value. The charge is recorded as a component of cost of revenues in the accompanying consolidated statements of operations for the six months ended December 31, 1998.

4. NOTE RECEIVABLE

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

In December 1998, the Company sold its 2% interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statements of operations for the six months ended December 31, 1998.


5. LINE OF CREDIT

The Company has a line of credit agreement with a bank that provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on March 31, 2000. Borrowings under the credit agreement bear interest at the bank's prime rate plus 2.00% (10.5% at December 31, 1999).

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. At December 31, 1999, the Company was not in compliance with certain of its financial covenants. The bank has subsequently agreed to waive such noncompliance. In connection with such waiver, the Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time but not less than $400,000.

6. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the six month periods ended December 31, 1999 and 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options and warrants to purchase 7,090,342 shares of Common Stock at prices ranging from $.84 to $7.13 per share were outstanding at December 31, 1999.

7. ACQUISITION COSTS

During the three months ended December 31, 1999, the Company incurred costs of $406,045 relating to a definitive agreement dated October 7, 1999 to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc. of Raleigh, North Carolina. On January 31, 2000, in connection with announcing its new Linux-based product strategy, the Company exercised its right to terminate the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Neoware Systems, Inc. (the Company) designs, develops and markets information appliances based upon embedded versions of the Linux and Windows operating systems. The Company's products are designed to run limited local applications for specific vertical markets, plus allow access to Linux servers, the Internet and Windows-based applications running on multi-user Windows NT servers. These products are designed as an alternative to general purpose personal computers, offering easier installation, as well as lower up-front and administrative costs. The Company also provides integration services that allow customers to integrate our products into their environment. The Company's NeoStation family of Windows-based terminals and related software allows users to utilize substantially all of their existing computer systems and applications running on Windows platforms, UNIX, mainframes and minicomputers, and access them across a network.

The Company has utilized its more than ten years of experience developing embedded UNIX-based operating systems to create an embedded version of the industry-standard Linux operating system which is designed to operate in small "appliance" devices with limited memory and no hard drive. The Company intends to seek financing and strategic partnerships in order to capitalize upon these new product opportunities.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.


                                                  Three Months Ended                Six Months Ended
                                                       December 31,                     December 31,
                                                ----------------------             --------------------
                                                1999              1998             1999            1998
                                                ----              ----             ----            ----
Gross Profit                                    19.7%             (2.2)%           21.4%            6.3%

Operating expenses
    Sales and marketing                          9.7               12.2            11.7            17.3
    Research and development                     5.9                5.2             6.4             7.6
    General and administrative                  16.4               15.6            16.5            20.2
    Acquisition costs                           15.2                 --             7.6              --
                                                ----               ----            ----            ----

Operating loss                                 (27.4)             (35.2)          (20.8)          (38.8)
Gain on sale of equity investment                 --               12.6              --             7.6
Interest (income) expense, net                   0.9                0.3            (0.9)           (0.1)
                                                ----               ----            ----            ----

Loss before Taxes                              (26.5)             (22.3)          (19.9)          (31.3)
Income tax benefit                                --                 --              --              --
                                                ----               ----            ----            ----
Net loss                                       (26.5)             (22.3)          (19.9)          (31.3)
                                               =====              =====           =====           =====


Net revenues for the three and six months ended December 31, 1999 decreased to $2,679,851 and $5,319,367, respectively, compared to $3,227,115 and $5,406,408 for the comparable period in the prior fiscal year. The Company is subject to significant variances in quarterly operating results because of fluctuations in the timing of receipt of large orders.

The Company's gross profit as a percentage of net revenues for the three and six month periods ended December 31, 1999 were 19.7% and 21.4%, respectively. For the three and six month periods ended December 31,1998, the Company's gross margins, before the provision of $800,000 for inventory obsolescence recorded in December 1998, was 22.6% and 21.7%. The reduction in gross profit percentage for the three months ended December 31, 1999 was a result of fixed overhead costs representing a higher percentage of revenue and a less favorable product mix. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three and six month periods ended December 31, 1999 were $1,263,436 and $2,243,561, respectively, compared to $1,067,245 and $2,434,320 in the comparable periods of the prior fiscal year. Sales and marketing expenses decreased to $259,411 and $620,621 for the three and six months ended December 31, 1999 as compared to $394,956 and $930,526 for the prior year. The decrease reflects the impact of the restructuring of the international and domestic sales force during the six months ended December 31,1998. During the three months ended September 30, 1998, the Company terminated its relationship with its U.S. distributor. The Company is using a low cost telesales channel to complement its current sales efforts and is selling to value added resellers. Research and development expenses for the three and six months ended December 31, 1999 decreased to $158,266 and $341,205, respectively, as compared to $166,871 and $410,300 in the prior year primarily as a result of staffing changes and a reduction in the use of outside consultants and services. General and administrative expenses decreased to $439,714 and $875,690 for the three and six months ended December 31, 1999, respectively, as compared to $505,418 and 1,093,494 in the prior year due primarily to the Company's cost reduction efforts. During the three months ended December 31, 1999, the Company incurred costs of $406,045 relating to a definitive agreement dated October 7, 1999 to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc. of Raleigh, North Carolina. On January 31, 2000, in connection with announcing its new Linux-basesd product strategy, the Company exercised its right to terminate the agreement.

The Company realized net interest income of $25,353 and 46,763 for the three and six months ended December 31, 1999, respectively, as compared to net interest income of $9,793 and interest expense of $4,897 in the prior year. The decline in interest expense was primarily due to decreased borrowings under the Company's line of credit combined with the collection of recoverable income taxes of $1,121,554 and the proceeds of $406,930 from the sale of its equity investment in Broadreach during the six month period ended December 31,1998 and the investment of such funds in interest bearing accounts.

No income tax benefit was recognized in the 1999 or 1998 periods as a result of the net operating losses incurred during the periods as there is no assurance at this time that the benefit of the net operating loss carryforwards will be realized.

For the three and six months ended December 31, 1999, the Company's net loss was $709,783, including costs of $406,045 associated with its proposed transaction with MTX, Inc., and $1,057,885, respectively. The net loss for the three and six months ended December 31, 1998 was $719,951, including an inventory writedown of $800,000 offset by a gain on sale of equity investment of $406,930, and $1,693,326, respectively. The decrease in net loss for the six months ended December 31, 1999 compared to the prior year is primarily attributable to the Company's cost reduction and restructuring initiatives.

Liquidity and Capital Resources

At December 31, 1999, the Company had net working capital of $2,205,495 composed primarily of cash and cash equivalents, accounts receivable, inventory and a note receivable. The Company's principal sources of liquidity include $1,315,388 of cash and cash equivalents and a $2,000,000 bank line of credit facility. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus two percent (2%), with interest payable monthly, and all principal and interest due and payable on March 31, 2000. At December 31, 1999, the Company was not in compliance with certain of its financial covenants and the bank has granted a waiver of such non-compliance. In connection with such waiver, the

Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time but not less than $400,000.

Cash and cash equivalents decreased by $155,518 during the six months ended December 31, 1999, primarily as a result of repayments under the line of credit.

The Company generated cash from operations of approximately $109,000 and $2,524,000 for the six months ended December 31, 1999 and 1998, respectively. Cash flow from operations for the six months ended December 31, 1998 included approximately $1,122,000 of recoverable income taxes and a gain of $407,000 on the sale of the equity investment in Broadreach. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under the credit facility and possible new debt and equity sources. The Company intends to seek financing and strategic partnerships in order to capitalize upon new product opportunities relating to information appliance devices. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.

Year 2000 Matter

The Year 2000 matter related to whether computer hardware and software would properly recognize date sensitive information referring to the Year 2000.
Prior to December 31, 1999, the Company undertook various remediation measures to address its state of readiness with regard to the Year 2000 issue. Such measures included evaluating and testing computer systems and equipment for Year 2000 compliance, contacting significant suppliers, customers and other critical business partners to assess their readiness plans, and developing contingency plans for key administrative and supply chain functions. During calendar year 2000, the Company has not experienced any significant Year 2000 problems with its information systems hardware, application software, equipment or operating systems. The Company also has not experienced any significant Year 2000 complications regarding any of its suppliers, customers or other business partners. Since latent Year 2000 related problems may arise in the future, the Company will continue to monitor the Year 2000 compliance of its operating systems and equipment. Accordingly, there can be no assurance that the Company and its suppliers, customers or other business partners will not experience any Year 2000 problems in the future

Forward-Looking Statements

Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include the Company's new product and market strategy, the development of our new Windows-based and Linux-based products, anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership and easier installation of the Company's systems, anticipated growth of the thin client computing and Linux-based appliance markets, expansion of software products, information appliance products and thin client computer hardware products, any potential problems relating to Year 2000 matters (including those relating to latent Year 2000 problems that may affect the Company in the future, unanticipated remediation costs, and resolution of any Year 2000 problems experienced by significant vendors, suppliers, customers and other similar third parties),and the ability to obtain financing and strategic partnerships. The words "believe," "expect," intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the Company's ability to obtain financing and strategic partnerships, to successfully develop and market its products, including its new Windows-based and Linux-based products, the Company's ability to lower its costs, the ability of the Company to market its products to OEM customers, reliance on Microsoft's actions relating to Windows CE, Windows NT and Windows 2000, customers' acceptance of Neoware's products, pricing pressures, rapid technological changes in the industry, growth of the information appliance and thin client computer markets and increased competition. Additional factors which could affect the Company's actual results include quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 11, 1998, a complaint, naming as defendants the Company, its Chairman, and its former CFO, was filed as a purported class action on behalf of purchasers of the Company's common stock during the period from June 15, 1996 through August 15, 1997. The complaint alleged, among other things, that the defendants made misrepresentations related to plans for various potential acquisitions by a subsidiary of the Company and a spin-off. An amended complaint was subsequently filed which added claims on behalf of a second purported class -- purchasers of the Company's stock from November 13, 1997 through May 1, 1998 -- related to the Company's announcement, on April 30, 1998, that it would be restating certain financial results previously reported for the first two quarters of fiscal year 1998. Thereafter, four separate purported securities class actions were filed.

During October 1999, an agreement in principle to settle all of the foregoing litigation was reached. The agreement in principle is subject to approval by the Court.

Management believes that this settlement will not have a material adverse effect on the Company's financial position or results of operation.

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

On October 20, 1999, the Company filed two Forms 8-K/A amending its Form 8-K filed on October 19, 1999.

On November 29, 1999, the Company filed a Form 8-K reporting that it had received notification from Nasdaq that a determination had been made to delist the Company's securities from the Nasdaq National Market, that the Company intended to appeal and that the definitive agreement with MTX, Inc. contained a closing condition requiring continued listing on the Nasdaq National Market.

On January 31, 2000, the Company filed a Form 8-K reporting that the Company's securities would be listed on the Nasdaq Small Cap Market effective January 31, 2000. The Company also reported that it terminated the agreement with MTX, Inc. and intends to pursue a new product and market strategy based upon the market for Linux-based information appliances.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                     NEOWARE SYSTEMS, INC.



Date: February 14, 2000              By: /S/ EDWARD C. CALLAHAN, JR.
                                     -------------------------------
                                         Edward C. Callahan, Jr.,
                                         President and Chief Executive Officer



Date: February 14, 2000              By: /S/ VINCENT T. DOLAN
                                     -------------------------------
                                         Vincent T. Dolan
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)