Form 10-Q
period 2000-03-31
NEOWARE SYSTEMS INC
filed 2000-05-15
CIK 894743

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

For the Quarter ended March 31, 2000

_________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

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

                   ------------------------------------------


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

As of May 1, 2000, there were outstanding 10,275,163 shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                        Page
                                                                     Number
Item 1. Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 2000 and June 30, 1999                            3

            Consolidated Statements of Operations for the
            Three and Nine Months Ended March 31, 2000 and 1999         4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2000 and 1999                   5

            Notes to Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                              11
Item 2. Changes in Securities and Use of Proceeds                      11
Item 6. Exhibits and Reports on Form 8-K                               12

        Signatures                                                     13

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

ASSETS
                                             March 31, 2000      June 30, 1999
                                             --------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                      $ 9,092,028        $ 1,470,906
Accounts receivable, net                         1,770,594          2,586,693
Inventories                                        981,206          1,324,424
Prepaid expenses and other                          49,435            264,322
Note receivable                                    700,000                  -
                                              ------------        -----------
Total current assets                            12,593,263          5,646,345
                                              ------------        -----------

Property and equipment, net                        283,898            438,367
Note receivable                                          -            700,000
Capitalized and purchased software, net            393,283            541,185
                                              ------------        -----------
                                              $ 13,270,444        $ 7,325,897
                                              ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit                                           -        $   143,000
Accounts payable                              $  1,049,136          1,654,926
Accrued expenses                                   823,056          1,106,388
Deferred revenue                                   286,198            319,672
                                              ------------        -----------
Total current liabilities                        2,158,390          3,223,986
                                              ------------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock                                          -                  -
Common stock                                         8,781              6,285
Additional paid-in capital                      18,807,385         10,178,358
Retained earnings                               (7,704,112)        (6,082,732)
                                              ------------        -----------
Total stockholders' equity                      11,112,054          4,101,911
                                              ------------        -----------
                                              $ 13,270,444        $ 7,325,897
                                              ============        ===========


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Three Months Ended                         Nine Months Ended
                                            March 31,     March 31,                 March 31,         March 31,
                                              2000          1999                      2000              1999
                                          -----------    ----------                -----------       -----------
Net Revenues                              $2,520,727     $2,437,877                $ 7,840,093       $ 7,844,285
Cost of revenues                           2,131,923      1,888,222                  6,312,377         6,955,669
                                          ----------     ----------                -----------       -----------
Gross profit                                 388,804        549,655                  1,527,716           888,616
                                          ----------     ----------                -----------       -----------

OPERATING EXPENSES:

Sales and Marketing                          359,448        313,819                    980,069         1,244,345
Research and development                     138,860        161,001                    480,065           571,301
General and administrative                   454,232        458,028                  1,329,921         1,551,519
Acquisition costs                             39,942              -                    445,987                 -
                                          ----------     ----------                -----------       -----------
Operating expenses                           992,482        932,848                  3,236,042         3,367,165
                                          ----------     ----------                -----------       -----------

Operating (loss) income                     (603,678)      (383,193)                (1,708,326)       (2,478,549)

Gain on sale of equity investment                  -              -                          -           406,930
Interest income (expense), net                40,183         18,507                     86,946            13,610
                                          ----------     ----------                -----------       -----------
Net (loss) income                         $ (563,495)    $ (364,686)               $(1,621,380)      $(2,058,009)
                                          ==========     ==========                ===========       ===========

Basic and diluted loss per share          $    (0.08)    $    (0.06)               $     (0.25)      $     (0.33)
                                          ==========     ==========                ===========       ===========

Weighted average number of
Shares used in basic and diluted
Earnings per share computation             6,872,634      6,285,772                  6,493,581         6,281,543
                                          ==========     ==========                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                  March 31,            March 31,
                                                                                    2000                 1999
                                                                                -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $  (1,621,380)        $  (2,058,009)

Adjustments to reconcile net (loss) income to net cash provided by
       (used in) operating activities:
            Depreciation and amortization                                            434,340               561,744
            Amortization of deferred compensation                                          -                17,368
            Gain on sale of equity investment                                              -              (406,930)
            Provision for inventory obsolescence                                     130,000               800,000

Changes in operating assets and liabilities-
       (Increase) decrease in:
            Accounts receivable                                                      816,099             3,580,837
            Inventories                                                              213,218               795,095
            Recoverable income taxes                                                       -             1,121,554
            Prepaid expenses and other                                               214,887              (127,617)
       Increase (decrease) in:
            Accounts payable                                                        (605,790)           (1,047,276)
            Accrued expenses                                                        (283,332)               (5,249)
            Deferred revenue                                                         (33,474)               82,143
                                                                               -------------         -------------
Net cash (used in) provided by operating activities                                 (735,432)            3,313,660
                                                                               -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equity investment                                             -               406,930
       Purchases of property and equipment                                            (7,339)              (21,500)
       Capitalized software                                                         (124,630)             (162,909)
                                                                               -------------         -------------
Net cash (used in) provided by investing activities                                 (131,969)              222,521
                                                                               -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings under line of credit                                              (143,000)           (2,901,000)
       Sale of common stock                                                                -                24,327
       Exercise of stock options                                                     264,757                     -
       Exercise of warrants                                                        8,366,766                     -
                                                                               -------------         -------------
Net cash (used in) provided by financing activities                                8,488,523            (2,876,673)
                                                                               -------------         -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   7,621,122               659,508
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,470,906             1,302,984
                                                                               -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   9,092,028         $   1,962,492
                                                                               =============         =============
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                                         $      14,372         $      59,028

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the nine month period ended March 31, 2000 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. REVENUE RECOGNITION AND MAJOR CUSTOMERS

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and/or lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by March 31, 2000 and 1999 were approximately $164,000 and $403,000, respectively. There were no accounts receivable relating to "bill and hold" transactions at both March 31, 2000 and 1999. Service contract revenue is recognized ratably over the contract period. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

Net revenues from one customer amounted to 11.3% of total net revenues for the three months ended March 31, 2000 and, as of March 31, 2000, the Company had receivables from this customer of approximately $204,000. No customer accounted for 10% or more of total net revenues for the nine months ended March 31, 2000 and 1999. Net revenues from one customer amounted to 12% of total revenues for the three months ended March 31, 1999.

3. INVENTORIES

Inventories are stated at the lower of cost or market (first-in, first-out method) and consisted of the following:

                                                  March 31,         June 30,
                                                    2000              1999
                                                ------------       -----------
Purchased components and subassemblies          $    487,952       $   732,026
Work-in-process                                       91,721           129,972
Finished goods                                       401,533           462,426
                                                ------------       -----------
                                                $    981,205       $ 1,324,424
                                                ============       ===========

During the three months ended March 31, 2000, the Company made a decision to terminate the engineering and manufacturing of its proprietary hardware and has transitioned to become a software and services company with system sales based upon installing its software products onto standard platforms. In connection with this transition, the Company recorded a charge of $165,000 for the reduction in carrying value of certain inventory to the lower of cost or market value and for the acceleration of depreciation of customized test equipment no longer required for manufacturing of custom hardware platforms. The charge is recorded as a component of cost of sales in the accompanying consolidated statements of operations for the three and nine month periods ended March 31, 2000.

During the nine months ended March 31, 1999, the Company entered into an agreement to outsource a significant portion of its custom manufacturing and fulfillment services. In December 1998, the Company recorded a charge of $800,000 to reduce the carrying value of certain inventory to the lower of cost or market value. The charge is recorded as a component of cost of revenues in the accompanying consolidated statement of operations for the nine months ended March 31, 1999.

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

In December 1998, the Company sold its 2% interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statement of operations for the nine months ended March 31, 1999.

5. LINE OF CREDIT

The Company has a line of credit agreement with a bank that provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on June 30, 2000. Borrowings under the credit agreement bear interest at the bank's prime rate plus 2.00% (11% at March 31, 2000). The line of credit is collateralized by substantially all of the assets of the Company and requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. The Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time.

6. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three and nine month periods ended March 31, 2000 and 1999, there were no dilutive effects of stock options or warrants as the Company incurred net losses. Options and warrants to purchase 4,424,888 shares of Common Stock at prices ranging from $.84 to $7.13 per share were outstanding at March 31, 2000.

7. ACQUISITION COSTS

During the three and nine month periods ended March 31, 2000, the Company incurred costs of $39,942 and $445,987, respectively, relating to a definitive agreement dated October 7, 1999 to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc. of Raleigh, North Carolina. On January 31, 2000, the Company exercised its right to terminate the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides the software and infrastructure to allow the wide-scale deployment of information appliances in business environments. Neoware's software and management tools are designed to power a new generation of smart devices that bring the benefits of open, industry-standard technologies to a wide variety of proprietary business devices. Neoware's products are designed to run local applications for specific vertical markets, plus allow access to Linux servers, the Internet and Windows-based applications running on multi-user Windows servers. Neoware's infrastructure software powers and manages information appliances, which are designed as alternatives to proprietary devices and general-purpose personal computers, offering the cost benefits of industry-standard hardware and software, easier installation, as well as lower up-front and administrative costs.

During the quarter ended March 31, 2000, the Company announced the reduction in the exercise price of its outstanding warrants and extended the expiration date of the warrants to April 14, 2000. A total of approximately $14 million was raised as a result of the exercise of these warrants (of which approximately $8.4 million was received as of March 31, 2000) and the Company intends to utilize this capital to begin to aggressively pursue a growth strategy in the information appliance marketplace. The Company intends to seek additional financing, if necessary, and strategic partnerships in order to capitalize upon these new product opportunities.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                                  Three Months Ended                Nine Months Ended
                                                        March 31,                          March 31,
                                                2000              1999             2000            1999
                                                ----              ----             ----            ----
Gross Profit                                    15.4%             22.6%            19.5%           11.3%

Operating expenses:
    Sales and marketing                         14.2              12.9             12.5            15.9
    Research and development                     5.5               6.6              6.1             7.3
    General and administrative                  18.0              18.8             17.0            19.7
    Acquisition costs                            1.6                 -              5.7               -
                                               -----             -----            -----           -----

Operating loss                                 (23.9)            (15.7)           (21.8)          (31.6)
Gain on sale of equity investment                  -                 -                -             5.2
Interest income (expense), net                   1.5               0.7              1.1             0.2
                                               -----             -----            -----           -----

Loss before taxes                              (22.4)            (15.0)           (20.7)          (26.2)
Income taxes                                       -                 -                -               -
                                               -----             -----            -----           -----
Net loss                                       (22.4)%           (15.0)%          (20.7)%         (26.2)%
                                               =====             =====            =====           =====

Net revenues for the three and nine months ended March 31, 2000 amounted to $2,520,727 and $7,840,093, respectively, compared to $2,437,877 and $7,844,285 for the comparable periods in the prior fiscal year. Although not a factor for the periods reported, the Company's revenues can be subject to significant variances because of fluctuations in the timing of receipt of large orders.

The Company's gross profit as a percentage of net revenues for the three and nine month periods ended March 31, 2000, before the provision of $165,000 for the write-down of certain inventory and fixed assets associated with its transition from a proprietary hardware manufacturer, was 21.9% and 22.6%, respectively. For the nine months ended March 31, 1999, the Company's gross profit, before the provision of $800,000 for inventory obsolescence recorded in December 1998, was 21.5% compared to 19.5% for the current year. The variations in gross profit percentages, after the adjustments described above, are attributable to product mix. The Company anticipates that its gross margin percentage may vary from quarter to quarter depending on the relationship of fixed overhead to total revenue and the mix of business, including the mix of hardware and software revenues. The gross profit percentage may also vary in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Sales and marketing expenses amounted to $359,448 and $980,069 for the three and nine month periods ended March 31, 2000 as compared to $313,819 and $1,244,345, respectively, for the prior year. The increase for the three months ended March 31, 2000 over the prior year is attributable to the addition of personnel and the increase in professional costs associated with the beginning of the Company's implementation of its growth strategy. The decrease for the nine months ended March 31, 2000 in relation to the prior year is a result of the impact of the reduction in personnel which was implemented during the nine months ended March 31, 1999 due to the slower than anticipated expansion of the thin client computer market at that time. In order to successfully increase its revenues, the Company must hire additional marketing and sales personnel which may be difficult due to competition for employees with such skills.

Research and development expenses for the three and nine month periods ended March 31, 2000 decreased to $138,860 and $480,065, respectively, as compared to $161,001 and $571,301, respectively, in the prior year primarily as a result of reductions in staffing (including the elimination of all hardware engineering staff during the three months ended March 31, 2000) and in the use of outside consultants and services. In conjunction with the implementation of its growth strategy, it is anticipated that research and development costs will increase significantly in future quarters primarily as a result of hiring additional software engineers. Competition for employees with thes skills is severe and the Company may have difficulty attracting suitably qualified personnel.

General and administrative expenses decreased to $454,232 and $1,329,921 for the three and nine month periods ended March 31, 2000, respectively, as compared to $458,028 and $1,551,519 in the prior year. The decrease for the current nine months compared to the prior year is due primarily to a reduction in professional fees and personnel costs. During the three and nine month periods ended March 31, 2000, the Company incurred costs of $39,942 and $445,987, relating to a definitive agreement dated October 7, 1999 to acquire certain assets, assume certain liabilities and acquire the business of MTX, Inc. of Raleigh, North Carolina. On January 31, 2000, in connection with announcing its new Linux-based product strategy, the Company exercised its right to terminate the agreement. The Company expects that general and administrative expenses will increase in the future as a result of the need to add personnel to support the Company's growth strategy.

The Company realized net interest income of $40,183 and $86,946 for the three and nine month periods ended March 31, 2000, respectively, as compared to net interest income of $18,507 and $13,610 in the prior year. The increase in interest income was primarily due to cash received from the exercise of the Company's warrants and the investment of such funds in interest bearing accounts combined with decreased borrowings under the Company's line of credit.

No income tax benefit was recognized in the 2000 or 1999 periods as a result of the net operating losses incurred during the periods as there is no assurance at this time that the benefit of the net operating loss carryforwards will be realized.

The increase in the Company's net loss for the three months ended March 31, 2000 compared to the prior year is primarily attributable to the charge of $165,000 described above. The net loss for the nine months ended March 31, 2000 includes the MTX acquisition costs of $445,987 and the charge of $165,000. The net loss for nine months ended March 31, 1999 includes the inventory writedown of $800,000 offset by a gain on sale of equity investment of $406,930. The decrease in net loss for the nine months ended March 31, 2000 compared to the prior year, after taking these items into account, is primarily attributable to the reduction in operating expenses described above. The Company expects to incur increased sales and marketing, research and development, and general and administrative expenses relating to its growth strategy. As a result, the Company will need to generate significant increases in revenues to achieve profitability. There are no assurances that the Company will achieve profitability in the future or, if it does, whether it will be able to sustain it.

Liquidity and Capital Resources

At March 31, 2000, the Company had net working capital of $10,434,873 composed primarily of cash and cash equivalents, accounts receivable, inventory and a note receivable. The Company's principal sources of liquidity include $9,092,028 of cash and cash equivalents. The Company also has a line of credit facility of $2,000,000 which is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus two percent (2%), with interest payable monthly, and all principal and interest due and payable on June 30, 2000. The Company has agreed to maintain cash collateral equal to the amount outstanding under the line from time to time.

Cash and cash equivalents increased by $7,621,122 during the nine months ended March 31, 2000, primarily as a result of exercises of the Company's warrants.

The Company used cash from operations of $735,432 for the nine months ended March 31, 2000 primarily as a result of the net loss for the period. The Company generated cash from operations of $3,313,660 for the nine months ended March 31, 1999, which included a reduction in accounts receivable of $3,580,837, recoverable income taxes of $1,121,554 and a gain of $406,930 on the sale of the equity investment in Broadreach offset by the net loss for the period and a reduction in accounts payable of $1,047,276. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under the credit facility and possible new debt and equity sources. The Company intends to seek additional financing, if necessary, and strategic partnerships in order to capitalize upon new product opportunities relating to information appliance devices. The Company may not be able to obtain financing or it may not be available on terms acceptable to the Company. If the Company is not able to obtain sufficient financing, it may not be able to successfully implement its growth strategy. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.

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

Forward-Looking Statements

Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and relate to the development of the Company's products and future operating results that are subject to certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements include statements regarding the Company's new product and market strategy, the development of the Company's new Windows-based and Linux-based products, anticipated purchases by customers, future margins and margin trends, future revenues and operating losses, the Company's competitive position, lower cost of ownership and easier installation of the Company's systems, anticipated growth of the information appliance markets, any potential problems relating to Year 2000 matters and the Company's plan to seek financing and strategic partnerships. The words "believe," "expect," intend," "anticipate," variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include the Company's ability to obtain financing and strategic partnerships, to add qualified personnel, to successfully develop and market its products, including its new Windows-based and Linux-based products, to lower its costs, to market its products to OEM customers, the Company's reliance on Microsoft's actions relating to Windows CE, Windows NT and Windows 2000, customers' acceptance of Neoware's products, pricing pressures, rapid technological changes in the industry, growth of the information appliance and thin client computer markets and increased competition. Additional factors which could affect the Company's actual results include quarterly fluctuations in operating results, general economic conditions affecting the demand for computer products, the timing of significant orders, failure to reduce product costs or maintain quality, delays in the receipt of key components, seasonal patterns of spending by customers and the outcome of various litigation. The Company does not undertake to update any forward-looking statements made herein.

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

During October 1999, an agreement in principle to settle all of the foregoing litigation was reached and the parties subsequently have executed and filed with the Court a definitive settlement agreement. The settlement agreement is subject to approval by the Court and a hearing in that regard is scheduled for July 14, 2000.

Management believes that this settlement will not have a material adverse effect on the Company's financial position or results of operation.

Item 2. Changes in Securities and Use of Proceeds

         Effective February 14, 2000, the Company amended the terms of its publicly traded Common Stock Purchase Warrants to reduce the exercise price to $3.75 and to extend the expiration date from March 25, 2000 to April 14, 2000. Upon the termination of the exercise period, 3,725,853 warrants had been exercised subsequent to the reduction of the exercise price, from which the Company derived gross proceeds of approximately $14 million, with the balance of approximately 2 million warrants expiring unexercised.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10.1 Employment Agreement, dated February 14, 2000, between the Company and Michael G. Kantrowitz

               10.2  1995 Stock Option Plan (as amended through February 28,
                     2000)

               10.3 Separation Agreement, dated February 14, 2000, between the Company and Edward C. Callahan, Jr.

         (b)   Report on Form 8-K:

               On February 25, 2000, the Company filed a Form 8-K reporting the appointment of Michael G. Kantrowitz as President and CEO of the Company replacing Edward C. Callahan, Jr. The Company also announced that it reduced the exercise price of its warrants from $5.50 to $3.75 and extended the expiration date of the warrants from March 25, 2000 to April 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                 NEOWARE SYSTEMS, INC.



Date: May 15, 2000               By: /s/ MICHAEL G. KANTROWITZ
                                 -----------------------------
                                     Michael G. Kantrowitz,
                                     President and Chief Executive Officer



Date: May 15, 2000               By: /s/ VINCENT T. DOLAN
                                 -------------------------------
                                     Vincent T. Dolan
                                     Chief Financial Officer
                                     (Principal Accounting Officer and
                                     Principal Financial Officer)