Form 10-K
period 2000-06-30
NEOWARE SYSTEMS INC
filed 2000-09-28
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended June 30, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number  000-21240
                        ---------

                              NEOWARE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter.)

                         Delaware                                                          23-2705700
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

400 Feheley Drive, King of Prussia, Pennsylvania                                             19406
       (Address of principal executive offices)                                            (Zip Code)

       Registrant's telephone number, including area code: (610) 277-8300 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered

           None                                       None
    -------------------                   ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $34,041,615. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ SmallCap Market on September 19, 2000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 19, 2000 was 10,275,163.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 7, 2000 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.

                             TABLE OF CONTENTS PAGE

PART I............................................................................................................3
         Item 1.           Business...............................................................................3
         Item 2.           Properties.............................................................................8
         Item 3.           Legal Proceedings......................................................................8
         Item 4.           Submission of Matters to a Vote of Security Holders....................................9

PART II...........................................................................................................9
         Item 5.           Market for Registrant's Common Equity and Related Shareholder
                           Matters................................................................................9
         Item 6.           Selected Financial Data...............................................................10
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................11
         Item 8.           Financial Statements and Supplementary Data...........................................21
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..21

PART III.........................................................................................................22
         Item 10.          Directors and Executive Officers of the Registrant....................................22
         Item 11.          Executive Compensation................................................................23
         Item 12.          Security Ownership of Certain Beneficial Owners and Management. ......................23
         Item 13.          Certain Relationships and Related Transactions........................................23

PART IV..........................................................................................................23
         Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................23

                                     PART I

ITEM 1. BUSINESS.

General

Neoware Systems, Inc. (the "Company") provides software and solutions for the emerging information appliance market. The Company's software and management tools are designed to power a new generation of smart devices that utilize the benefits of open, industry-standard technologies to create new alternatives to a wide variety of proprietary business devices. The Company's products are designed to run local applications for specific vertical markets, plus allow access across a network to Linux servers, the Internet and Windows-based applications running multi-user Windows servers. The Company's infrastructure software powers and manages information appliances, which are designed as a new generation of network-connected alternatives to proprietary devices and general-purpose personal computers, offering the cost benefits of industry-standard hardware and software, easier installation, as well as lower up-front and administrative costs. Unlike personal computers, the Company's products are designed primarily to run applications on a server, not on the desktop.

The Company was formed in 1995 as the result of a merger between Human Designed Systems, Inc. (HDS), a privately held technology company, and Information Systems Acquisition Corporation (ISAC), a publicly held company founded in part by Safeguard Scientifics, Inc. At the time of the merger, the Company changed its name to HDS Network Systems, Inc. and, in connection with the license of certain technology to Hitachi Data Systems in 1997, the name of the Company was changed to Neoware Systems, Inc.

In June 1998, the Company entered into a joint marketing and development agreement and an equity purchase agreement with Motorola, Inc., under which Motorola purchased 396,226 shares of the Company's Common Stock.

During the quarter ended March 31, 2000, the Company announced the reduction in the exercise price of its Redeemable Common Stock Purchase Warrants from $5.50 to $3.75 per share and extended the expiration date of the warrants to April 14, 2000. A total of approximately $14,000,000 was raised as a result of the exercise of these warrants. The Company intends to utilize this capital to pursue a growth strategy in the emerging information appliance marketplace and intends to seek additional financing, if necessary, as well as strategic partnerships in order to capitalize upon these new product opportunities.

Product Strategy

The Company's current strategy is to establish itself as the recognized leader in the market for software to power and manage the wide-scale deployment of information appliances used by businesses. Information appliances are a new generation of smart, Internet-connected devices that are alternatives to traditional personal computers or proprietary business devices. The Company provides embedded operating system software and proprietary management tools to power and manage this new generation of devices. The Company intends to establish a leadership role in its space by partnering with other companies to build applications with the Company's embedded operating systems and management infrastructure tools for a wide variety of vertical business markets. Initially, the Company will seek out partners who have strong market positions in the server-based computing and Linux markets to expand its existing sales, marketing and distribution channels and customer relationships to gain access to new markets and customers. As part of this strategy, the

Company intends to leverage its existing technology and marketing relationships with leading technology companies such as Microsoft, Red Hat and Citrix to build its business.

The Company has developed and intends to enhance its technology that enables large numbers of information appliances to be deployed in business environments as alternatives to proprietary or PC-based systems. The Company intends to add its proprietary enhancements to open source and other operating systems, enabling them to be secured and centrally managed. Additionally, Neoware intends to merge its client-side software with vertical application software to enable devices to be created for specific vertical markets.

In addition to providing products, the Company intends to develop a revenue stream from consulting services, assisting enterprise customers as they manage the large-scale deployment of applications to information appliances. The Company will support its own Linux-based operating system, as well as existing operating systems such as Windows CE and Windows NT Embedded. The Company also intends to bundle its software products with industry-standard hardware to enable complete hardware, software and management solutions for its customers.

The Company's products incorporate the following elements:

Central Administration and Lower Cost of Ownership. The Company's products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize the Company's products typically run applications and store files on a server, not on desktop devices as with a personal computer. This makes administration of networks of the Company's products much simpler than administration of personal computer networks, since management tasks take place at a small number of servers. Additionally, the Company sells its Remote Manager software that makes its products easier to manage, update and administer centrally.

Use of Open Source Technology. The Company utilizes open source technologies in a number of its products, including its NeoLinux operating system, which is based upon Red Hat Linux. The source code to the Linux operating system and to other open source software is available on the Internet, and is continually enhanced and developed by a world-wide group of programmers. By using open source technologies in its products, the Company is able to quickly develop new products since it can leverage the contributions of large numbers of other software developers. The Company contributes the technologies that it develops using open source back to the open source community, and also develops proprietary technologies for which it does not release its source code.

Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including operating systems, windowing and networking software, applications software development, graphics acceleration, multimedia design and compression algorithms. Utilizing more than ten years of experience designing embedded UNIX operating systems, the Company has developed a unique version of the Linux operating system which is designed specifically for information appliance environments.

Use of Industry Standard Components. The Company plans, implements and manages the manufacturing of its system products to take advantage of industry-standard components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of products quickly to meet customer demand. During the latter part of the 2000 fiscal year, the Company began offering its software and management tools on industry-standard, off-the-shelf platforms and no longer designs or manufactures proprietary hardware.

Customers

The Company's customers span a wide range of industries, including retail, aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications. The Company's products have been adopted by such customers as 1-800-FLOWERS.COM, Burlington Coat Factory, Caesar's Palace, Circuit City, Daughters of Charity, ESPN, Hollywood Video, Intel, Motorola, Neiman Marcus, OfficeMax, Target Corporation, VA Connecticut Medical Center and others.

No single customer represented 10% or more of total net revenues during fiscal 2000 and 1999, respectively. Net revenues from two customers represented 15% and 14%, respectively, of total net revenues during fiscal 1998.

Product Development

The Company believes that its ability to expand the market for its products will depend in large part upon its ability to develop enhancements to the Linux, Windows CE and Windows NT Embedded environments, and to continue to develop new software products which incorporate the latest improvements in performance, capability and manageability. Accordingly, the Company is committed to investing significant resources in software development activities. During fiscal 2000, 1999 and 1998, the Company's expenditures for research and development totaled $648,548, $726,633 and $1,443,720, respectively. It is anticipated that research and development expenditures will increase significantly during the year ending June 30, 2001.

         The Company's current research and development programs include:

         o Development of new versions of its embedded Linux software targeted at a variety of vertical markets.

         o Development of enhancements to Microsoft's Windows CE and NT Embedded operating systems designed to make them more manageable and secure.

         o Development of server-based remote management software designed to manage the wide-scale deployments of large numbers of network-connected devices.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's products, maintain the Company's position as a recognized innovator in the information appliance industry and differentiate the Company's products from personal computers and alternative types of devices. The Company's marketing activities include participation in trade shows and conferences, advertising and press relations with leading trade publications and the publication of technical articles.

The Company's products have won numerous awards in the information appliance and Windows-based terminal market, including "Editor's Choice" from PC Magazine, "Best Windows-based Terminal" and "Editors Choice" from Network Computing, "Best Buy" from Network Solutions, "Byte Best" from Byte Magazine, "Top of the World" from SCO World, "Crossroads A-List" from Open Systems Advisors, "Best Buy" from PC Dealer, "Gold Award for Excellence" from Computing Magazine, "Five Stars for Features and Overall Performance" from PC Pro, "Best Buy" from PC Week UK, "5-Star PC Digest Recommends" from PC Digest and "Best Buy" from Network Solutions.

The Company distributes its products in North America through value-added resellers as well as via direct sales to end user customers, system integrators, OEMs and via the Internet. The timing of sales to the Company's customers and the continued evolution of the market for information appliances and Windows-based terminals will impact the Company's future operating results.

The Company utilizes distributors for its products throughout the world, and has relationships with distributors in the United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Austria, Switzerland, Italy, Spain, Russia, Israel, Australia, India, Egypt, Latvia, Korea, Philippines, New Zealand and South Africa. Foreign revenues, which accounted for approximately 28%, 29% and 20% of net revenues, respectively, in fiscal 2000, 1999 and 1998, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

Service and Support

The Company believes that its ability to provide service and support is an important element in the marketing of its products. The Company provides systems integration services, maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support specialists not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist in increasing the efficiency and productivity of their networks. The Company provides system level support through its factory-based technical maintenance organization and through contracted third-party maintenance organizations.

The Company typically warrants its products against defects in materials and workmanship for one year after purchase by the end user, and offers an extended warranty of up to an additional two years. To date, the Company has not encountered any material product maintenance problems.

Competition

The information appliance market is characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from suppliers of personal computers, as well as providers and prospective providers of Windows-based terminals, information appliances and thin clients.

Competitive products are offered by a number of established computer manufacturers, including IBM, Sun Microsystems, Wyse Technology, Network Computing Devices, and Boundless Technologies. Most of these companies have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company believes that the principal competitive factors among suppliers include breadth of product line, product price/performance, capabilities of the products, software features, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to these factors. Personal computer manufacturers who also offer information appliance and thin client products may have advantages over independent vendors, including the Company, based on their ability to "bundle" their appliances with personal computers in certain large system sales. The Company anticipates increased competition from these system suppliers as the information appliance market evolves and also expects that other established domestic and foreign computer equipment manufacturers may enter the information appliance market.

The Company, as well as other manufacturers of information appliances, also faces competition from established computer manufacturers whose personal computer products offer alternatives to information appliances for many applications. Information appliances compete with personal computers offered by such manufacturers as Dell, IBM, Gateway, Compaq and Hewlett Packard. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as Windows-based terminals. As the cost of personal computers declines, the difference in cost between information appliances and personal computers may continue to decline. Information appliances compete favorably on a price/performance basis with personal computer networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by information appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the information appliance market evolves and competition increases.

At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's products, but are still appealing to certain price sensitive customers. The Company believes that information appliances will become increasingly competitive with ASCII and 3270 terminal systems.

Manufacturing and Suppliers

During the latter part of the 2000 fiscal year, the Company terminated designing and manufacturing its proprietary, customized hardware products and began a transition to the delivery of its software and management tools on standard platforms using high performance components manufactured for the Company by third parties. This is a proven PC manufacturing technique which is intended to allow the Company to deliver greater capabilities with lower costs.

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

Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach by the Company. The Company has licensed technology from Citrix Systems, Inc., Microsoft, Liberate Technologies and Pericom Software PLC. In addition to these licensing agreements, the Company holds various other licenses which it does not consider to be material.

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

Employees

As of September 19, 2000, the Company had 50 employees.

ITEM 2. PROPERTIES.

The Company's principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. The facility consists of approximately 22,000 square feet under a lease with an original expiration date of September 30, 2000. During July 2000, the Company entered into an amendment to the lease extending its term to September 30, 2005. Pursuant to the amendment, the annual gross rent for the facility, including operating expenses, approximates $220,000. The Company believes that its facilities are adequate for its present requirements, and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

On March 11, 1998, a complaint was filed as a purported class action on behalf of purchasers of the Company's common stock during 1996 and 1997. The complaint alleged that misrepresentations were made related to plans for various potential acquisitions by a subsidiary of the Company and a spin-off. An amended complaint was subsequently filed which added claims on behalf of a second purported class related to the Company's announcement on April 30, 1998 that it would be restating certain financial results previously reported. Thereafter, four separate purported securities class actions were filed.

During October 1999, an agreement in principle to settle all of the foregoing litigation was reached and the parties subsequently executed and filed with the Court a definitive settlement agreement. On July 27, 2000 the settlement was approved by the Court and such settlement had no material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 2000, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect five members to the Board of Directors, to approve an amendment to the Company's 1995 Stock Option Plan and to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending June 30, 2000.

Elected to the Board of Directors were Arthur R. Spector (8,846,499 shares voted for election and 95,175 shares were withheld), Michael G. Kantrowitz (8,866,211 shares voted for election and 75,463 shares were withheld), Christopher G. McCann (8,867,853 shares voted for election and 73,821 shares were withheld), John M. Ryan (8,866,511 shares voted for election and 75,163 shares were withheld), and Carl G. Sempier (8,868,211 shares voted for election and 73,463 shares were withheld).

The amendment to the Company's 1995 Stock Option Plan was approved with 1,872,074 shares voting in favor of the proposal, 171,651 shares voting against the proposal, 38,190 shares abstaining and 6,859,759 broker non-votes.

The selection of Arthur Andersen LLP as the Company's independent accountant was ratified with 8,894,578 shares voting in favor of ratification, 28,821 shares voting against ratification and 18,275 shares abstaining.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ SmallCap Market. Prior to their expiration on April 14, 2000, the Company's Warrants were traded on the NASDAQ SmallCap Market. Prior to August 1, 1997, the Common Stock and the Warrants traded under the symbols HDSX and HDSXW, respectively. On August 1, 1997, the Company's Common Stock and the Warrants began trading under the symbols NWRE and NWREW, respectively. The following table sets forth the high and low closing bid quotations for the periods indicated.

                                            Common Stock                       Warrants
                                            ------------                       --------
2000                                    High           Low               High             Low
----                                    ----           ---               ----             ---
First Quarter                           2 3/4          1 1/16            5/16             3/32
Second Quarter                          2 3/4          1                 5/32             1/16
Third Quarter                           9 1/16         1 5/16            5 1/8            1/16
Fourth Quarter                          6              1 3/4             2                1/32

                                            Common Stock                       Warrants
                                            ------------                       --------
1999                                    High           Low               High             Low
----                                    ----           ---               ----             ---
First Quarter                           2 5/8          1 1/16            17/32            3/16
Second Quarter                          1 5/8          15/16             1/4              1/16
Third Quarter                           1 5/8          15/16             3/16             1/16
Fourth Quarter                          1 5/8          3/4               5/32             1/16

The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 64 holders of record of Common Stock as of June 30, 2000. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

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

                                                                             Year Ended June 30,
                                                --------------------------------------------------------------------------------
                                                      2000           1999            1998            1997             1996
                                                      ----           ----            ----            ----             ----
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $  11,044,870   $   10,665,753  $   19,976,423   $   25,467,487   $   20,819,444
                                                -------------   --------------  --------------   --------------   --------------
Gross profit                                        2,318,774        1,367,637       3,637,368        8,393,642        5,115,850
Operating expenses                                  4,430,785        4,163,346       9,389,393        7,942,846        4,390,344
                                                -------------   --------------  --------------   --------------   --------------
Operating (loss) income                            (2,112,011)      (2,795,709)     (5,752,025)         450,796          725,506
Gain on sale of equity investment                          --          406,930              --               --               --
Interest income (expense), net                        291,900           38,317        (338,354)          69,224          220,277
                                                -------------   --------------  --------------   --------------   --------------
Income (loss) before income taxes                  (1,820,111)      (2,350,462)     (6,090,379)         520,020          945,783
Income taxes                                               --          430,396      (1,121,554)         182,791          322,898
                                                -------------   --------------  --------------   --------------   --------------

Net (loss) income                               $  (1,820,111)  $   (2,780,858) $   (4,968,825)  $      337,229   $      622,885
                                                =============   ==============  ==============   ==============   ==============
Basic earnings per share                        $       (0.25)  $        (0.44) $        (0.86)  $         0.06   $         0.11

Diluted earnings per share                      $       (0.25)  $        (0.44) $        (0.86)  $         0.05   $         0.10

Weighted average number of shares used in
basic earnings per share computation                7,374,692        6,278,317       5,784,366        5,712,309        5,612,386
Weighted average number of shares used in
diluted earnings per share computation              7,374,692        6,278,317       5,784,366        7,132,898        6,069,012

                                                                              As of June 30,
                                                --------------------------------------------------------------------------------
                                                      2000             1999            1998            1997             1996
BALANCE SHEET DATA:                                   ----             ----            ----            ----             ----
Current assets                                  $  17,995,134   $    5,646,345  $   10,861,643   $   16,002,051   $   11,165,185
Current liabilities                                 2,191,299        3,223,986       6,180,319        7,555,703        2,449,010
Working capital                                    15,803,835        2,422,359       4,681,324        8,446,348        8,716,175
Total assets                                       18,668,379        7,325,897      13,021,393       18,327,115       12,023,903
Long-term debt excluding current portion                   --               --              --               --            3,733
Stockholders' equity                               16,477,080        4,101,911       6,841,074       10,771,412        9,481,890




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company provides software and solutions for the emerging information appliance market. Neoware's software and management tools are designed to power a new generation of smart devices that utilize the benefits of open, industry-standard technologies to create new alternatives to a wide variety of proprietary business devices. Neoware's products are designed to run local applications for specific vertical markets, plus allow access across a network to Linux servers, the Internet and Windows-based applications running multi-user Windows servers. Neoware's infrastructure software powers and manages information appliances, which are designed as a new generation of network-connected alternatives to proprietary devices and general-purpose personal computers, offering the cost benefits of industry-standard hardware and software, easier installation, as well as lower up-front and administrative costs. Unlike personal computers, the Company's products are designed primarily to run applications on a server, not on the desktop.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                                                     Year Ended June 30,
                                               --------------------------------------------------------------

                                                     2000                    1999                   1998
                                               ------------------      ------------------     ---------------
Gross profit                                          21.0%                  12.8%                  18.2%
Operating expenses:
     Sales and Marketing                              14.5                   14.0                   22.4
     Research and Development                          5.9                    6.8                    7.2
     General and administrative                       15.5                   18.2                   13.3
     Acquisition costs                                 4.2                     --                     --
     Restructuring charge                               --                     --                    1.0
     Bridging Data Technology venture                   --                     --                    3.1
                                                    ------                -------                -------
Operating loss                                       (19.1)                 (26.2)                 (28.8)
Gain on sale of equity investment                       --                    3.8                     --
Interest (expense) income                              2.6                    0.3                   (1.7)
                                                    ------                -------                -------
Loss before taxes                                    (16.5)                 (22.1)                 (30.5)
Income tax (benefit) expense                            --                    4.0                   (5.6)
                                                    ------                -------                -------
Net loss                                             (16.5)%                (26.1)%                (24.9)%
                                                    ======                =======                =======

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

For the year ended June 30, 2000, net revenues increased by 3.6% to $11,044,870 from $10,665,753 for the prior fiscal year. The increase in net revenues was attributable to increased acceptance of the NeoStation family of products, as well as initial sales of the Company's newer Linux-based software products. The Company is subject to significant variances in its operating results because of the fluctuations in the timing of the receipt of large orders.

The Company's gross profit as a percentage of net revenues increased to 21.0% for the year ended June 30, 2000, from 12.8% for the prior fiscal year. Gross profit for the year ended June 30, 2000 includes the impact of a provision for inventory and equipment obsolescence of $165,000 in connection with the decision to terminate the designing and manufacturing of proprietary, custom hardware products. Gross profit for the year ended June 30, 1999 includes the impact of a provision for inventory obsolescence of $800,000 in connection with the decision to outsource manufacturing activities. The increase in gross profit, after the foregoing adjustments, is primarily attributable to the effects of the Company's new manufacturing strategy as well as to an increase in software sales and consulting services. The Company anticipates that gross margins will vary from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of the Company's business, including the percentage of revenues derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the year ended June 30, 2000 were $4,430,785, an increase from operating expenses of $4,163,346 in the prior fiscal year as a result of the following:

         Sales and marketing expenses increased by $101,266 to $1,599,209 compared to $1,497,943 for the year ended June 30, 1999. The increase reflects key personnel additions to sales, marketing and business development in the latter part of the year ended June 30, 2000, as well as higher professional costs, all associated with the beginning of the Company's implementation of its growth strategy.

         Research and development expenses for the year ended June 30, 2000 decreased to $648,548 as compared to $726,633 primarily due to reductions in staffing (including the elimination of all hardware engineering staff) and in the use of outside consultants and services.

         General and administrative expenses for the year ended June 30, 2000 decreased to $1,711,918 from $1,938,770 for the year ended June 30, 1999 primarily due to lower professional fees and reduced accruals for uncollectible receivables.

         During the year ended June 30, 2000, the Company incurred costs of $471,110 in connection with a proposed acquisition which was not consummated.

The Company realized net interest income of $291,900 for the year ended June 30, 2000 compared net interest income of $38,317 for the 1999 fiscal year. The increase was primarily due to interest earned on the cash generated during the latter part of the year ended June 30, 2000 as a result of exercise of the Company's warrants which amounted to approximately $14,000,000.

The effective income tax rate was zero for the year ended June 30, 2000 compared to approximately 18.3% for the year ended June 30, 1999. No income tax benefit was recognized in the 2000 and 1999 fiscal years as a result of the net operating losses incurred as there is no assurance at this time that the benefit of the net operating loss carryforward will be realized. During the year ended June 30, 1999, the Company recorded income tax expense of $430,396 to reserve for a previously recorded deferred tax asset.

For the year ended June 30, 2000, the Company's net loss was $1,820,111 as compared to a net loss of $2,780,858 for the prior year. The Company's net loss for the year ended June 30, 1999 includes a provision for inventory obsolescence of $800,000, an income tax charge of $430,396 and no income tax benefit from the net operating loss, offset in part by lower operating expenses and the gain of $406,930 on the sale of the Company's equity investment in Broadreach.

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998

For the year ended June 30, 1999, net revenues decreased by 46.6% to $10,665,753 from $19,976,423 for the prior fiscal year. The decrease in net revenues was attributable to the continued transition to the NeoStation family of products which have lower selling prices than the older X-terminal and network computer products, and the gradual process associated with the full scale implementation of thin client computers by corporate customers subsequent to the deployment of Windows NT 4.0 Terminal Server Edition from Microsoft in August 1998 and the implementation of Year 2000 compliant systems by the Company's customers. In addition, sales to two of the company's major customers declined significantly during the 1999 fiscal year, as compared to the 1998 fiscal year, as a result of completing delivery of product under existing purchase orders. Revenues to such customers are expected to remain at this reduced level for the foreseeable future. The Company is subject to significant variances in operating results because of the fluctuations in the timing of the receipt of large orders.

The Company's gross profit percentage of net revenues decreased to 12.8% for the year ended June 30, 1999, after the provision for inventory obsolescence of $800,000 in connection with the decision to outsource manufacturing activities, from 18.2% for the prior fiscal year. The decrease was primarily attributable to the inventory adjustment described above as well as fixed overhead representing a higher percentage of revenues in the year ended June 30, 1999 offset by the accelerated writedown of prepaid royalties in the year ended June 30, 1998. The Company anticipates that gross margins will vary from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of the company's business, including the percentage of revenues derived from hardware and software. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the company intends to continue its efforts to reduce the costs of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share to meet competitors' price reductions.

Operating expenses for the year ended June 30, 1999 were $4,163,346, a decrease from operating expenses of $9,389,393 in the prior fiscal year. Sales and marketing expenses decreased by $2,986,346 to $1,497,943 for the year ended June 30, 1999 as compared to $4,484,289 in fiscal 1998. The decrease reflects the continued restructuring of the domestic and international sales force and reduced commissions attributable to lower revenues. During fiscal 1999, the Company terminated its relationship with its U.S. distributor. Research and development expenses for the year ended June 30, 1999 decreased to $726,633 as compared to $1,443,720 primarily as a result of the company's completion of the introduction of the NeoStation family of products in the 1998 fiscal year. The decrease in research and development expenses was accomplished primarily through staffing changes and a substantial reduction in the use of outside consultants and services. General and administrative expenses for the year ended June 30, 1999 decreased to $1,938,770 from $2,649,800 in the year ended June 30, 1998 primarily due to reductions in personnel and professional fees. The reduction of BDT's expenses as compared to the 1998 fiscal year reflects the impact of the agreement which reduced the company's ownership position and eliminated the company's requirement to fund future operations of BDT effective January 1, 1998. The write-off reflects the company's evaluation that recovery, if any, of its investments in BDT will not occur. Expenses related to BDT, including the investment write-off, have been reclassified as expenses of BDT venture in the company's' Consolidated Financial Statements included under Item 8, hereof.

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

The effective income tax rates were approximately 18.3% as compared to 18.4% for the year ended June 30, 1998. During the year ended June 30, 1999, the company recorded income tax expense of $430,396 to reserve for a previously recorded deferred tax asset. No income tax benefit was recognized in the 1999 fiscal year as a result of the net operating losses incurred during the year as there is no assurance at this time that the benefit of the net operating loss carryforward will be realized. The tax benefit for the year ended June 30, 1998 reflects recovery of taxes paid in prior years.

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

Liquidity and Capital Resources

As of June 30, 2000, the Company had net working capital of $15,803,835 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity include $13,831,792 of cash and cash equivalents and a $2,000,000 line of credit facility with First Union National Bank, of which $2,000,000 was available as of June 30, 2000. The facility is secured by a first lien security interest in all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus 1/2% percent, with interest payable monthly, and all principal and interest is due and payable on December 31, 2000.

Cash and cash equivalents increased by $12,360,886 during the year ended June 30, 2000, primarily as a result of the exercise of the Company's warrants and stock options offset by a loss of $1,820,111.

The Company used $1,413,231 in cash from operating activities in fiscal 2000 compared to generating $2,963,818 during fiscal 1999. The decrease in cash generated from operations during fiscal 2000 is primarily due to the reduction in accounts receivable and inventories, a provision for inventory obsolescence, and the collection of recoverable income taxes during fiscal year 1999. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

Net cash of $173,875 was used in investing activities in fiscal 2000 for the purchase of property plant and equipment and capitalized and purchased software. Net cash of $13,947,992 was generated by the exercise of stock options and warrants offset by repayment of the Company's line of credit and the issuance of notes receivable.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. However, the Company must achieve profitable operations in order to provide adequate funding for the long term.

Inflation

The Company believes that inflation has not had a material effect on its sales and net revenues during the past three years.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

We have recently incurred significant net losses, including net losses of $1.8 million in the year ended June 30,2000. In addition, we had an accumulated deficit of $7.9 million as of June 30,2000. We expect to continue to incur significant product development, sales and marketing and administrative expenses. Our expenses increased during the latter part of the fiscal year ended June 30, 2000 reflecting the hiring of additional key personnel and it is anticipated that costs will continue to increase during the year ending June 30, 2001 as we implement our business plan. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, whether we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

Our financial resources, even with the proceeds raised from the exercise of our common stock purchase warrants, may not be enough for our capital needs, and we may not be able to obtain additional financing. A failure to derive new revenues from our new business plan would likely increase our losses and negatively impact the price of our common stock.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

Because of the new and rapidly evolving market for our embedded Linux and Windows-based information appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, we cannot forecast operating expenses based on historical results, and most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid significantly greater losses. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate.

There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

         the growth and changing requirements of the information appliance market;

         the quality, price, performance and total cost of ownership of our products;

         the availability, price, quality and performance of competing products and technologies; and

         the successful development of our relationships with software providers, original equipment manufacturer customers and existing and potential channel partners.

We may not succeed in developing and marketing our new information appliance products, and our operating results may decline as a result.

Our business is dependent on customer adoption of Linux and Windows-based information appliances to perform discrete tasks for corporate and Internet-based computer networks and a decrease in their rates of adoption could adversely affect our ability to increase our revenues.

We are dependent on the growing use of information appliances to perform discrete tasks for corporate and Internet-based networks to increase our revenues. If the role of information appliances does not increase as we anticipate, or if it in any way decreases, our revenues would not materialize. We believe that our expectations for the growth of the information appliance market may not be fulfilled if customers continue to use general-purpose personal computers. In addition, if corporate information technology organizations do not accept Linux-based or Windows-based operating systems, or if there is a wide acceptance of alternative operating systems that provide enhanced capabilities, our operating results could be harmed.

The appliance market in which we seek to compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our revenues may not grow. In addition, consolidation in this market could result in our clients being absorbed into larger organizations that might not be as receptive to our products.

Because some of our products use Linux as their operating system, the failure of Linux developers to enhance and develop the Linux kernel could impair our ability to release major product upgrades and maintain market share.

We may not be able to release major upgrades of our new products on a timely basis because some of our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers were to no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. To date, we have optimized our Linux-based operating system based on a version of Red Hat Linux. If we were unable to access Red Hat Linux, we would be required to spend additional time to obtain a tested, recognized version of the Linux kernel from another source or develop our own operating system internally. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and might delay our product release and upgrade schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications for use with our products.

We may not succeed if Linux fragments, and application developers do not develop software for our products.

Because we depend on sole source, limited source and foreign source suppliers for key components, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales.

We depend upon single source suppliers for our information appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability.

We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. If we are unable to buy these components, we will not be able to deliver our products to our customers.

Because we rely on channel partners to sell our products and anticipate using channel partners to sell our new products, our revenues could be negatively impacted if our existing channel partners do not continue to purchase products from us.

We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners is obligated to continue selling our products nor to sell our new products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories. We need to expand our direct and indirect sales channels, and if we fail to do so, our growth could be limited.

We do not have a large consulting staff, and our revenues may suffer if customers demand extensive consulting or other support services.

Many of our competitors offer extensive consulting services in addition to products. If we introduced a product that required extensive consulting services for installation and use or if our customers wanted to purchase from a single vendor a menu of items that included extensive consulting services, we would be required to change our business model. We would be required to hire and train consultants, outsource the consulting services or enter into a joint venture with another company that could provide those services. If these events were to occur, our future profits would likely suffer because customers would choose another vendor or we would incur the added expense of hiring and retaining consulting personnel.

We may not be able to effectively compete against other providers as a result of their greater financial resources and brand awareness.

In the market for information appliances, we face significant competition from larger companies who have greater financial resources and name recognition than we do. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

Our future competitive performance depends on a number of factors, including our ability to:

         continually develop and introduce new products and services with better prices and performance than offered by our competitors;

         offer a wide range of products; and

         offer high-quality products and services.

If we are unable to offer products and services that compete successfully with the products and services offered by our competitors, our business and our operating results would be harmed. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products and services and we are unable to reduce our costs, our business and operating results would be harmed.

Information appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our products could be rendered obsolete by new technologies.

The information appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

We may not be able to preserve the value of our products' intellectual property because we do not have any patents and other vendors could challenge our other intellectual property rights.

Our products will be differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products, which would harm our operating results.

We may not be able to attract software developers to bundle their products with our information appliances.

Our information appliances include our own software, plus software from other companies for specific vertical markets. If we are unable to attract software developers, and are unable to include their software in our products, we may not be able to offer our information appliances for certain important target markets, and our financial results will suffer.

Certain of our products use embedded versions of the Windows and Linux operating systems. If we are unable to continue to develop and offer these products to our customers, our sales may decline.

Our embedded Linux software is based upon the open-sourced Linux operating system, and we do not expect to retain ownership of our enhancements to this operating system.

The Linux operating system is freely available software that is provided under a software license requiring that modifications be made freely available to other software developers. As a result, we do not intend to attempt to protect the intellectual property related to changes that we make to the Linux operating system. Providing these changes to other software developers may allow other companies to offer products which are similar to ours, increasing competition for our products.

In order to grow our revenues, we will need to hire additional personnel, including software engineers.

In order to develop and market our line of information appliances, we must hire additional software engineers as well as marketing and sales personnel. Competition for employees with these skills is severe and we may experience difficulty in attracting suitably qualified people.

Any future growth we experience will place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

         improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

         hire, train and manage additional qualified personnel; and

         establish relationships with additional suppliers and partners while maintaining our existing relationships.

We rely on the services of certain key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace.

Our products and technologies are complex and we are substantially dependent upon the continued service of our existing personnel, and especially Michael Kantrowitz, our President and Chief Executive Officer, and Edward Parks, our Vice President of Engineering. The loss of any of our key employees could adversely affect our business and slow our product development processes.

Errors in our products could harm our business and our operating results.

Because our information appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

         the loss of or delay in market acceptance and sales of our products;

         diversion of development resources;

         injury to our reputation; or

         increased maintenance and warranty costs.

These problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or the versions of our products that support operating systems other than Linux. Occasionally, we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert claims for damages.

Moreover, because our products are used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, could seriously damage our reputation and our business.

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding future margins and margin trends, future revenues and operating losses, the Company's competitive position, the reduction of the cost of producing the Company's products, the establishment of strategic partnerships and other relationships, the development of new software products and the significant increase in investments in software development activities. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of information appliance products, pricing pressures, rapid technological changes in the industry, growth of the information appliance market and increased competition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

         The following individuals are the current executive officers of the
Company:

         Name                               Age               Position
         ----                               ---               --------
         Michael G. Kantrowitz              40                President and Chief Executive Officer

         Steven B. Ahlbom                   50                Vice President of Operations

         Edward M. Parks                    48                Vice President of Engineering

         Vincent T. Dolan                   57                Vice President of Finance and Administration

         Edward F. Golderer                 56                Vice President of North American Sales and Marketing

Mr. Kantrowitz has been President and Chief Executive Officer of the Company since February 14, 2000. Previously, he served as Executive Vice President and a Director of the Company since March 2, 1995. Prior to that, he was an employee of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held positions with Raytheon Company and Adage Corporation.

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

Mr. Dolan has been Vice President of Finance and Administration since January 27, 1999. Prior to joining the Company, he served as Vice President-Finance and Administration for Superior Tube Company from 1991 through 1998. From 1983 until 1988, Mr. Dolan also served as Vice President-Finance and Administration of General Data Systems, Ltd, a computer services company and, prior to that, as Executive Vice President-Finance and Administration of Omni Exploration, Inc. (a Nasdaq Company). Mr. Dolan was also employed by PricewaterhouseCoopers and is a Certified Public Accountant.

Mr. Golderer has been Vice President of North American Sales and Marketing since May 22, 2000. Prior to joining the Company, he served as Executive Vice President-Sales and General Manager for Decision Data Corporation, a computer equipment and services company, from 1995 to 2000. Mr. Golderer also served as Vice President, Sales and Marketing for Robec, Inc. from 1994 to 1995 and for Computerware Corporation from 1992 to 1994. Prior to that, Mr. Golderer was employed in sales and marketing positions with Unisys, Okidata and MBI Business Centers.

All officers of the Company are appointed annually by the Company's Board and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                                             Arthur Andersen LLP


Philadelphia, Pa.,
August 25, 2000

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,
                                                                                 ------------------------
                                    ASSETS                                          2000         1999
                                    ------                                       -----------  -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $13,831,792  $ 1,470,906
   Accounts receivable, net of allowance for doubtful accounts of
     $125,409 and $196,756                                                         2,068,230    2,586,693
   Inventories                                                                     1,119,844    1,324,424
   Prepaid expenses and other                                                        249,196      264,322
   Notes receivable                                                                  726,072           --
                                                                                 -----------  -----------
                Total current assets                                              17,995,134    5,646,345

PROPERTY AND EQUIPMENT, net                                                          231,933      438,367

CAPITALIZED AND PURCHASED SOFTWARE, net                                              363,096      541,185

NOTES RECEIVABLE                                                                      78,216      700,000
                                                                                 -----------  -----------

                                                                                 $18,668,379  $ 7,325,897
                                                                                 ===========  ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
   Line of credit                                                                $        --  $   143,000
   Accounts payable                                                                1,153,972    1,654,926
   Accrued expenses                                                                  602,641    1,106,388
   Deferred revenue                                                                  434,686      319,672
                                                                                 -----------  -----------

                Total current liabilities                                          2,191,299    3,223,986
                                                                                 -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares authorized and none
     issued and outstanding                                                               --           --
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 10,275,163 and 6,285,782 shares issued and outstanding               10,275        6,286
   Additional paid-in capital                                                     24,369,648   10,178,357
   Accumulated deficit                                                            (7,902,843)  (6,082,732)
                                                                                 -----------  -----------

                Total stockholders' equity                                        16,477,080    4,101,911
                                                                                 -----------  -----------

                                                                                 $18,668,379  $ 7,325,897
                                                                                ============  ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended June 30,
                                                                       ---------------------------------------
                                                                           2000          1999          1998
                                                                       -----------    -----------  -----------
NET REVENUES                                                           $11,044,870    $10,665,753  $19,976,423
COST OF REVENUES                                                         8,726,096      9,298,116   16,339,055
                                                                       -----------    -----------  -----------
            Gross profit                                                 2,318,774      1,367,637    3,637,368
                                                                       -----------    -----------  -----------
OPERATING EXPENSES:
   Sales and marketing                                                   1,599,209      1,497,943    4,484,289
   Research and development                                                648,548        726,633    1,443,720
   General and administrative                                            1,711,918      1,938,770    2,649,800
   Acquisition related costs                                               471,110             --           --
   Restructuring charge                                                         --             --      198,105
   Bridging Data Technology venture                                             --             --      613,479
                                                                       -----------    -----------  -----------
            Total operating expenses                                     4,430,785      4,163,346    9,389,393
                                                                       -----------    -----------  -----------
            Operating loss                                              (2,112,011)    (2,795,709)  (5,752,025)

GAIN ON SALE OF EQUITY INVESTMENT                                               --        406,930           --

INTEREST INCOME (EXPENSE), net                                             291,900         38,317     (338,354)
                                                                       -----------    -----------  -----------
            Loss before income taxes                                    (1,820,111)    (2,350,462)  (6,090,379)
INCOME TAX EXPENSE (BENEFIT)                                                   --         430,396   (1,121,554)
                                                                       -----------    -----------  -----------
NET LOSS                                                               $(1,820,111)   $(2,780,858) $(4,968,825)
                                                                       ===========    ===========  ===========
BASIC AND DILUTED LOSS PER SHARE                                       $      (.25)   $      (.44) $      (.86)
                                                                       ===========    ==========   ===========
Weighted average number of shares used in basic and diluted
  loss per share computation                                             7,374,692      6,278,317    5,784,366
                                                                       ===========    ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------
                                                               Common Stock
                                                        --------------------------

                                                           Shares           Amount
                                                        ----------         -------
BALANCE AT JUNE 30, 1997                                 5,760,820         $ 5,761
   Exercise of stock options                                 7,112               7
   Unit Purchase Options exchanged for Common Stock        100,000             100
   Sale of Common Stock, net of expenses                   396,226             396
   Amortization of deferred compensation                       --              --
   Net loss                                                    --              --
                                                        ----------         -------
BALANCE AT JUNE 30, 1998                                 6,264,158           6,264
   Issuance of  Common Stock for services rendered          21,624              22
   Amortization of deferred compensation                        --              --
   Net loss                                                     --              --
                                                        ----------         -------
BALANCE AT JUNE 30, 1999                                 6,285,782           6,286
   Exercise of warrants                                  3,725,853           3,726
   Exercise of stock options                               263,528             263
   Net loss                                                     --              --
                                                        -----------        -------
BALANCE AT JUNE 30, 2000                                10,275,163         $10,275
                                                        ==========         =======

                             [RESTUBBED FOR ABOVE]

---------------------------------------------------------------------------------------------------------
                                                         Additional        Retained
                                                        -------------------------------------------------
                                                          Paid-in          Earnings            Deferred
                                                          Capital          (Deficit)         Compensation       Total
                                                        -----------       -----------        ------------    -----------
BALANCE AT JUNE 30, 1997                                $ 9,168,171       $ 1,666,951          $(69,471)     $10,771,412
   Exercise of stock options                                     (7)               --                --              --
   Unit Purchase Options exchanged for Common Stock            (100)               --                --              --
   Sale of Common Stock, net of expenses                    985,988                --                --          986,384
   Amortization of deferred compensation                        --                 --            52,103           52,103
   Net loss                                                     --         (4,968,825)               --       (4,968,825)
                                                        -----------       -----------          --------      -----------
BALANCE AT JUNE 30, 1998                                 10,154,052        (3,301,874)          (17,368)       6,841,074
   Issuance of  Common Stock for services rendered           24,305                --                --           24,327
   Amortization of deferred compensation                         --                --            17,368           17,368
   Net loss                                                      --        (2,780,858)               --       (2,780,858)
                                                        -----------       -----------          --------      -----------
BALANCE AT JUNE 30, 1999                                 10,178,357        (6,082,732)               --        4,101,911
   Exercise of warrants                                  13,901,036                --                --       13,904,762
   Exercise of stock options                                290,255                --                --          290,518
   Net loss                                                      --        (1,820,111)               --       (1,820,111)
                                                        -----------      ------------          --------      -----------
BALANCE AT JUNE 30, 2000                                $24,369,648       $(7,902,843)         $     --      $16,477,080
                                                        ===========      =============         ========      ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Year Ended June 30,
                                                                         ---------------------------------------------
                                                                            2000              1999             1998
                                                                         -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(1,820,111)      $(2,780,858)    $(4,968,825)
   Adjustments to reconcile net (loss)  to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                                         523,398           738,158         881,295
       Amortization of deferred compensation                                      --            17,368          52,103
       Issuance of Common Stock for services rendered                             --            24,327              --
       Gain on sale of equity investment                                          --          (406,930)             --
       Write-down of purchased software                                           --                --         610,984
       Write-off investment in Bridging Data Technology                           --                --         159,231
       Provision for inventory obsolescence                                  130,000           800,000              --
       Write-down of property and equipment                                   35,000                --              --
       Deferred income taxes                                                      --           430,396              --
   Changes in operating assets and liabilities- (Increase) decrease in:
       Accounts receivable                                                   518,463         2,191,264       4,530,774
       Inventories                                                            74,580           994,619         916,159
       Recoverable income taxes                                                   --         1,121,554      (1,121,554)
       Prepaid expenses and other                                             15,126          (140,747)        665,603
     Increase (decrease) in:
       Accounts payable                                                     (500,954)         (179,474)     (1,962,149)
       Accrued expenses                                                     (503,747)             (219)        590,459
       Deferred revenue                                                      115,014           154,360          (6,694)
                                                                         -----------       -----------     -----------
           Net cash provided by (used in)
             operating activities                                         (1,413,231)        2,963,818         347,386
                                                                         -----------       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capitalized and purchased software                                       (139,788)         (231,509)       (540,736)
   Purchases of property and equipment                                       (34,087)          (40,317)       (245,459)
   Proceeds from sale of equity investment                                        --           406,930              --
                                                                         -----------       -----------     -----------
           Net cash provided by
            (used in) investing activities                                  (173,875)          135,104        (786,195)
                                                                         -----------       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of warrants                                                   13,904,762                --              --
   Exercise of stock options                                                 290,518                --              --
   Proceeds from (repayment of) line of credit                              (143,000)       (2,931,000)          3,000
   Issuance of note receivable                                              (104,288)               --        (700,000)
   Sale of common stock                                                           --                --         986,384
                                                                         -----------       -----------     -----------
          Net cash provided by (used in)
            financing activities                                          13,947,992        (2,931,000)        289,384
                                                                         -----------       -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          12,360,886          167,922         (149,425)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               1,470,906        1,302,984        1,452,409
                                                                         -----------       -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $13,831,792       $ 1,470,906     $ 1,302,984
                                                                         ===========       ===========     ===========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for income taxes                                          $        --       $        --   $      53,032
     Cash paid for interest                                                   18,642            65,691         313,112

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. COMPANY BACKGROUND:

Neoware Systems, Inc. (the "Company") provides the software and solutions for the emerging information appliance market. The Company's software and management tools are designed to power a new generation of smart devices that bring the benefits of open, industry-standard technologies to a wide variety of proprietary business devices. The Company's products are designed to run local applications for specific vertical markets, plus allow access across a network to Linux servers, the Internet, and Windows-based applications running on multi-user Windows servers. The Company's infrastructure software powers and manages information appliances, which are designed as a new generation of network connected alternatives to proprietary devices and general-purpose personal computers, offering the cost benefits of industry-standard hardware and software, easier installation, as well as lower up-front and administrative costs. Unlike personal computers, the Company's products are designed primarily to run applications on a server, not on the desktop.

In August 1996, the Company formed a new subsidiary, Information Technology Consulting, Inc. ("ITC") for the purpose of acquiring companies in the computer services field, including information technology staffing companies and client-server consulting companies. In October 1997, ITC merged with Broadreach Consulting, Inc. ("Broadreach", formerly the Reohr Group, Inc.) and Global Consulting Group. The Company, as the sole stockholder of ITC, received stock of the surviving entity representing approximately 2% ownership of the entity after the merger. The Company was also reimbursed for the expenses incurred by the Company and ITC in connection with ITC's efforts to complete these transactions (see Note 5). In November 1998, the Company sold its remaining 2% ownership interest to Broadreach for $406,930, which is recorded as a gain on sale of equity investment in the accompanying consolidated statements of operations.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 2000 and 1999 consist of money market funds and repurchase agreements.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that property and equipment, intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the carrying amount of the assets to determine if a write-down to market value or discounted cash flow value is necessary. As of June 30, 2000, no write-down was necessary.

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

          Computer equipment                               3-5 years
          Office furniture and equipment                   5-7 years
          Leasehold improvements                           Lease term
          Other                                            3-5 years

Revenue Recognition

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by fiscal year-end were $60,587, $904,265 and $814,120 for the years ended June 30, 2000, 1999 and 1998, respectively. Accounts receivable relating to "bill and hold" transactions were $60,587 and $585,584 at June 30, 2000 and 1999, respectively.

During the year ended June 30, 2000, the Company began to license its software products to customers for installation on the customers' hardware platforms. Such license fee revenue is recognized when a formal agreement exists, delivery of the product has occurred, the license fee is deemed fixed or determinable and collectibility is probable.

Product warranty costs and an allowance or sales returns are accrued at the time revenues are recognized. The Company offers to customers the opportunity to contract for extended warranty, upgrades and technical support at an additional cost. The revenue related to these services is recognized ratably over the service period, generally ranging from one to three years.

Research and Development

Costs incurred in the development of new software products and enhancements to existing software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $139,788, $176,509 and $351,136 of software development cost and amortized $242,377, $264,747 and $220,877 in fiscal 2000, 1999 and 1998, respectively. Accumulated amortization was $823,475, and $581,099 at June 30, 2000 and 1999, respectively. The Company also enters into various licensing agreements which require up front cash payments and/or royalties based on unit sales. Such amounts are capitalized and amortized over the term of the license agreement or based on the units sold. The Company continually evaluates whether events and circumstances have occurred that indicate that unamortized product development costs may not be recoverable or that the amortization period should be revised. During fiscal 1998, the Company wrote down the carrying value of certain prepaid licenses, as such amounts were not deemed recoverable from future sales. The write-down, which totaled $610,984 was charged to cost of revenues in the accompanying consolidated statements of operations.

Earnings Per Share

The Company applies SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. At June 30, 2000, the Company has options and warrants outstanding to purchase 1,544,250 shares of common stock at prices ranging from $.84 to $ 7.13. For the years ended June 30, 2000, 1999 and 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. For the years ended June 30, 2000, 1999 and 1998, the Company's comprehensive loss consists only of its net loss.

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


3. MAJOR CUSTOMERS AND FOREIGN REVENUES:

No individual customer provided 10% or more of total net revenues in fiscal 2000 and 1999. Net revenues from two customers represented 15% and 14% of total net revenues in fiscal 1998.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 2000, 1999 and 1998, were approximately 28%, 29% and 20%, respectively, and were transacted in US dollars.


4. CONSOLIDATED BALANCE SHEET COMPONENTS:

Inventories consisted of the following:

                                                                                 June 30,
                                                                     -------------------------------
                                                                         2000              1999
                                                                     ------------      ------------
       Purchased components and subassemblies                        $    584,303      $    732,026
       Work-in-process                                                         --           129,972
       Finished goods                                                     535,541           462,426
                                                                     ------------      ------------

                                                                     $  1,119,844      $  1,324,424
                                                                     ============      ============

During the latter part of the year ended June 30, 2000, the Company terminated the designing and manufacturing its proprietary, customized hardware products and began a transition to the delivery of its software products and management tools on standard platforms using high performance components manufactured by third parties. In connection with the transition, the Company recorded a charge of $165,000 for the reduction in carrying value of certain inventory to the lower of cost or market value and for the acceleration of depreciation of customized test equipment no longer required for manufacturing hardware platforms.

In fiscal 1999, the Company entered into an agreement to outsource a significant portion of its manufacturing and fulfillment services. In December 1998, the Company recorded a charge of $800,000 to reduce the carrying value of certain inventory to the lower of cost or market value.

These charges are recorded as a components of cost of revenues in the accompanying consolidated statements of operations.

Property and equipment consisted of the following:

                                                                                  June 30,
                                                                     -------------------------------
                                                                          2000              1999
                                                                     -------------     -------------
       Computer equipment                                            $     933,929     $     945,712
       Office furniture and equipment                                      369,509           359,434
       Leasehold improvements                                              363,313           362,518
       Other                                                               121,921           121,921
                                                                     -------------     -------------
                                                                         1,788,672         1,789,585
       Less- Accumulated depreciation and amortization                  (1,556,739)       (1,351,218)
                                                                     -------------     -------------
                                                                     $     231,933     $     438,367
                                                                     =============     =============

A rollforward of the allowance for doubtful accounts follows:

                                                                                June 30,
                                                                  -----------------------------------
                                                                    2000          1999        1998
                                                                  ---------      --------    --------
Beginning balance                                                $ 196,756      $168,710    $124,086
Expense                                                             29,338        93,848      48,299
Write-off's                                                       (100,685)      (65,802)     (3,675)
                                                                 ---------      --------    --------
Ending balance                                                   $ 125,409      $196,756    $168,710
                                                                 =========      ========    ========

5. NOTES RECEIVABLE:

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

During April 2000, the Company entered into note agreements with two of its officers in the aggregate of $104,288 in order to provide a portion of the funds required for the exercise by the officers of the warrants to purchase the Company's common stock which they held. The notes are repayable in equal annual installments over four years and bear interest at an annual rate of 8%.

6. LINE OF CREDIT:

In March 1999, the Company entered into a line of credit agreement with a bank which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2000. Borrowings under the credit agreement bear interest at the bank's prime rate plus 2% (11.5% at June 30, 2000). Subsequent to June 30, 2000 the interest rate on the line of credit was reduced to 1/2% over prime. At June 30, 2000, there was $2,000,000 available for borrowing under the line. During fiscal 2000, maximum borrowings under the line of credit agreement were $750,000 and the weighted average interest rate was 10.33%. During fiscal 1999 and 1998, the weighted average interest rate was 9.75% and 8.5%, respectively.

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined.

7. INCOME TAXES:

The components of income taxes are as follows:

                                                    For the Year Ended June 30,
                                         ------------------------------------------------
                                               2000             1999              1998
                                         -------------    -------------     -------------
       Current-
           Federal                       $         --     $         --      $ (1,121,554)
           State                                   --               --                --
                                         ------------     ------------      ------------
                                                   --               --        (1,121,554)
                                         ------------     ------------      -------------

       Deferred-
           Federal                                 --          406,724                --
           State                                   --           23,672                --
                                         ------------     ------------      ------------
                                                   --          430,396                --
                                         ------------     ------------      ------------
                                         $         --     $    430,396      $ (1,121,554)
                                         ============     ============      ============

The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                                                   For the Year Ended June 30,
                                         -------------------------------------------------
                                               2000             1999              1998
                                         -------------    -------------     --------------
       Federal statutory rate                 (34.0)%          (34.0)%           (34.0)%
       State income taxes, net                   --               --                --
       Expenses not deductible
           for tax                              0.4              0.4              (0.1)
       Valuation allowance                     44.1             45.2              11.2
       Other                                  (10.5)             6.7               4.5
                                             ------           ------             -----
                                                 --             18.3%            (18.4)%
                                             ------           ------             -----

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred taxes are comprised of the following:

                                                                               June 30,
                                                              ------------------------------------------
                                                                       2000                  1999
                                                              -------------------   -------------------
Gross current deferred income tax asset                       $        2,176,885   $          1,514,405
Gross current deferred income tax liability                                   --                     --
                                                              ------------------    -------------------
         Total current deferred tax asset                              2,176,885              1,514,405
                                                              ------------------    -------------------

Gross non-current deferred income tax asset                              491,242                375,410
Gross non-current deferred income tax liability                          (95,168)              (146,276)
                                                              ------------------    -------------------
         Total non-current deferred tax asset                            396,074                229,134
                                                              ------------------    -------------------

Valuation allowance                                                   (2,572,959)            (1,743,539)
                                                              ------------------    -------------------
Net deferred tax asset                                        $               --    $               --
                                                              ==================    ===================


The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                               June 30,
                                                              -----------------------------------------
                                                                       2000                  1999
                                                              -------------------
   -------------------
Net operating loss carryforwards                              $        1,546,387    $           549,687
Expenses not currently deductible for tax purposes                       135,275                339,606
Deferred revenue                                                         171,701                126,270
Basis difference in property and equipment and
capitalized software                                                     396,074                229,134
Basis difference in inventory                                            323,523                498,842
Valuation allowance                                                   (2,572,959)            (1,743,539)
                                                              ------------------    -------------------
Net deferred tax asset                                        $               --    $                --
                                                              ==================    ===================

In fiscal 1999, the Company increased the valuation allowance to the full value of the net deferred tax asset as management concluded that the net deferred tax asset no longer met the recognition criteria under SFAS No. 109.

8. STOCK OPTIONS AND WARRANTS:

The Company has a stock option plan (the "Plan") for employees and directors. The Company is authorized to issue options for the purchase of up to 2,500,000 shares of Common Stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options generally vest and become exercisable ratably over six months or one to two years from the date of grant. All options expire five years from the grant date. As of June 30, 2000, there were 580,771 options available for grant under the Plan.


Information with respect to the options under the Plan is as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                 Shares                 Price
                                                 ------                --------
   Balance as of June 30, 1997                 1,253,349                 6.53
            Granted                            1,197,500                 3.22
            Exercised                             (7,112)                1.76
            Terminated                        (1,183,500)                6.57
                                              ----------
   Balance as of June 30, 1998                 1,260,237                 3.37
            Granted                            1,297,000                 1.21
            Terminated                        (1,252,750)                3.19
                                              ----------
   Balance as of June 30, 1999                 1,304,487                 1.39
            Granted                              720,500                 3.04
            Exercised                           (263,528)                1.21
            Terminated                          (217,209)                1.17
                                               ---------
   Balance as of June 30, 2000                 1,544,250                 2.20
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

On August 28,1998, the Company modified 958,500 options previously granted. The effect of this modification was to exchange the original options for 958,500 new options with an exercise price of $1.06, which was the fair market value of the Common Stock on the date of the modification. The new options retained the vesting period of the original options. The options are included as granted and terminated during fiscal 1999 in the table above.

The following table summarizes information about stock options outstanding as of June 30, 2000:

                             Outstanding Stock Options                          Exercisable Stock Options
     -------------------------------------------------------------------------  -------------------------
                                                                   Weighted
         Range                                Weighted              Average                    Weighted
          of                                  Average              Remaining                   Average
       Exercise                               Exercise            Contractual                  Exercise
        Prices                 Shares          Price                  Life       Shares         Price
     -------------         ------------- -------------------     -------------  ----------    ----------
     $ .84-.94                 21,500      $    .93                3.6 years      16,625        $   .94
          1.06                658,500          1.06                3.2 years     507,813           1.06
     1.09-3.00                669,250          2.65                4.7 years      36,125           1.68
     3.34-7.13                195,000          4.60                4.1 years      60,000           5.75
                           ----------                                           --------
                            1,544,250                                            620,563
                           ==========                                           ========

Options granted under the Plan contain provisions pursuant to which all outstanding options granted under such Plan shall become fully vested and immediately exercisable upon a "change in control", as defined in such Plan.

As of July 1, 1999, there were 5,704,842 warrants outstanding to purchase Common Stock at $5.50 per share. The warrants were exercisable over seven years and were extended to expire on April 14, 2000. During fiscal 2000, the exercise price of the warrants was adjusted to $3.75 per share and warrants to purchase 3,725,853 shares of Common Stock were exercised, resulting in net proceeds to the Company of $13,904,762 and the remaining 1,978,989 warrants expired.

In addition to the aforementioned warrants, during fiscal 1998, the Company issued 300,000 warrants to purchase Common Stock at prices ranging from $3.00 to $7.00 in connection with entering into a financial advisory and investment banking agreement. Warrants for 100,000 shares were exercisable immediately and 200,000 warrants were to vest upon meeting certain provisions, as defined. Such provisions were not achieved and the 200,000 warrants expired in July 1999. The exercisable warrants expire in January 2001.

During fiscal 1998, the Company issued 100,000 shares of Common Stock in exchange for the termination of 540,495 Unit Purchase Options with an exercise price of $2.44. The Unit Purchase Options had been issued in connection with the initial public offering of a predecessor company in March 1993 and provided the holder with the option to acquire Units consisting of one share of Common Stock and two Common Stock purchase warrants.

9. ACCOUNTING FOR STOCK-BASED COMPENSATION:

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" during the year ended June 30, 1997. The Company has elected to adopt the disclosure requirements of this pronouncement only. The adoption of this pronouncement, therefore, had no impact on the Company's financial position or results of operations. Had compensation cost been calculated based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been changed to the following pro forma amounts:

                                                          2000                 1999                   1998
                                                 ------------------   ------------------     ------------------
Net loss                     As reported             $  (1,820,111)     $    (2,780,858)       $    (4,968,825)
                             Pro forma               $  (2,082,463)     $    (3,160,219)       $    (5,294,614)

Basic EPS                    As reported             $        (.25)     $          (.44)       $          (.86)
                             Pro forma               $        (.28)     $          (.50)       $          (.92)

Diluted EPS                  As reported             $        (.25)     $          (.44)       $          (.86)
                             Pro forma               $        (.28)     $          (.50)       $          (.92)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998; no dividend yield; expected volatility of approximately 70%-84%; risk-free interest rates of approximately 4.4%-6.9%; and an expected life of five years. The pro forma effect on net loss for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its principal facility, an automobile and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from six months to six years. Rent expense under these leases was $118,373, $112,285 and $108,486 in fiscal 2000, 1999 and 1998, respectively.
Future minimum lease payments under operating leases at June 30, 2000 are $177,430 in fiscal 2001, $166,369 in 2002, $170,178 in 2003, $164,316 in 2004,
$166,416 in 2005 and $41,859 thereafter.

During July 2000, the Company entered into an amendment to the lease extending its term from September 30, 2000 to September 30, 2005. Pursuant to the amendment, the annual gross rent for the facility, including operating expenses, approximates $220,000.

On March 11, 1998, a complaint was filed as a purported class action on behalf of purchasers of the Company's Common Stock during 1996 and 1997. The complaint alleged that misrepresentations were made related to plans for various potential acquisitions by a subsidiary of the Company and a spin-off. An amended complaint was subsequently filed which added claims on behalf of a second purported class related to the Company's announcement on April 30, 1998 that it would be restating certain financial results previously reported. Thereafter, four separate purported securities class actions were filed. During October 1999, an agreement in principle to settle all of the foregoing litigation was reached and the parties subsequently executed and filed with the Court a definitive settlement agreement. On July 27, 2000, the settlement was approved by the Court and such settlement had no material adverse effect on the Company's financial position and results of operations.

On October 1, 1999, the Company entered into a settlement agreement with Development Concepts, Inc. which fully satisfies a complaint filed on May 5, 1998 against the Company by Development Concepts, Inc. The complaint asserted various claims arising primarily from the parties' contractual relationships. Under the agreement, the Company agreed to pay Development Concepts, Inc a total of $300,000, payable in two installments of $75,000 on October 1, 1999 and January 1, 2000 and three installments of $50,000 payable on April 1, 2000, July 1, 2000 and October 1, 2000.

11. EMPLOYEE BENEFIT PLAN:

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 4% of such contributions up to a maximum of $500 per participant per year. The Company's contributions were $14,187, $19,458 and $46,501 in fiscal 2000, 1999 and 1998, respectively.

Subsequent to June 30, 2000, the Company amended the Plan to provide for a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year.

Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Numbers     Description
-------     -----------
2.1         Agreement of Merger dated as of December 2, 1994 among the Company,
            ISAC Acquisition Co. and HDS (Exhibit 2.1)(4)

3.1         Certificate of Incorporation (Exhibit 3.1(1)

3.2         Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3         By-laws (Exhibit 3.2)(7)

4.1 Common Stock Purchase Warrants held by Kirlin Holding Corp. and two related persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Common Stock Purchase Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants, held by such related persons are not being filed). (Exhibit 4.5)(6)

10.1        Letter Agreement between Safeguard Scientifics, Inc. and Registrant.
            (Exhibit 10.5)(3)

10.2        Lease between the Registrant and GBF Partners, as amended. (Exhibit
            10.9)(4)

10.3* Second Amendment to Commercial Lease, dated July 31, 2000, between the Registrant and GBF Partners.

10.4+       1995 Stock Option Plan (as amended on May 16, 2000). (Exhibit
            10.2)(8)

10.5+ Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(8)

10.6+ Separation Agreement, dated February 14, 2000, between the Registrant and Edward C. Callahan, Jr. (Exhibit 10.3 )(8)

10.7+ Employment Agreement, dated June 10, 1999 between the Registrant and Edward M. Parks. (Exhibit 10.7)(7)

10.8+ Letter agreement, dated October 1, 1998 between the Registrant and Steven Ahlbom. (Exhibit 10.8)(7)

10.9+* Letter Agreement, dated January 27, 1999, between the Registrant and Vincent T. Dolan.

10.11+* Note, dated April 14, 2000, of Michael G. Kantrowitz to the Registrant and Pledge Agreement, dated April 14, 2000, between the Registrant and Michael G. Kantrowitz

10.12+* Note, dated April 14, 2000, of Edward M. Parks to the Registrant and Pledge Agreement, dated April 14, 2000, between the Registrant and Edward M. Parks.

21.         Subsidiaries (Exhibit 21)(5)

23.*        Consent of Arthur Andersen LLP


-------------------
 *          Filed herewith.

 +          Management contract or arrangement.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 33-56834) filed with the SEC on February 11, 1993.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

No reports on Form 8-K were filed during the last quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEOWARE SYSTEMS, INC.

Date:   September 27, 2000                By:   /s/Michael G. Kantrowitz.
     ----------------------------            --------------------------------
                                                   Michael G. Kantrowitz

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Michael
G. Kantrowitz, President and Chief Executive Officer, and Vincent T. Dolan, Vice President-Finance and Administration, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

              Signature                                 Title                               Date
              ---------                                 -----                               ----

/s/ Arthur R. Spector                      Chairman of the Board                     September 27, 2000
-----------------------------------
Arthur R. Spector

/s/ Michael G. Kantrowitz                  President, Chief Executive                September 27, 2000
-----------------------------------        Officer and Director (Principal
                                           Executive Officer)

/s/ Vincent T. Dolan                       Vice President of Finance and             September 27, 2000
-----------------------------------        Administration (Principal Financial
Vincent T. Dolan                           Officer and Principal Accounting
                                           Officer)

/s/ John M. Ryan                           Director                                  September 27, 2000
-----------------------------------
John M. Ryan

/s/ Carl G. Sempier                        Director                                  September 27, 2000
-----------------------------------
Carl G. Sempier

/s/ Christopher G. McCann                  Director                                  September 27, 2000
-----------------------------------
Christopher G. McCann