Form 10-Q
period 2000-09-30
NEOWARE SYSTEMS INC
filed 2000-11-14
CIK 894743

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

For the Quarter ended September 30, 2000

---------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 000-21240

                             -----------------------

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

                              --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ---        ---
As of November 10, 2000, there were 10,275,413 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
Item 1. Unaudited Consolidated Financial Statements:

        Consolidated Balance Sheets:
        September 30, 2000 and June 30, 2000                               3

        Consolidated Statements of Operations:
        Three Months Ended September 30, 2000 and 1999                     4

        Consolidated Statements of Cash Flows:
        Three Months Ended September 30, 2000 and 1999                     5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART II.

Item 1. Legal Proceedings                                                 16

Item 6. Exhibits and Reports on Form 8-K                                  16

Signatures                                                                17

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

ASSETS
                                                    September 30, 2000       June 30, 2000
                                                    ------------------       -------------
CURRENT ASSETS:
Cash and cash equivalents                               $13,412,262           $13,831,792
Accounts receivable, net                                  2,645,693             2,068,230
Inventories                                                 932,162             1,119,844
Prepaid expenses and other                                  218,120               249,196
Notes receivable                                            726,072               726,072
                                                        -----------           -----------
Total current assets                                     17,934,309            17,995,134

Property and equipment, net                                 232,958               231,933
Notes receivable                                             78,216                78,216
Capitalized and purchased software, net                     339,350               363,096
                                                        -----------           -----------
                                                        $18,584,833           $18,668,379
                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit                                                    -                     -
Accounts payable                                         $1,089,348            $1,153,972
Accrued expenses                                            805,471               602,641
Deferred revenue                                            400,478               434,686
                                                        -----------           -----------
Total current liabilities                                 2,295,297             2,191,299
                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                                   -                     -

Common stock                                                 10,275                10,275


Additional paid-in capital                               24,369,648            24,369,648
Accumulated deficit                                      (8,090,387)           (7,902,843)
                                                        -----------           -----------
Total stockholders' equity                               16,289,536            16,477,080
                                                        -----------           -----------
                                                        $18,584,833           $18,668,379
                                                        ===========           ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                              NEOWARE SYSTEMS, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                Three Months Ended        Three Months Ended
                                                   September 30,              September 30,
                                                       2000                      1999
                                                --------------------       -----------------
Net revenues                                        $ 4,033,337                $2,639,515
Cost of revenues                                      2,861,755                 2,028,903
                                                    -----------                ----------
Gross profit                                          1,171,582                   610,612
                                                    -----------                ----------

OPERATING EXPENSES:

Sales and marketing                                     714,276                   361,209
Research and development                                164,827                   182,939
General and administrative                              519,711                   435,976
Acquisition costs                                       161,038                         -
                                                    -----------                ----------
Total operating expenses                              1,559,852                   980,124
                                                    -----------                ----------

Operating (loss) income                               (388,270)                  (369,512)

Interest income, net                                   200,726                     21,410
                                                    ----------                 ----------

Net (loss) income                                   $ (187,544)                $ (348,102)
                                                    ==========                 ==========

Basic and diluted loss per share                        $(0.02)                    $(0.06)
                                                    ==========                 ==========

Weighted average number of
 shares used in basic and diluted
 loss per share computation                         10,275,163                  6,285,782
                                                    ==========                 ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                              NEOWARE SYSTEMS, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Three Months Ended         Three Months Ended
                                                                   September 30,              September 30,
                                                                       2000                        1999
                                                                -------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                   $  (187,544)                $ (348,102)
Adjustments to reconcile net (loss) income to
      net cash provided (used in) operating activities-
            Depreciation and amortization                                95,190                    121,251


Changes in operating assets and liabilities-
      (Increase) decrease in:
            Accounts receivable                                        (577,463)                   (78,458)
            Inventories                                                 187,682                    160,628
            Prepaid expenses and other                                   31,076                    (39,080)

      Increase (decrease) in:
            Accounts payable                                            (64,624)                   322,945
            Accrued expenses                                            202,830                   (153,175)
            Deferred revenue                                            (34,208)                   (11,782)
                                                                    -----------                 ----------
Net cash (used in) provided by operating activities                    (347,061)                   (25,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                               (49,107)                    (2,970)
      Capitalized software                                              (23,362)                   (21,135)
                                                                    -----------                 ----------

Net cash (used in) provided by investing activities                     (72,469)                   (24,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under line of credit                                         -                   (143,000)
                                                                    -----------                 ----------
Net cash (used in) provided by financing activities                           -                   (143,000)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (419,530)                  (192,878)
                                                                    -----------                 ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       13,831,792                  1,470,906
                                                                    -----------                 ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $13,412,262                 $1,278,028
                                                                    ===========                 ==========


SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                             $2,349                     $7,559


                   The accompanying notes are an integral part
                         of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. REVENUE RECOGNITION AND MAJOR CUSTOMERS
   ---------------------------------------

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by September 30, 2000 and 1999 were $67,797 and $394,000, respectively. Accounts receivable relating to "bill and hold" transactions were $67,797 and $96,000 at September 30, 2000 and 1999, respectively.

The Company also licenses its software products to customers for installation on the customers' hardware platforms. Such license fee revenue is recognized when a formal arrangement exists, delivery of the product has occurred, the license fee is deemed fixed or determinable and collectibility is probable.

Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized. The Company offers customers the opportunity to contract for extended warranty, upgrades and technical support at an additional cost. The revenue related to these services is recognized ratably over the service period, generally ranging from one to three years.

Net revenues from one customer were 21% of total net revenues for the three months ended September 30, 2000. No individual customer accounted for 10% or more of revenues for the three months ended September 30, 1999.

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consisted of the following:

                                                September 30,          June 30,
                                                    2000                 2000
                                                -------------        -----------

Purchased components and subassemblies            $456,760            $  584,303
Finished goods                                     475,402               535,541
                                                  --------            ----------
                                                  $932,162            $1,119,844
                                                  ========            ==========

4. NOTE RECEIVABLE
   ---------------

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Broadreach Consulting, Inc. in exchange for a 2% stock interest in Broadreach and the reimbursement of $1,000,000 of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note which is due on the earlier of three years or upon the completion of the initial public offering of Broadreach. The note bears interest at 8% per year. During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930. Subsequent to September 30, 2000, the Company and Broadreach entered into negotiations to extend the repayment date beyond the original date called for in the note.

During April 2000, the Company entered into note agreements with two of its officers in the aggregate of $104,288 in order to provide a portion of funds required for the exercise by the officers of the warrants to purchase the Company's common stock which they held. The notes are repayable in equal installments over four years and bear interest at an annual rate of 8%.

5. LINE OF CREDIT
   --------------

The Company has a line of credit agreement with a bank which provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2000. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (10.0% at September 30, 2000). At September 30, 2000 and June 30, 2000, there was $2,000,000 available for borrowing under the line. The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined.

6. EARNINGS PER SHARE
   ------------------

The Company applies SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three months ended September 30, 2000 and 1999, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options and warrants to purchase 1,609,500 shares of Common Stock at prices ranging from $.84 to $7.13 per share were outstanding at September 30, 2000.

7. ACQUISITION COSTS
 -------------------

During the three months ended September 30, 2000, the Company incurred costs of $161,038 in connection with a proposed acquisition that was not consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software and solutions to enable Appliance Computing, a new Internet-based computing architecture that is designed to be simpler and easier than today's traditional PC-based computing. The Company's infrastructure software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers and a wide variety of proprietary business devices. The Company's products are designed to run local applications for specific vertical markets, plus allow access across a network to Linux servers, the Internet and Windows-based applications running multi-user Windows servers. Computing appliances that run and are managed by the Company's software offer the cost benefits of industry-standard hardware, easier installation and lower up-front and administrative costs than proprietary or PC-based alternatives.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                                        September 30,
                                                    ----------------------
                                                    2000              1999
                                                    ----             -----
     Gross Profit                                   29.1%             23.1%

     Operating expenses
        Sales and marketing                         17.7              13.7
        Research and development                     4.1               6.9
        General and administrative                  12.9              16.5
        Acquisition costs                            4.0                 -
                                                    ----             -----

     Operating (loss)                               (9.6)            (14.0)
     Interest income (expense), net                  5.0                .8
                                                    ----             -----

     Loss before taxes                              (4.6)            (13.2)
     Income tax benefit                                -                 -
                                                    ----             -----

     Net (loss)                                     (4.6)%           (13.2)%
                                                    ====             =====

Net revenues for the three months ended September 30, 2000 increased to $4,033,337 from $2,369,515 for the comparable period in the prior fiscal year. The increase in net revenues was attributable to a substantial increase in the number of units shipped resulting from the greater acceptance of the Company's Windows-based computing appliances and the introduction of its new Linux-based computing appliances. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

The Company's gross profit as a percentage of net revenues increased to 29.1% for the three months ended September 30, 2000 from 23.1% for the comparable period of the prior fiscal year. The increase was attributable to the reduction in the cost of the Company's products resulting from the transition in the early part of the year 2000 to standard hardware components as opposed to costs associated with the custom manufacture of proprietary hardware products. In addition, fixed overhead costs represented a lower percentage of revenue during the three months ended September 30, 2000 than in the prior year. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three months ended September 30, 2000 were $1,559,852, an increase of $579,728 from operating expenses of $980,124 in the comparable period of the prior fiscal year.

Sales and marketing expenses increased by $353,067 to $714,276 for the three months ended September 30, 2000 as compared to $361,209 for the prior year. The increase reflects additions in sales and marketing personnel, including the opening of four regional sales offices. Additionally, the Company incurred higher commission expenses due to increased sales. The Company may incur additional expenses in future quarters as it continues to execute its growth strategy.

Research and development expenses for the three months ended September 30, 2000 decreased by $18,112 to $164,827 from $182,939 in the prior year primarily as a result of the elimination of hardware engineering resources in connection with the termination of the design of proprietary hardware products. This reduction was offset, in part, by a reduction in the amount of engineering software capitalized.

General and administrative expenses increased to $519,711 for the three months ended September 30, 2000 from $435,976 in the prior year due to increased personnel costs and higher expenditures for investor relations services.

The Company realized net interest income of $200,726 for the three months ended September 30, 2000 as compared to net interest income of $21,410 for the prior year. The increase was due to interest earned on the cash generated during the latter part of fiscal 2000 as a result of exercise of the Company's warrants which amounted to approximately $14,000,000.

No income tax benefit was recognized in the three months ended September 30, 2000 or 1999 as a result of the net operating losses incurred during the periods as there is no assurance at this time that the benefit of the net operating loss carryforwards will be realized.

For the three months ended September 30, 2000, the Company's net loss was $187,544 as compared to a net loss of $348,102 for the comparable period in the prior year. The decrease in net loss was attributable to increased revenues, gross margin and interest income, offset by an increase in operating expenses. Operating expenses for the three months ended September 30, 2000 included a charge of $161,038 related to a proposed acquisition that was not consummated.

Liquidity and Capital Resources

As of September 30, 2000, the Company had net working capital of $15,639,012 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity include $13,412,262 of cash and cash equivalents and a $2,000,000 bank line of credit facility with First Union National Bank, all of which was available as of September 30, 2000. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent (.5%) with all principal and interest due and payable on December 31, 2000.

Cash and cash equivalents decreased by $419,530 during the quarter ended September 30, 2000, primarily as a result of the net loss, an increase in accounts receivable and a decrease in accounts payable, offset by an increase in accrued expenses.

The Company used cash in operations of approximately $347,000 for the three months ended September 30, 2000 versus using cash of approximately $26,000 for the three months ended September 30, 1999. The increase in cash used in operations in the current year quarter is primarily due to an increase in accounts receivable resulting from increased revenues and the reduced net loss. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

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

     We have recently incurred significant net losses, including net losses of $188,000 and $1.8 million for the three months ended September 30, 2000 and the year ended June 30, 2000, respectively. In addition, we had an accumulated deficit of $8.1 million as of September 30, 2000. We expect to continue to incur significant product development, sales and administrative expenses. Our expenses increased during the latter part of the fiscal year ended June 30, 2000 and during the quarter ended September 30, 2000 reflecting the hiring of additional key personnel and it is anticipated that costs will continue to increase during the year ending June 30, 2001 as we implement our business plan. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, whether we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

     Because of the new and rapidly evolving market for our embedded Linux and Windows-based computing appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, we cannot forecast operating expenses based on historical results, and most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid significantly greater losses. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate.

There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

o    the growth and changing requirements of the computing appliance market;

o the quality, price, performance and total cost of ownership of our products;

o the availability, price, quality and performance of competing products and technologies; and

o the successful development of our relationships with software providers, original equipment manufacturer customers and existing and potential channel partners.

     We may not succeed in developing and marketing our new computing appliance products, and our operating results may decline as a result.

Our business is dependent on customer adoption of Linux and Windows-based computing appliances to perform discrete tasks for corporate and Internet-based computer networks and a decrease in their rates of adoption could adversely affect our ability to increase our revenues.

     We are dependent on the growing use of computing appliances to perform discrete tasks for corporate and Internet-based networks to increase our revenues. If the role of computing appliances does not increase as we anticipate, or if it in any way decreases, our revenues would not materialize. We believe that our expectations for the growth of the information appliance market may not be fulfilled if customers continue to use general-purpose personal computers. In addition, if corporate information technology organizations do not accept Linux-based or Windows-based operating systems, or if there is a wide acceptance of alternative operating systems that provide enhanced capabilities, our operating results could be harmed.

     The computing appliance market in which we seek to compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our revenues may not grow. In addition, consolidation in this market could result in our clients being absorbed into larger organizations that might not be as receptive to our products.

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

     We depend upon single source suppliers for our computing appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability.

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

     In the market for computing appliances, we face significant competition from larger companies who have greater financial resources and name recognition than we do. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

     Our future competitive performance depends on a number of factors, including our ability to:

o continually develop and introduce new products and services with better prices and performance than offered by our competitors;

o    offer a wide range of products; and

o    offer high-quality products and services.

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

Computing appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our products could be rendered obsolete by new technologies.

     The computing appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

     Our computing appliances include our own software, plus software from other companies for specific vertical markets. If we are unable to attract software developers, and are unable to include their software in our products, we may not be able to offer our computing appliances for certain important target markets, and our financial results will suffer.

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

     In order to develop and market our line of computing appliances, we must hire additional software engineers as well as marketing and sales personnel. Competition for employees with these skills is severe and we may experience difficulty in attracting suitably qualified people.

     Any future growth we experience will place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

o improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

o    hire, train and manage additional qualified personnel; and

o establish relationships with additional suppliers and partners while maintaining our existing relationships.

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

     Because our computing appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

o    the loss of or delay in market acceptance and sales of our products;

o    diversion of development resources;

o    injury to our reputation; or

o    increased maintenance and warranty costs.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding acceptance of the Company's appliance computing products, the ease and simplicity of the Company's products, future revenues and operating results, the Company's competitive position, the reduction of the cost of producing the Company's products, the funding of future operations, the Company's growth strategy and the development of new software products. These forward-looking statements involve risks and uncertainties. The factors set forth below and those contained in "Factors Affecting the Company and Future Operating Results" could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the appliance computing market and increased competition. These and other risks are detailed from time to time in Neoware's periodic reports filed with the Securities and Exchange Commission, including, but not limited to its Annual Report on Form 10K for the year ended June 30, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                       NEOWARE SYSTEMS, INC.



Date:  November 14, 2000               By: /S/ MICHAEL G. KANTROWITZ
                                           ------------------------------------
                                           Michael G. Kantrowitz
                                           President and Chief Executive Officer



Date:  November 14, 2000               By: /S/ VINCENT T. DOLAN
                                           ------------------------------------
                                           Vincent T. Dolan
                                           Chief Financial Officer
                                           (Principal Accounting Officer
                                           and Principal Financial Officer)