Form 10-Q
period 2000-12-31
NEOWARE SYSTEMS INC
filed 2001-02-13
CIK 894743

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

For the Quarter ended December 31, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 000-21240
                        ---------------------------------

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

                                 (610) 277-8300
               (Registrant's telephone number including area code)
              -----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X    No
                              ---------  --------

As of February 5, 2001, there were 10,275,913 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                        Page
                                                                     Number
                                                                     ------
Item 1. Unaudited Consolidated Financial Statements:

        Consolidated Balance Sheets:
        December 31, 2000 and June 30, 2000                              3

        Consolidated Statements of Operations:
        Three and Six Months Ended December 31, 2000 and 1999            4

        Consolidated Statements of Cash Flows:
        Six Months Ended December 31, 2000 and 1999                      5

        Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8

PART II.

Item 1. Legal Proceedings                                               16

Item 6. Exhibits and Reports on Form 8-K                                16

Signatures                                                              17

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                 December 31, 2000          June 30, 2000
                                                 -----------------          -------------
ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                          $ 12,954,733             $ 13,831,792
Accounts receivable, net                              1,680,634                2,068,230
Inventories                                           1,056,451                1,119,844
Prepaid expenses and other                              274,974                  249,196
Notes receivable                                         14,386                  726,072
                                                   ------------             ------------
Total current assets                                 15,981,178               17,995,134

Property and equipment, net                             191,273                  231,933
Notes receivable                                        890,216                   78,216
Capitalized and purchased software, net                 280,111                  363,096
                                                   ------------             ------------
                                                   $ 17,342,778             $ 18,668,379
                                                   ============             ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
-------------------------------------

CURRENT LIABILITIES:
Accounts payable                                   $    327,684             $  1,153,972
Accrued expenses                                        734,955                  602,641
Deferred revenue                                        366,272                  434,686
                                                   ------------             ------------
Total current liabilities                             1,428,911                2,191,299
                                                   ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                              --                       --
Common stock                                             10,276                   10,275
Additional paid-in capital                           24,370,506               24,369,648
Treasury stock                                         (100,000)                    --
Accumulated deficit                                  (8,366,915)              (7,902,843)
                                                   ------------             ------------
Total stockholders' equity                           15,913,867               16,477,080
                                                   ------------             ------------
                                                   $ 17,342,778             $ 18,668,379
                                                   ============             ============








   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                       Six Months Ended
                                                   ----------------------------------      -----------------------------------
                                                     December 31,        December 31,       December 31,          December 31,
                                                        2000                1999                2000                 1999
                                                   --------------        ------------      -------------         -------------
Net revenues                                       $  3,389,070          $  2,679,851      $  7,422,407          $  5,319,367
Cost of revenues                                      2,388,884             2,151,551         5,250,640             4,180,455
                                                   ------------          ------------      ------------          ------------
Gross profit                                          1,000,186               528,300         2,171,767             1,138,912
                                                   ------------          ------------      ------------          ------------

OPERATING EXPENSES:

Sales and marketing                                     761,500               259,411         1,475,776               620,621
Research and development                                195,723               158,266           360,550               341,205
General and administrative                              529,135               439,714         1,048,846               875,690
Acquisition costs                                            --               406,045           161,038               406,045
                                                   ------------          ------------      ------------          ------------
Operating expenses                                    1,486,358             1,263,436         3,046,210             2,243,561
                                                   ------------          ------------      ------------          ------------

Operating (loss) income                                (486,172)             (735,136)         (874,443)           (1,104,649)

Interest income (expense), net                          209,646                25,353           410,371                46,763
                                                   ------------          ------------      ------------          ------------

Net (loss) income                                  $   (276,526)         $   (709,783)     $   (464,072)         $ (1,057,886)
                                                   ============          ============      ============          ============

Basic and diluted loss per share                   $      (0.03)         $      (0.11)     $      (0.05)         $      (0.17)
                                                   ============          ============      ============          ============

Weighted average number of
shares used in basic and diluted  loss per
share computation                                    10,275,652             6,292,615        10,275,409             6,289,199
                                                   ============          ============      ============          ============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended         Six Months Ended
                                                                        December 31,             December 31,
                                                                           2000                     1999
                                                                     -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                     $   (464,072)            $ (1,057,886)
Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating activities-
            Depreciation and amortization                                  172,544                  262,483

Changes in operating assets and liabilities-
      (Increase) decrease in:
            Accounts receivable                                            387,596                1,175,290
            Inventories                                                     63,393                  353,844
            Prepaid expenses and other                                       2,824                  190,887
      Increase (decrease) in:
            Accounts payable                                              (826,288)                (445,110)
            Accrued expenses                                               132,314                 (347,000)
            Deferred revenue                                               (68,414)                 (23,565)
                                                                      ------------             ------------
Net cash (used in) provided by operating activities                       (600,103)                 108,943

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (40,505)                 (15,356)
      Purchase of treasury stock                                          (100,000)                      --
      Capitalized software                                                 (36,996)                (109,205)
                                                                      ------------             ------------
Net cash (used in) provided by investing activities                       (177,501)                (124,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in notes receivable                                        (100,314)                      --
      Exercise of stock options                                                859                    3,100
      Borrowings under line of credit                                           --                 (143,000)
                                                                      ------------             ------------
Net cash (used in) provided by financing activities                        (99,455)                (139,900)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (877,059)                (155,518)
                                                                      ------------             ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          13,831,792                1,470,906
                                                                      ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 12,954,733             $  1,315,388
                                                                      ============             ============

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                          $      4,735             $     12,459
                                                                      ============             ============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the six-month period ended December 31, 2000 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. REVENUE RECOGNITION AND MAJOR CUSTOMERS

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by December 31, 2000 and 1999 were $43,000 and $253,000, respectively. Accounts receivable relating to "bill and hold" transactions were $43,000 and zero at December 31, 2000 and 1999, respectively.

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

Net revenues from two customers were 12.5 % and 11.4% of total net revenues for the three months ended December 31, 2000 and net revenues from one customer were 16.7% of total net revenues for the six months ended December 31, 2000. At December 31, 2000, the Company had receivables from these customers of approximately $60,000 and $ 387,000, respectively. Net revenues from one customer amounted to 10% of total net revenues for the three months ended December 31, 1999. No individual customer accounted for 10% or more of revenues for the six months ended December 31, 1999.

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consisted of the following:

                                               December 31,        June 30,
                                                   2000              2000
                                               ------------       ----------
Purchased components and subassemblies          $  197,131        $  584,303
Finished goods                                     859,320           535,541
                                                ----------        ----------
                                                $1,056,451        $1,119,844
                                                ==========        ==========

4. NOTES RECEIVABLE

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Broadreach Consulting, Inc. in exchange for a 2% stock interest in Broadreach and the reimbursement of $1,000,000 of expenses incurred by the Company in connection with its efforts to make certain acquisitions in the information technology consulting and staffing field. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note with interest at 8% which was due on the earlier of three years or upon the completion of an initial public offering of Broadreach. During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930. The Company and Broadreach have entered into negotiations to amend the terms of the original note.

During April 2000, the Company entered into note agreements with two of its officers in the aggregate of $104,288 in order to provide a portion of funds required for the exercise by the officers of the warrants to purchase the Company's common stock which they held. The notes are repayable in equal installments over four years and bear interest at an annual rate of 8%.

5. LINE OF CREDIT

The Company has a line of credit agreement with a bank which provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on March 31, 2001. Borrowings under the agreement bear interest at the bank's prime rate plus 1/2% (10.0% at December 31, 2000). At December 31, 2000 and June 30, 2000, there was $2,000,000 available for borrowing under the line. The line of credit is collateralized by substantially all assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined.

6. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the six months ended December 31, 2000 and 1999, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. Options to purchase 1,630,750 shares of Common Stock at prices ranging from $.84 to $7.13 per share were outstanding at December 31, 2000.

7. ACQUISITION COSTS

During the six months ended December 31, 2000 and the three months ended December 31, 1999, the Company incurred costs of $161,038 and $406,045, respectively, in connection with two separate proposed acquisitions that were not consummated.

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

                                            For the Three Months Ended          For the Six Months Ended
                                                December 31, 2000                  December 31, 2000
                                            --------------------------         --------------------------
                                              2000             1999              2000              1999
                                              ----             ----              ----              ----
 Gross profit                                 29.5%             19.7%             29.3%             21.4%
 Operating expenses
      Sales and marketing                     22.5               9.7              19.9              11.7
      Research and development                 5.8               5.9               4.9               6.4
      General and administrative              15.6              16.4              14.1              16.5
      Acquisition costs                         --              15.1               2.2               7.6
                                             -----             -----             -----             -----
Operating loss                               (14.4)            (27.4)            (11.8)            (20.8)
 Interest income, net                          6.2                .9               5.5                .9
                                             -----             -----             -----             -----
 Net loss                                     (8.2)%           (26.5)%            (6.3)%           (19.9)%
                                             =====             =====             =====             =====

Net revenues for the three and six month periods ended December 31, 2000 increased to $3,389,070 and $7,422,407 from $2,679,851 and $5,319,367 for the comparable periods in the prior fiscal year. The increase in net revenues was attributable to a substantial increase in the number of units shipped resulting from the greater acceptance of the Company's computing appliances. The Company is subject to significant variances in its quarterly operating results because of the fluctuations in the timing of the receipt of large orders.

The Company's gross profit as a percentage of net revenues for the three and six month periods ended December 31, 2000 increased to 29.5% and 29.3% from 19.7% and 21.4% for the comparable periods of the prior fiscal year. The increase was attributable to the reduction in the cost of the Company's products resulting from the transition in the early part of the year 2000 to installing its software products on standard hardware components as opposed to the costs associated with the custom manufacture of proprietary hardware products. In addition, fixed overhead costs represented a lower percentage of revenue during the three and six month periods ended December 31, 2000 than in the prior year. The Company anticipates that its gross margin percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three and six month periods ended December 31, 2000 were $1,486,358 and $3,046,210, an increase from operating expenses of $1,263,436 and $2,243,561 in the comparable periods of the prior fiscal year. The increases in operating expenses are a result of the execution of the Company's expansion plan.

Sales and marketing expenses for the three and six month periods ended December 31, 2000 increased to $761,500 and $1,475,776 from $259,411 and $620,621 for the comparable periods in the prior fiscal year. These increases reflect additional sales and marketing personnel, including the opening of four regional sales offices, increased marketing activities and higher commission expenses due to increased sales.

Research and development expenses for the three and six month periods ended December 31, 2000 increased to $195,723 and $360,550 from $158,266 and $341,205 in the comparable periods in the prior year primarily as a result of an increase in personnel dedicated to R&D activities.

General and administrative expenses for the three and six month periods ended December 31, 2000 increased to $529,135 and $1,048,846 from $439,714 and
$875,690 in the comparable periods in the prior year due to increased personnel costs and higher expenditures for investor relations services.

Acquisition costs of $161,038 and $406,045 were incurred during the six months ended December 31, 2000 and the three months ended December 31, 1999, respectively, which related primarily to professional fees incurred in connection with two separate proposed acquisitions that were not consummated.

Net interest income for the three month and six month periods ended December 31, 2000 increased to $209,646 and $410,371 as compared to $25,353 and $46,763 for the comparable periods in the prior fiscal year. The increases were due to interest earned on the cash generated during the latter part of fiscal 2000 as a result of the exercise of the Company's warrants which amounted to approximately $14,000,000.

No income tax benefit was recognized in the three and six month periods ended December 31, 2000 or 1999 as a result of the net operating losses incurred during the periods since there is no assurance at this time that the benefit of the net operating loss carryforwards will be realized.

For the three months ended December 31 2000, the Company's net loss was $276,526 as compared to a net loss of $709,783 for the comparable period in the prior year. The decrease in net loss was attributable to increased revenues, gross margin and interest income, offset by an increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2000, the Company had net working capital of $14,552,267 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity include $12,954,733 of cash and cash equivalents and a $2,000,000 bank line of credit facility with First Union National Bank, all of which was available as of December 31, 2000. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent (.5%) with all principal and interest due and payable on March 31, 2001.

Cash and cash equivalents decreased by $877,059 during the six months ended December 31, 2000, primarily as a result of the net loss and a decrease in accounts payable offset by a decrease in accounts receivable.

The Company used cash in operations of $600,103 for the six months ended December 31, 2000 versus generating cash of $108,943 for the six months ended December 31, 1999. The increase in cash used in operations is primarily due to a smaller decrease in accounts receivable and inventories offset by a smaller loss in the current six month period compared to the prior year. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

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

         We have recently incurred significant net losses, including net losses of $464,000 and $1.8 million for the six months ended December 31, 2000 and the year ended June 30, 2000, respectively. In addition, we had an accumulated deficit of $8.4 million as of December 31, 2000. We expect to continue to incur significant product development, sales and administrative expenses. Our expenses increased during the latter part of the fiscal year ended June 30, 2000 and during the six months ended December 31, 2000 reflecting the hiring of additional key personnel and it is anticipated that costs will continue to increase during the year ending June 30, 2001 as we implement our business plan. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, whether we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

Because we rely on channel partners to sell our products, our revenues could be negatively impacted if our existing channel partners do not continue to purchase products from us.

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

If our expanded European operations are not successful, our business could be substantially harmed.

         We have expanded our European operations and expect that those operations will grow to account for a significant amount of sales. Our European operations may be affected by general economic and political conditions in those countries and currency exchange rate fluctuations, which could affect demand for our products. In addition, changes to and compliance with foreign laws may increase our cost of doing business in these jurisdictions.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding acceptance of the Company's appliance computing products, the ease and simplicity of the Company's products, future revenues and operating results, the Company's competitive position, the reduction of the cost of producing the Company's products, the funding of future operations, the Company's growth strategy and the development of new software products. These forward-looking statements involve risks and uncertainties. The factors set forth below and those contained in "Factors Affecting the Company and Future Operating Results" could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the appliance computing market, risks associated with foreign operations, and increased competition. These and other risks are detailed from time to time in Neoware's periodic reports filed with the Securities and Exchange Commission, including, but not limited to its Annual Report on Form 10K for the year ended June 30, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        NEOWARE SYSTEMS, INC.



Date:  February 13, 2001                By: /S/ MICHAEL G. KANTROWITZ
                                        -----------------------------
                                        Michael G. Kantrowitz
                                        President and Chief Executive Officer



Date:  February 13, 2001                By: /S/ VINCENT T. DOLAN
                                        ------------------------
                                        Vincent T. Dolan
                                        Vice President-Finance/Administration
                                        (Principal Accounting Officer and
                                        Principal Financial Officer)