Form 10-Q/A
period 2000-12-31
NEOWARE SYSTEMS INC
filed 2001-02-14
CIK 894743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-Q/A

                              --------------------

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------  THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE


         This Form 10-Q/A amends the Form 10-Q for the quarter ended December 31, 2000 filed by the Company on February 13, 2001, to include Part II, Item 4. No other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.


                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 7, 2000, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect five members to the Board of Directors and to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending June 30, 2001.

Elected to the Board of Directors were Arthur R. Spector (9,183,508 shares voted for election and 32,140 shares were withheld), Michael G. Kantrowitz (9,180,708 shares voted for election and 34,940 shares were withheld), Christopher G. McCann (9,182,708 shares voted for election and 32,940 shares were withheld), John M. Ryan (9,184,508 shares voted for election and 31,140 shares were withheld), and Carl G. Sempier (9,184,508 shares voted for election and 31,140 shares were withheld).

The selection of Arthur Andersen LLP as the Company's independent accountant was ratified with 9,170,368 shares voting in favor of ratification, 31,420 shares voting against ratification and 13,860 shares abstaining.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                  NEOWARE SYSTEMS, INC.



Date:  February 14, 2001          By: /S/ MICHAEL G. KANTROWITZ
                                  -----------------------------
                                          Michael G. Kantrowitz
                                          President and Chief Executive Officer



Date:  February 14, 2001          By: /S/ VINCENT T. DOLAN
                                  ------------------------
                                          Vincent T. Dolan
                                          Chief Financial Officer
                                          (Principal Accounting Officer and
                                          Principal Financial Officer)