Form 10-Q
period 2001-03-31
NEOWARE SYSTEMS INC
filed 2001-05-15
CIK 894743

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

For the Quarter ended March 31, 2001

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

                              Yes _X_    No __

As of April 24, 2001, there were 10,276,163 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                          Number
Item 1. Unaudited Consolidated Financial Statements:

        Consolidated Balance Sheets:
        March 31, 2001 and June 30, 2000                                      3

        Consolidated Statements of Operations:
        Three and Nine Months Ended March 31, 2001 and 2000                   4

        Consolidated Statements of Cash Flows:
        Nine Months Ended March 31, 2001 and 2000                             5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

PART II.

Item 1. Legal Proceedings                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16

Signatures                                                                    17

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)




ASSETS                                          March 31, 2001     June 30, 2000
                                                --------------     -------------
CURRENT ASSETS:
Cash and cash equivalents                        $ 13,672,352     $  13,831,792
Accounts receivable, net                            2,642,369         2,068,230
Inventories                                           475,584         1,119,844
Prepaid expenses and other                            175,260           249,196
Notes receivable                                       14,286           726,072
                                                 ------------      ------------
Total current assets                               16,979,951        17,995,134

Property and equipment, net                           172,349           231,933
Notes receivable                                       78,216            78,216
Capitalized and purchased software, net               224,068           363,096
                                                 ------------      ------------
                                                 $ 17,454,584      $ 18,668,379
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                 $    620,800      $  1,153,972
Accrued expenses                                    1,081,391           602,641
Deferred revenue                                      333,930           434,686
                                                 ------------      ------------
Total current liabilities                           2,036,121         2,191,299
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                             -                 -
Common stock                                           10,277            10,275
Additional paid-in capital                         24,370,849        24,369,648
Treasury stock                                       (100,000)                -
Accumulated deficit                                (8,862,663)       (7,902,843)
                                                 ------------      ------------
Total stockholders' equity                         15,418,463        16,477,080
                                                 ------------      ------------
                                                 $ 17,454,584      $ 18,668,379
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                        ------------------------------       -----------------------------
                                                        March 31,            March 31,       March 31,           March 31,
                                                           2001                 2000           2001                2000
                                                        ---------            ---------       ---------           ---------
Net revenues                                           $ 4,911,167         $ 2,520,727     $ 12,333,573       $  7,840,093
Cost of revenues                                         3,229,790           2,131,923        8,480,431          6,312,377
                                                       -----------         -----------     ------------       ------------
Gross profit                                             1,681,377             388,804        3,853,142          1,527,716
                                                       -----------         -----------     ------------       ------------

OPERATING EXPENSES:
Sales and marketing                                        740,200             359,448        2,215,976            980,069
Research and development                                   258,293             138,860          618,843            480,065
General and administrative                                 574,561             454,232        1,623,406          1,329,921
Acquisition costs                                                -              39,942          161,038            445,987
                                                       -----------         -----------     ------------       ------------

Operating expenses                                       1,573,054             992,482        4,619,263          3,236,042
                                                       -----------         -----------     ------------       ------------

Operating income (loss)                                    108,323            (603,678)        (766,121)        (1,708,326)

Impairment charge                                         (812,000)                  -         (812,000)                 -
Interest income, net                                       207,929              40,183          618,301             86,946
                                                       -----------         -----------     ------------       ------------

Net (loss) income                                      $  (495,748)        $  (563,495)    $   (959,820)      $ (1,621,380)
                                                       ===========         ===========     ============       ============

Basic and diluted loss per share                       $     (0.05)        $     (0.08)    $      (0.09)      $      (0.25)
                                                       ===========         ===========     ============       ============
Weighted average number of
shares used in basic and diluted loss per
share computation                                       10,176,060           6,872,634       10,242,657          6,493,581
                                                       ===========         ===========     ============       ============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Nine Months Ended      Nine Months Ended
                                                                      March 31,             March 31,
                                                                        2001                  2000
                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                   $   (959,820)          $ (1,621,380)
Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating activities-
       Provision for inventory obsolescence                                    -                130,000
       Depreciation and amortization                                     262,101                434,340
Changes in operating assets and liabilities-
   (Increase) decrease in:
       Accounts receivable                                              (574,139)               816,099
       Inventories                                                       644,260                213,218
       Prepaid expenses and other                                         73,936                214,887
   Increase (decrease) in:
       Accounts payable                                                 (533,172)              (605,790)
       Accrued expenses                                                  478,750               (283,332)
       Deferred revenue                                                 (100,756)               (33,474)
                                                                    ------------           ------------
Net cash (used in) provided by operating activities                     (708,840)              (735,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (61,966)                (7,339)
   Purchase of treasury stock                                           (100,000)                     -
   Capitalized software                                                   (1,523)              (124,630)
                                                                    ------------           ------------
Net cash (used in) provided by investing activities                     (163,489)              (131,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes receivable                                          711,686                      -
   Exercise of stock options                                               1,203                264,757
   Exercise of warrants                                                        -              8,366,766
   Repayments under line of credit                                             -               (143,000)
                                                                    ------------           ------------
Net cash provided by (used in) financing activities                      712,889              8,488,523

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (159,440)             7,621,122
                                                                    ------------           ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        13,831,792              1,470,906
                                                                    ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                    $ 13,672,352           $  9,092,028
                                                                    ============           ============
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                           $      5,555           $     14,372
                                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2. REVENUE RECOGNITION AND MAJOR CUSTOMERS

Product revenue is recognized at the time of title transfer, which ordinarily occurs at the time of shipment. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at customers' facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by March 31, 2001 and 2000 were $190,000 and $164,000, respectively. Accounts receivable relating to "bill and hold" transactions were $190,000 and zero at March 31, 2001 and 2000, respectively.

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

Net revenues from two customers were 13.6 % and 12.5% of total net revenues for the three months ended March 31, 2001 and net revenues from one customer were 15.0% of total net revenues for the nine months ended March 31, 2001. At March 31, 2001, the Company had receivables from these two customers of approximately $500,000 and $ 350,000, respectively. Net revenues from one customer amounted to 11.3% of total net revenues for the three months ended March 31, 2000. No individual customer accounted for 10% or more of revenues for the nine months ended March 31, 2000.

3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consisted of the following:

                                                        March 31,      June 30,
                                                          2001           2000
                                                        --------      ----------
Purchased components and subassemblies                  $155,636      $  584,303
Finished goods                                           319,948         535,541
                                                        --------      ----------
                                                        $475,584      $1,119,844
                                                        ========      ==========


4. NOTES RECEIVABLE

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Broadreach Consulting, Inc. in exchange for a 2% stock interest in Broadreach, $300,000 in cash and $700,000 under a note with interest at 8%. During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930. During the three months ended March 31, 2001, as a result of current conditions affecting Broadreach and Broadreach's industry (the technology consulting sector), the Company recorded an impairment reserve of $812,000 related to the note which represents the original note amount plus outstanding accrued interest. Any future collection of this outstanding obligation will be recorded as a gain in the period of collection.

During April 2000, the Company entered into note agreements with two of its officers in the aggregate of $104,288 in order to provide a portion of funds required for the exercise by the officers of the warrants to purchase the Company's common stock which they held. The notes are repayable in equal installments over four years and bear interest at an annual rate of 8%.

5. LINE OF CREDIT

The Company has a line of credit agreement with a bank which provides for borrowings up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on June 30, 2001. Borrowings under the agreement bear interest at the bank's prime rate (8% at March 31, 2001) plus 1/2%. At March 31, 2001 and June 30, 2000, there were no borrowings under the line. The line of credit is collateralized by substantially all assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined.

6. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. Options to purchase 1,625,250 shares of Common Stock at prices ranging from $.84 to $7.13 per share were outstanding at March 31, 2001. These options were not recorded in the diluted earnings per share computation as the effect would be anti-dilutive due to the net loss reported.

7. ACQUISITION COSTS

During the nine months ended March 31, 2001 and 2000, the Company incurred costs of $161,038 and $445,987, respectively, in connection with two separate proposed acquisitions that were not consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software and solutions to enable Appliance Computing, a new Internet-based computing architecture that is designed to be simpler and easier than today's traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers and a wide variety of proprietary business devices. The Company's products are designed to run local applications for specific vertical markets, plus allow access across a network to Linux servers, multi-user Windows servers running Windows-based applications and the Internet. Computing appliances that run and are managed by the Company's software offer the cost benefits of industry-standard hardware and software, easier installation and lower up-front and administrative costs than proprietary or PC-based alternatives.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                     For the Three Months Ended      For the Nine Months Ended
                                               March 31                       March 31
                                     --------------------------      -------------------------
                                       2001               2000        2001               2000
                                     -------            -------      ------            -------
Gross profit                          34.2 %             15.4 %      31.2 %             19.5 %

Operating expenses
  Sales and marketing                 15.1               14.2        17.9               12.5
  Research and development             5.2                5.5         5.0                6.1
  General and administrative          11.7               18.0        13.2               17.0
  Acquisition costs                      -                1.6         1.3                5.7
                                     -----              -----        ----              -----
Operating income (loss)                2.2              (23.9)       (6.2)             (21.8)

Impairment charge                    (16.5)                 -        (6.6)                 -
Interest income, net                   4.2                1.5         5.0                1.1
                                     -----              -----        ----              -----
Net loss                             (10.1)%            (22.4)%      (7.8)%            (20.7)%
                                     =====              =====        ====              =====


Net revenues for the three and nine month periods ended March 31, 2001 increased to $4,911,167 and $12,333,573 from $2,520,727 and $7,840,093 for the comparable periods in the prior fiscal year. The increase in net revenues was attributable to a substantial increase in the number of computing appliance units shipped resulting from the greater acceptance of the Company's software and computing appliance products. The Company is subject to significant variances in its quarterly operating results because of fluctuations in the timing of the receipt of large orders.

The Company's gross profit as a percentage of net revenues for the three and nine month periods ended March 31, 2001 increased to 34.2% and 31.2% from 15.4% and 19.5% for the comparable periods of the prior fiscal year. The increase was attributable to the reduction in the cost of the Company's products resulting from the transition in the early part of the calendar year 2000 to installing its software products on standard hardware components as opposed to the costs associated with the custom manufacture of proprietary hardware products. In addition, fixed overhead costs represented a lower percentage of revenue during the three and nine month periods ended March 31, 2001 than in the prior year. The Company anticipates that its gross profit percentage will vary from quarter to quarter depending on the mix of business, including the mix of hardware and software revenues. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Operating expenses for the three and nine month periods ended March 31, 2001 were $1,573,054 and $4,619,263, an increase from operating expenses of $992,482 and $3,236,042 in the comparable periods of the prior fiscal year. The increases in operating expenses are a result of the execution of the Company's expansion plan.

Sales and marketing expenses for the three and nine month periods ended March 31, 2001 increased to $740,200 and $2,215,976 from $359,448 and $980,069 for the comparable periods in the prior fiscal year. These increases reflect additional sales and marketing personnel, including the opening of four regional sales offices in the US and one in France, increased marketing activities and higher commission expenses due to increased sales.

Research and development expenses for the three and nine month periods ended March 31, 2001 increased to $258,293 and $618,843 from $138,860 and $480,065 in the comparable periods in the prior year primarily as a result of an increase in personnel dedicated to software development activities.

General and administrative expenses for the three and nine month periods ended March 31, 2001 increased to $574,561 and $1,623,406 from $454,232 and $1,329,921 in the comparable periods in the prior year primarily due to increased personnel and professional services costs.

Acquisition costs of $161,038 and $445,987 were incurred during the nine months ended March 31, 2001 and 2000, respectively, which related primarily to professional services fees incurred in connection with two separate proposed acquisitions that were not consummated.

Net interest income for the three and nine month periods ended March 31, 2001 increased to $207,929 and $618,301 as compared to $40,183 and $86,946 for the comparable periods in the prior fiscal year. The increases were due to interest earned on the cash generated during the latter part of fiscal 2000 as a result of the exercise of the Company's warrants which amounted to approximately $14,000,000.

No income tax benefit was recognized in the three and nine month periods ended March 31, 2001 or 2000 as a result of the net operating losses incurred during the periods since there is no assurance at this time that the benefit of the net operating loss carryforwards will be realized.

For the three months ended March 31 2001, the Company's net loss, including the non-operating impairment charge of $812,000, was $495,748 as compared to a net loss of $563,495 for the comparable period in the prior year. The decrease in net loss was attributable to increased revenues, gross margin and interest income, offset by an increase in operating expenses and the non-operating impairment charge.

Liquidity and Capital Resources

As of March 31, 2001, the Company had net working capital of $14,943,830 composed primarily of cash and cash equivalents, accounts receivable and inventory. The Company's principal sources of liquidity include $13,672,352 of cash and cash equivalents and a $2,000,000 bank line of credit facility with First Union National Bank, all of which was available as of March 31, 2001. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent (.5%) with all principal and interest due and payable on June 30, 2001. The Company had no borrowings under the line of credit as of March 31, 2001.

Cash and cash equivalents decreased by $159,440 during the nine months ended March 31, 2001, primarily as a result of increases in accounts receivable and treasury stock, offset by a decrease in inventories.

The Company used cash in operations of $708,840 and $735,432 for the nine months ended March 31, 2001 and 1999, respectively. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future, however, the Company must generate net income in order to provide adequate funding for the long term.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         We have recently incurred significant net losses, including net losses of $960,000 and $1.8 million for the nine months ended March 31, 2001 and the year ended June 30, 2000, respectively. In addition, we had an accumulated deficit of $8.9 million as of March 31, 2001. We expect to continue to incur significant product development, sales and administrative expenses. Our expenses increased during the latter part of the fiscal year ended June 30, 2000 and during the nine months ended March 31, 2001 reflecting the hiring of additional key personnel and it is anticipated that costs will continue to increase during the year ending June 30, 2001 as we continue to implement our business plan. As a result, we will need to generate significant revenues to generate net income . We cannot be certain that we will be able to generate net income in the future or, if we do so, whether we will be able to sustain it. If we are unable to do so, the market price for our common stock may decline, perhaps substantially.

         Our financial resources, even with the proceeds raised from the exercise of our common stock purchase warrants, may not be enough for our capital needs, and we may not be able to obtain additional financing. A failure to derive new revenues from our new business plan would likely increase our losses and negatively impact the price of our common stock.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term. We expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

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

o the growth and changing requirements of the Appliance Computing market;

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

         The Appliance Computing market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our revenues may not grow. In addition, consolidation in this market could result in our clients being absorbed into larger organizations that might not be as receptive to our products.

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

         We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. If we are unable to buy these components, we will not be able to deliver our products to our customers which will negatively impact our revenue and operating results.

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

We may not be able to compete effectively against other providers as a result of their greater financial resources and brand awareness.

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

         The Linux operating system is freely available software that is provided under a software license requiring that modifications to the Linux operating system (as opposed to the Company's proprietary software) be made freely available to other software developers. As a result, we do not intend to attempt to protect the intellectual property related to changes that we make to the Linux operating system. Providing these changes to other software developers may allow other companies to offer products which are similar to ours, increasing competition for our products.

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

         Our products and technologies are complex and we are substantially dependent upon the continued service of our existing personnel. The loss of any of our key employees could adversely affect our business and slow our product development processes.

If our expanded European operations are not successful, our business could be substantially harmed.

         We have recently expanded our European operations and expect that those operations will grow to account for a significant amount of sales. Our European operations may be affected by general economic and political conditions in those countries and currency exchange rate fluctuations, which could affect demand for our products. In addition, changes to and compliance with foreign laws may increase our cost of doing business in these jurisdictions.

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

         These problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products. Occasionally, we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to these specifications, customers could demand a refund for the purchase price or assert claims for damages.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding acceptance of the Company's appliance computing products, the ease and simplicity of the Company's products, future revenues and operating results, the Company's competitive position, the reduction of the cost of producing the Company's products, the funding of future operations, the Company's growth strategy and the development of new software products. These forward-looking statements involve risks and uncertainties. The factors set forth below and those contained in "Factors Affecting the Company and Future Operating Results" could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the appliance computing market, risks associated with foreign operations, and increased competition. These and other risks are detailed from time to time in Neoware's periodic reports filed with the Securities and Exchange Commission, including, but not limited to its Annual Report on Form 10-K for the year ended June 30, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                           NEOWARE SYSTEMS, INC.



Date: May 14, 2001                     By: /S/ MICHAEL G. KANTROWITZ
                                           -------------------------------------
                                           Michael G. Kantrowitz
                                           President and Chief Executive Officer



Date: May 14, 2001                     By: /S/ VINCENT T. DOLAN
                                           -------------------------------------
                                           Vincent T. Dolan
                                           Vice President-Finance/Administration
                                           (Principal Accounting Officer and
                                           Principal Financial Officer)

ARTICLE 5

QUARTERLY                                  9 MOS.              9 MOS.

FISCAL YEAR END                            JUN-30-2001         JUN-30-2000
PERIOD END                                 MARCH 31, 2001      MARCH 31, 2000
CASH                                       13,672,352          13,831,792
SECURITIES                                 0                   0
RECEIVABLES                                2,801,417           2,193,639
ALLOWANCES                                 (159,048)           (125,409)
INVENTORY                                  475,584             1,119,844
CURRENT-ASSETS                             16,979,951          17,995,134
PP&E                                       172,349             231,933
DEPRECIATION                               262,101             434,340
TOTAL ASSETS                               17,454,584          18,668,379
CURRENT-LIABILITIES                        2,036,121           2,191,299
BONDS                                      0                   0
PREFERRED-MANDATORY                        0                   0
PREFERRED                                  0                   0
COMMON                                     10,277              10,275
OTHER-SE                                   15,408,186          16,466,805
TOTAL-LIABILITY-AND-EQUITY                 17,454,584          18,668,379
SALES                                      12,333,573          7,840,093
TOTAL-REVENUES                             12,333,573          7,840,093
CGS                                        8,480,431           6,312,377
TOTAL-COSTS                                0                   0
OTHER-EXPENSES                             4,619,263           3,236,042
LOSS-PROVISION                             812,000             0
INTEREST-EXPENSES                          (618,301)           (86,946)
INCOME-PRETAX                              (959,820)           (1,621,380)
INCOME-TAX                                 0                   0
INCOME-CONTINUING                          0                   0
DISCONTINUED                               0                   0
EXTRAORDINARY                              0                   0
CHANGES                                    0                   0
NET-INCOME                                 (959,820)           (1,621,380)
EPS-PRIMARY                                0                   0
EPS-DILUTED                                0                   0