Form 10-K
period 2001-06-30
NEOWARE SYSTEMS INC
filed 2001-09-28
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 000-21240
                                               ---------

                             NEOWARE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     23-2705700
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                       Identification No.)

400 Feheley Drive, King of Prussia, Pennsylvania                    19406
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

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $22,846,125. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ SmallCap Market on September 10, 2001. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 10, 2001 was 10,199,663.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 7, 2001 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to
Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into
Part III.

                                                          TABLE OF CONTENTS
                                                                                                                                PAGE
                                                                                                                                ----
PART I.........................................................................................................................
      Item 1.       Business...................................................................................................    3
      Item 2.       Properties.................................................................................................    8
      Item 3.       Legal Proceedings..........................................................................................    8
      Item 4.       Submission of Matters to a Vote of Security Holders........................................................    8

PART II........................................................................................................................    8
      Item 5.       Market for Registrant's Common Equity and Related Shareholder Matters......................................    8
      Item 6.       Selected Financial Data....................................................................................   10
      Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................   10
      Item 8.       Financial Statements and Supplementary Data................................................................   19
      Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................   20

PART III.......................................................................................................................   20
      Item 10.      Directors and Executive Officers of the Registrant.........................................................   20
      Item 11.      Executive Compensation.....................................................................................   21
      Item 12.      Security Ownership of Certain Beneficial Owners and Management. ...........................................   21
      Item 13.      Certain Relationships and Related Transactions.............................................................   21

PART IV........................................................................................................................   21
      Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................   21


                                     PART I

ITEM 1. BUSINESS.

General

Neoware Systems, Inc. (the "Company") provides software and solutions to enable Appliance Computing, a new Internet based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Capio and Eon products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

The Company was formed in 1995 as the result of a merger between Human Designed Systems, Inc.(HDS), a privately held technology company, and Information Systems Acquisition Corporation (ISAC), a publicly held company founded in part by Safeguard Scientifics, Inc. At the time of the merger, the Company changed its name to HDS Network Systems, Inc. and, in connection with the license of certain technology to Hitachi Data Systems in 1997, the name of the Company was changed to Neoware Systems, Inc.

During fiscal 2000, the Company raised approximately $14,000,000 in capital as a result of the exercise of its Redeemable Common Stock Purchase Warrants. The Company has utilized a portion of this capital to pursue a growth strategy in the emerging computing appliance marketplace and intends to continue this strategy and to seek additional financing, if necessary, as well as strategic partnerships in order to capitalize upon these new product opportunities.

On June 28, 2001, the Company purchased the thin client business of Boundless Technologies, Inc., which included the Capio product line and associated software and intellectual properties and access to the Capio distribution and customer databases, for $1,600,000 plus acquisition related costs.

Product Strategy

The Company's current strategy is to establish itself as the recognized leader in the market for software to power and manage the wide-scale deployment of computing appliances used by businesses. Appliance Computing is a new Internet based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company provides its software on top of a number of embedded operating systems, including Microsoft's Windows CE and NT Embedded, as well as an embedded version of the Linux operating system. The Company intends to establish a leadership role in its space by partnering with other companies to build applications with the Company's embedded software and management tools for a wide variety of vertical business markets. The Company intends to seek out partners who have strong market positions in the server-based computing market to expand its existing sales, marketing and distribution channels and customer relationships in order to gain access to new markets and customers. As part of this strategy, the

Company intends to leverage its existing technology and marketing relationships with leading technology companies to build its business.

The Company has developed and intends to continue to enhance its technology that enables large numbers of computing appliances to be deployed in business environments as alternatives to proprietary or PC-based systems. The Company intends to continue to add its proprietary enhancements to other companies' operating systems, enabling them to be secured and centrally managed. Additionally, the Company intends to merge its client-side software with vertical application software to enable devices to be created for specific vertical markets.

In addition to providing products, the Company intends to develop a revenue stream from consulting services, assisting enterprise customers as they manage the large-scale deployment of applications to computing appliances. The Company intends to bundle its software products with industry-standard hardware to enable complete hardware, software and management solutions for its customers.

The Company's products incorporate the following elements:

Central Administration and Lower Cost of Ownership. The Company's products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize the Company's products typically run applications and store files on a server, not on desktop devices as with a personal computer. This makes administration of the Company's products much simpler than administration of personal computers, since management tasks take place at a small number of servers instead of a much larger number of desktops. The Company's ezRemote Manager software is a core product offering that makes the Company's products easier to manage, update and administer centrally.

Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including central management, security, embedded operating systems, windowing and networking software, applications software development, graphics acceleration, multimedia design and compression algorithms. Utilizing more than fifteen years of experience designing embedded UNIX operating systems, the Company has ported its proprietary software technologies to embedded versions of the Windows and Linux operating systems to develop a unique software product which is designed specifically for computing appliance environments.

Use of Industry Standard Components. The Company plans, implements and manages the manufacturing of its system products to take advantage of industry-standard components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of its products quickly to meet customer demand.

Customers

The Company's customers span a wide range of industries, including retail, aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications.The Company's products have been adopted by such customers as 1-800-FLOWERS.COM, Bristol Myers Squibb, Burlington Coat Factory, Caesar's Palace, Circuit City, Daughters of Charity, ESPN, Hollywood Video, Intel, Keystone Automotive, Kilotou, Lee Memorial HealthCare, MicronPC, Monongehela Valley Hospital, Motorola, National Car Rental, National Semiconductor, Neiman Marcus, OfficeMax, O'Reilly Auto Parts, Target Corporation, US Veteran's Administration and others.

Revenues from one customer amounted to 10.2% of total net revenues for the year ended June 30, 2001. No single customer represented 10% or more of total net revenues during fiscal 2000 and 1999.

Product Development

The Company believes that its ability to expand the market for its products will depend in large part upon its ability to develop enhancements to the Windows CE, Windows NT Embedded and Linux operating systems, and to continue to develop new software products which incorporate the latest improvements in performance, capability and manageability. Accordingly, the Company is committed to investing significant resources in software development activities. During fiscal 2001, 2000 and 1999, the Company's expenditures for research and development totaled $955,386, $648,548 and $726,633, respectively.

The Company's current research and development programs include:

o Development of enhancements to Microsoft's Windows CE, NT Embedded and the Linux operating system designed to make them more manageable and secure in network environments.

o Development of server-based remote management software designed to manage the wide-scale deployments of large numbers of network-connected devices.

o Development of new, integrated devices to run the Company's new software.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's products, maintain the Company's position as a recognized innovator in the computing appliance industry and differentiate the Company's products from personal computers and alternative types of devices. The Company's marketing activities include participation in trade shows and conferences, advertising and press relations with leading trade publications and the publication of technical articles.

The Company's products have won numerous awards in the computing appliance and Windows-based terminal market, including "Editor's Choice" from PC Magazine, "Best Windows-based Terminal" and "Editors Choice" from Network Computing, "Best Buy" from Network Solutions, "Byte Best" from Byte Magazine, "Top of the World" from SCO World, "Crossroads A-List" from Open Systems Advisors, "Best Buy" from PC Dealer, "Gold Award for Excellence" from Computing Magazine, "Five Stars for Features and Overall Performance" from PC Pro, "Best Buy" from PC Week UK, "5-Star PC Digest Recommends" from PC Digest and "Best Buy" from Network Solutions.

The Company distributes its products in North America through value-added resellers, system integrators, and distributors and to a lesser extent via direct sales to end user customers, OEMs and via the Internet. The timing of sales to the Company's customers and the continued evolution of the market for computing appliances will impact the Company's future operating results.

The Company utilizes distributors for its products throughout the world, and has relationships with distributors in the United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, Australia, India, Egypt, Latvia, Korea, Philippines, New Zealand and South Africa. Foreign revenues, which accounted for approximately 24%, 28% and 29% of net revenues, respectively, in fiscal 2001, 2000 and 1999, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

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

Competition

The computing appliance market is characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from suppliers of personal computers, as well as providers and prospective providers of Windows-based terminals and thin clients.

Competitive products are offered by a number of established computer manufacturers, including IBM, Sun Microsystems, and Wyse Technology. Some of these companies have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company believes that the principal competitive factors among suppliers include breadth of product line, product price/performance, capabilities of the products, software features, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to these factors. Personal computer manufacturers who also offer computing appliance products may have advantages over independent vendors, including the Company, based on their ability to "bundle" their appliances with personal computers in certain large system sales.

The Company, as well as other manufacturers of computing appliances, also faces competition from established computer manufacturers whose personal computer products offer alternatives to computing appliances for many applications. Computing appliances compete with personal computers offered by such manufacturers as Dell, IBM, Gateway, Compaq and Hewlett Packard. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. As the cost of personal computers declines, the difference in cost between computing appliances and personal computers may continue to decline. Computing appliances compete favorably on a price/performance basis with personal computer networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by computing appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the computing appliance market evolves and competition increases.

At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's products, but are still appealing to certain price sensitive customers. The Company believes that computing appliances will become increasingly competitive with ASCII and 3270 terminal systems.

Manufacturing and Suppliers

The Company provides its software and management tools on hardware platforms designed and manufactured for it by third parties. These platforms utilize high-performance, industry-standard components used in high volume in the PC industry. This lowers the cost of the Company's products and allows it to lower the cost of its products as the costs of personal computers decline. The Company uses this strategy to compete with other companies that design and manufacture their own proprietary hardware. This strategy has allowed the Company to significantly lower the cost of its products and operations, and has allowed the Company to increase sales with higher margins and lower inventory levels.

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

Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach by the Company. The Company has licensed technology from Citrix Systems, Inc., Microsoft Corporation, and Pericom Software PLC. In addition to these licensing agreements, the Company holds various other licenses which it does not consider to be material.

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

Employees

As of September 11, 2001, the Company had 73 employees.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

                            Common Stock
                            ------------
2001                    High             Low
----                    ----             ---
First Quarter           3.69             1.75
Second Quarter          2.88             1.00
Third Quarter           2.28             1.19
Fourth Quarter          2.69             1.18

                            Common Stock                         Warrants
                            ------------                         --------
2000                    High             Low               High             Low
----                    ----             ---               ----             ---
First Quarter           2.75             1.06              0.31             0.09
Second Quarter          2.75             1.00              0.16             0.06
Third Quarter           9.06             1.31              5.13             0.06
Fourth Quarter          6.00             1.75              2.00             0.03

The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 117 holders of record of Common Stock as of June 30, 2001. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

In June 2001, in connection with acquisition-related consulting services provided to the Company by a strategic and financial adviser, the Company granted to the adviser and two of its affiliates warrants to purchase a total of 86,095 shares of the Company's Common Stock at an exercise price of $2.20 per share until June 2004, subject to adjustment under certain conditions. The warrants were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) thereof. The warrants were acquired for investment and not with a view to the distribution thereof by accredited investors which had access to information respecting the Company and its business.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for the periods indicated. The data below has been derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company together with the related notes thereto included elsewhere herein and Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                  Year Ended June 30,
                                                -----------------------------------------------------------------------------------
                                                    2001              2000             1999              1998              1997
                                                    ----              ----             ----              ----              ----
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $ 17,654,825      $ 11,044,870     $ 10,665,753      $ 19,976,423      $ 25,467,487
                                                ------------      ------------     ------------      ------------      ------------
Gross profit                                       5,962,050         2,318,774        1,367,637         3,637,368         8,393,642
Operating expenses                                 6,430,513         4,430,785        4,163,346         9,389,393         7,942,846
                                                ------------      ------------     ------------      ------------      ------------
Operating (loss) income                             (468,463)       (2,112,011)      (2,795,709)       (5,752,025)          450,796
Gain on sale of equity investment                         --                --          406,930                --                --
Loss on investment                                  (812,000)               --               --                --                --
Interest income (expense), net                       771,695           291,900           38,317          (338,354)           69,224
                                                ------------      ------------     ------------      ------------      ------------
Income (loss) before income taxes                   (508,768)       (1,820,111)      (2,350,462)       (6,090,379)          520,020
Income taxes (benefit)                                    --                --          430,396        (1,121,554)          182,791
                                                ------------      ------------     ------------      ------------      ------------
Net (loss) income                               $   (508,768)     $ (1,820,111)    $ (2,780,858)     $ (4,968,825)     $    337,229
                                                ============      ============     ============      ============      ============
Basic earnings per share                        $      (0.05)     $      (0.25)    $      (0.44)     $      (0.86)     $       0.06
Diluted earnings per share                      $      (0.05)     $      (0.25)    $      (0.44)     $      (0.86)     $       0.05
Weighted average number of shares used in
basic earnings per share computation              10,226,316         7,374,692        6,278,317         5,784,366         5,712,309
Weighted average number of shares used in
diluted earnings per share computation            10,226,316         7,374,692        6,278,317         5,784,366         7,132,898


                                                                                   As of June 30,
                                                -----------------------------------------------------------------------------------
BALANCE SHEET DATA:                                 2001              2000             1999               1998             1997
                                                    ----              ----             ----               ----             ----
Current assets                                  $ 16,435,552      $ 17,995,134     $  5,646,345      $ 10,861,643      $ 16,002,051
Current liabilities                                2,698,939         2,191,299        3,223,986         6,180,319         7,555,703
Working capital                                   13,736,613        15,803,835        2,422,359         4,681,324         8,446,348
Total assets                                      18,788,842        18,668,379        7,325,897        13,021,393        18,327,115
Long-term debt excluding current portion                  --                --               --                --                --
Stockholders' equity                              16,089,903        16,477,080        4,101,911         6,841,074        10,771,412

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company provides software and solutions to enable Appliance Computing, a new Internet based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Capio and Eon products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                                       Year Ended June 30,
                                                --------------------------------
                                                2001         2000         1999
                                                ----         ----         ----
Gross profit                                    33.7%        21.0%        12.8%
Operating expenses:
     Sales and Marketing                        17.3         14.5         14.0
     Research and Development                    5.4          5.9          6.8
     General and administrative                 12.3         15.5         18.2
     Acquisition costs                           1.4          4.2           --
                                                -----       ------       ------
Operating loss                                  (2.7)       (19.1)       (26.2)
Gain on sale of equity investment                 --           --          3.8
Loss on investment                              (4.6)          --           --

Interest (expense) income                        4.4          2.6           .3
                                                -----       ------       ------
Loss before taxes                               (2.9)       (16.5)       (22.1)
Income tax (benefit) expense                      --           --          4.0
                                                -----       ------       ------
Net loss                                        (2.9)%      (16.5)%      (26.1)%
                                                -----       ------       ------


Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

For the year ended June 30, 2001, net revenues increased by $6,609,955 or 59.8% to $17,654,825 from $11,044,870 for the prior fiscal year. The increase in net revenues was primarily attributable to the shipment of a higher number of units of the Company's Eon computing appliance products.

The Company's gross profit as a percentage of net revenues increased to 33.7% for the year ended June 30, 2001, from 21.0% for the prior fiscal year. The increase in gross profit is primarily attributable to the cost impact of the operating model adopted by the Company during the latter part of the fiscal year ended June 30, 2000, which is based upon the utilization of industry-standard, platforms designed and manufactured for it by third parties. This operating model eliminates the need for proprietary hardware designs or engineering. The increase in gross profit is also attributable in part to the spread of fixed overhead costs over a larger revenue base.

Operating expenses for the year ended June 30, 2001 were $6,430,513, an increase of $1,999,728 or 45.1% from operating expenses of $4,430,785 for the prior fiscal year as a result of the following:

         Sales and marketing expenses increased by $1,458,799 or 91.2% to $3,058,008 for the year ended June 30, 2001 compared to $1,599,209 for the prior fiscal year. The increase reflects continued personnel additions to sales, marketing and business development staffing which began during the latter part of the year ended June 30, 2000, as well as higher professional costs, all associated with the implementation of the Company's growth strategy. During the fiscal year the Company significantly expanded its marketing and sales operations and now operates with sales offices in Pennsylvania, New Jersey, New York, Florida, Virginia, Texas, Southern California, Northern California, Canada, the United Kingdom, France, Germany, and the Netherlands.

         Research and development expenses for the year ended June 30, 2001 increased by $306,838 or 47.3% to $955,386 as compared to $648,548 in the prior fiscal year primarily due to increases in staffing.

         General and administrative expenses for the year ended June 30, 2001 increased by $459,362 or 26.8% to $2,171,280 for the year ended June 30, 2001 from $1,711,918 for the prior fiscal year primarily due to increased staffing and personnel costs.

         During the year ended June 30, 2001, the Company incurred costs of $245,839 in connection with proposed acquisitions and/or strategic relationships which were not consummated.

During the year ended June 30, 2001, the Company recorded a loss on investment of $812,000 relating to a note receivable from Broadreach Consulting, Inc. The note was originally entered into in October 1997 in connection with the merger of a wholly-owned subsidiary of the Company into Broadreach. (See Note 6 to the Consolidated Financial Statements.)

The Company realized net interest income of $771,695 for the year ended June 30, 2001 compared to net interest income of $291,900 for the prior fiscal year. The increase was primarily due to interest earned for the entire year on the cash generated during the latter part of the prior fiscal year from the exercise of the Company's Redeemable Stock Purchase Warrants.

The effective income tax rate was zero for the years ended June 30, 2001 and 2000. No income tax benefit was recognized in either fiscal year as a result of the net operating losses incurred as there is no assurance at this time that the benefit of the net operating loss carryforward will be realized.

For the year ended June 30, 2001, the Company's net loss was $508,768 as compared to a net loss of $1,820,111 for the prior fiscal year. The reduction in the loss is attributable to higher revenues and gross profit margin, offset by increased operating expenses and the impairment charge.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

For the year ended June 30, 2000, net revenues increased by $379,117 or 3.6% to $11,044,870 from $10,665,753 for the prior fiscal year. The increase in net revenues was attributable to increased acceptance of the Company's NeoStation products, as well as initial sales of the Company's newer software products.

The Company's gross profit as a percentage of net revenues increased to 21.0% for the year ended June 30, 2000, from 12.8% for the prior fiscal year. Gross profit for the year ended June 30, 2000 includes the impact of a provision for inventory and equipment obsolescence of $165,000 in connection with the decision to terminate designing and manufacturing of proprietary, custom hardware products. Gross profit for the year ended June 30, 1999 includes the impact of a provision for inventory obsolescence of $800,000 in connection with the decision to outsource manufacturing activities. The increase in gross profit, after the foregoing adjustments, is primarily attributable to the effects of the Company's new manufacturing strategy as well as to an increase in software sales and consulting services.

Operating expenses for the year ended June 30, 2000 were $4,430,785, an increase of $267,439 or 6.4% from operating expenses of $4,163,346 in the prior fiscal year as a result of the following:

         Sales and marketing expenses increased by $101,266 or 6.8% to $1,599,209 compared to $1,497,943 for the year ended June 30, 1999. The increase reflects key personnel additions to sales, marketing and business development in the latter part of the year ended June 30, 2000, as well as higher professional costs, all associated with the beginning of the Company's implementation of its growth strategy.

         Research and development expenses for the year ended June 30, 2000 decreased by $78,085 or 10.7% to $648,548 as compared to $726,633 primarily due to reductions in staffing (including the elimination of all hardware engineering staff) and in the use of outside consultants and services.

         General and administrative expenses for the year ended June 30, 2000 decreased by $226,852 or 11.7% to $1,711,918 from $1,938,770 for the year ended June 30, 1999 primarily due to lower professional fees and reduced accruals for uncollectible receivables.

         During the year ended June 30, 2000, the Company incurred costs of $471,110 in connection with a proposed acquisition which was not consummated.

The Company realized net interest income of $291,900 for the year ended June 30, 2000 compared net interest income of $38,317 for the prior fiscal year. The increase was primarily due to interest earned on the cash generated during the latter part of the year ended June 30, 2000 as a result of exercise of the Company's warrants which amounted to approximately $14,000,000.

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

For the year ended June 30, 2000, the Company's net loss was $1,820,111 as compared to a net loss of $2,780,858 for the prior year. The Company's net loss for the year ended June 30, 1999 includes a provision for inventory obsolescence of $800,000 and an income tax charge of $430,396, offset in part by lower operating expenses and the gain of $406,930 on the sale of the Company's equity investment in Broadreach.

Liquidity and Capital Resources

As of June 30, 2001, the Company had net working capital of $13,736,613 composed primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's principal sources of liquidity include $11,712,535 of cash and cash equivalents, $366,667 of marketable securities and a $2,000,000 line of credit facility with First Union National Bank, of which $2,000,000 was available as of June 30, 2001. The facility is secured by a first lien security interest in all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus 1/2% percent, with interest payable monthly, and all principal and interest is due and payable on December 31, 2002.

Cash and cash equivalents decreased by $2,119,257 during the year ended June 30, 2001, primarily as a result of the acquisition of the Capio product line from Boundless Technologies, Inc. (See Note 3 to the Consolidated Financial Statements).

The Company generated $291,781 in cash from operating activities in fiscal 2001 compared to using $1,413,231 during fiscal 2000. The increase in cash generated from operations during fiscal 2001 was primarily due to the reduction in net loss for the year. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

Net cash of $2,341,986 was used in investing activities in fiscal 2001, primarily for the purchase of intangible assets and marketable securities related to the acquisition of the Capio product line from Boundless Technologies, Inc., compared to $173,875 used during fiscal 2000. Net cash of $69,052 was used in financing activities in fiscal 2001 as a result of the purchase of treasury stock, offset by repayments on notes receivable and the exercise of stock options. Net cash of $13,947,992 was generated by financing activities during fiscal 2000 primarily as a result of the exercise of the Company's warrants.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. However, the Company must achieve sustained profitable operations in order to provide adequate funding for the long term.

Inflation

The Company believes that inflation has not had a material effect on its costs and net revenues during the past three years.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         We have incurred net losses, including a net loss of $500,000 in the year ended June 30, 2001. In addition, we had an accumulated deficit of $8.4 million as of June 30, 2001. We expect to continue to incur significant product development, sales and marketing and administrative expenses. Our operating expenses increased during the year ended June 30, 2001 reflecting the hiring of additional key personnel as we implement our growth plan. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, whether we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

         Our financial resources, even with the proceeds raised from the exercise of our common stock purchase warrants, may not be enough for our capital needs, and we may not be able to obtain additional financing. A failure to derive increased revenues would likely increase our losses and negatively impact the price of our common stock.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

         Because of the new and rapidly evolving market for our embedded Windows and Linux-based computing appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, we cannot forecast operating expenses based on historical results, and most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid significantly greater losses. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate.

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

         o the availability, price, quality and performance of competing products and technologies; and

         o the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

         We may not succeed in developing and marketing our computing appliance products, and our operating results may decline as a result.

Our gross margins can vary significantly, based upon a variety of factors. If the Company is unable to sustain adequate gross margins it may be unable to reduce operating expenses in the short term, resulting in losses.

         The Company's gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of the Company's business, including the percentage of revenues derived from hardware, software and consulting services. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which the Company competes remains very competitive, and although the Company intends to continue its efforts to reduce the cost of its products, there can be no certainty that the Company will not be required to reduce prices of its products without compensating reductions in the cost to produce its products in order to increase its market share or to meet competitors' price reductions.

Our business is dependent on customer adoption of Windows and Linux-based computing appliances to perform discrete tasks for corporate and Internet-based computer networks and a decrease in their rates of adoption could adversely affect our ability to increase our revenues.

         We are dependent on the growing use of computing appliances to perform discrete tasks for corporate and Internet-based networks to increase our revenues. If the role of computing appliances does not increase as we anticipate, or if it in any way decreases, our revenues would not materialize. We believe that our expectations for the growth of the computing appliance market may not be fulfilled if customers continue to use general-purpose personal computers. In addition, if corporate information technology organizations do not accept Windows or Linux-based embedded operating systems, or if there is a wide acceptance of alternative operating systems that provide enhanced capabilities, our operating results could be harmed.

         The computing appliance market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our revenues may not grow. In addition, consolidation in this market could result in our clients being absorbed into larger organizations that might not be as receptive to our products.

Because some of our products use embedded versions of Microsoft Windows as their operating system, an inability to license these operating systems on favorable terms could impair our ability to release major product upgrades and maintain market share.

         We may not be able to release major upgrades of our new products on a timely basis because some of our products use Microsoft Windows as their operating system. Windows is provided to the Company by Microsoft Corporation, and the Company does not have access to the source code for Windows. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if the Company is unable to license these operating systems on favorable terms, its operations may suffer.

Because some of our products use Linux as their operating system, the failure of Linux developers to enhance and develop the Linux kernel could impair our ability to release new products and maintain market share.

         We may not be able to release major upgrades of our new products on a timely basis because some of our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers were to no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. To date, we have optimized our Linux-based operating system based on a version of Red Hat Linux. If we were unable to access Red Hat Linux, we would be required to spend additional time to obtain a tested, recognized version of the Linux kernel from another source or develop our own operating system internally. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and might delay our product release schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications for use with our products.

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

         In the market for computing appliances, we face significant competition from larger companies which have greater financial resources and name recognition than we do. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

         The computing appliance market is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

We may not be able to attract software developers to bundle their products with our computing appliances.

         Our computing appliances include our own software, plus software from other companies for specific vertical markets. If we are unable to attract software developers, and are unable to include their software in our products, we may not be able to offer our computing appliances for certain important target markets, and our financial results will suffer.

In order to continue to grow our revenues, we may need to hire additional personnel, including software engineers.

         In order to continue to develop and market our line of computing appliances, we may need to hire additional software engineers as well as marketing and sales personnel. Competition for employees with these skills is severe and we may experience difficulty in attracting suitably qualified people.

         Future growth that we may experience will place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

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

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding future margins and margin trends, future revenues and operating losses, lower inventory levels, increased sales, the Company's competitive position, the reduction of the cost of producing the Company's products, the cost benefits and other advantages of the Company's products, the establishment of strategic partnerships and other relationships and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, changes in general economic conditions and risks associated with foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are filed under this Item 8, beginning on page F-2 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

         The following individuals are the current executive officers of the
Company:

         Name                      Age    Position
         ----                      ---    --------
         Michael G. Kantrowitz     41     President and Chief Executive Officer

         Steven B. Ahlbom          51     Vice President of Operations

         Edward M. Parks           49     Vice President of Engineering

         Vincent T. Dolan          58     Vice President of Finance and
                                          Administration

         Edward F. Golderer        57     Vice President of North American Sales
                                          and Marketing

Mr. Kantrowitz has been President and Chief Executive Officer of the Company since February, 2000. Prior to his appointment as President and CEO, Mr. Kantrowitz served as Executive Vice President of the Company responsible for Marketing, Sales and Business Development and as a Director of the Company since March 2, 1995. Prior to this, Mr. Kantrowitz was a senior executive of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held engineering and technical positions with Raytheon Company and Adage Corporation. Mr. Kantrowitz holds a BSEE in Electrical Engineering from the University of Lowell.

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

Mr. Dolan has been Vice President of Finance and Administration since January 27, 1999. Prior to joining the Company, he served as Vice President-Finance and Administration for Superior Tube Company from 1991 through 1998. From 1983 until 1988, Mr. Dolan also served as Vice President-Finance and Administration of

General Data Systems, Ltd., a computer services company and, prior to that, as Executive Vice President-Finance and Administration of Omni Exploration, Inc. (a Nasdaq Company). Mr. Dolan was also employed by PricewaterhouseCoopers and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

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

3.1       Certificate of Incorporation (Exhibit 3.1)(1)

3.2       Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3       By-laws (Exhibit 3.2)(7)

4.1 Common Stock Purchase Warrants held by Kirlin Holding Corp. and two related persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Common Stock Purchase Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants, held by such related persons are not being filed). (Exhibit 4.5)(6)

4.2* Common Stock Purchase Warrants held by GKN Securities Corp. and two affiliated persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants held by the affiliated persons are not being filed).

10.1 Letter Agreement between Safeguard Scientifics, Inc. and Registrant. (Exhibit 10.5)(3)

10.2      Lease between the Registrant and GBF Partners, as amended. (Exhibit
          10.9)(4)

10.3 Second Amendment to Commercial Lease, dated July 31, 2000, between the Registrant and GBF Partners.

10.4+     1995 Stock Option Plan (as amended on May 16, 2000). (Exhibit 10.2)(8)

10.5+ Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(8)

10.6+ Separation Agreement, dated February 14, 2000, between the Registrant and Edward C. Callahan, Jr. (Exhibit 10.3 )(8)

10.7+ Employment Agreement, dated June 10, 1999 between the Registrant and Edward M. Parks. (Exhibit 10.7)(7)

10.8+ Letter agreement, dated October 1, 1998 between the Registrant and Steven Ahlbom. (Exhibit 10.8)(7)

10.9+ Letter Agreement, dated January 27, 1999, between the Registrant and Vincent T. Dolan. (9) (Exhibit 10.9)(9)

10.10+ Note, dated April 14, 2000, of Michael G. Kantrowitz to the Registrant and Pledge Agreement, dated April 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.10)(9)

10.11+ Note, dated April 14, 2000, of Edward M. Parks to the Registrant and Pledge Agreement, dated April 14, 2000, between the Registrant and Edward M. Parks. (Exhibit 10.11)(9)

10.12* Letter Agreement, dated May 17, 2000, between the Registrant and Edward F. Golderer.

10.13* Letter Agreement, dated January 30, 2001, between the Registrant and Edward F. Golderer.

21.       Subsidiaries (Exhibit 21)(5)

23.*      Consent of Arthur Andersen LLP

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

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

(6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

No reports on Form 8-K were filed during the last quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEOWARE SYSTEMS, INC.

Date: September 27, 2001               By: /s/ Michael G. Kantrowitz
      --------------------------           --------------------------
                                           Michael G. Kantrowitz
                                           President and Chief Executive Officer

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

       Signature                                 Title                                            Date
       ---------                                 -----                                            ----
/s/ Arthur R. Spector                Chairman of the Board                                September 27, 2001
-------------------------------
Arthur R. Spector

/s/ Michael G. Kantrowitz            President, Chief Executive                           September 27, 2001
-------------------------------      Officer and Director (Principal
                                     Executive Officer)


/s/ Vincent T. Dolan                 Vice President of Finance and                        September 27, 2001
-------------------------------      Administration (Principal Financial
Vincent T. Dolan                     Officer and Principal Accounting Officer)


/s/ John M. Ryan                     Director                                             September 27, 2001
-------------------------------
John M. Ryan

/s/ Carl G. Sempier                  Director                                             September 27, 2001
-------------------------------
Carl G. Sempier

/s/ Christopher G. McCann            Director                                             September 27, 2001
-------------------------------
Christopher G. McCann


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Arthur Andersen LLP


Philadelphia, Pa.,
August 17, 2001

                              NEOWARE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30
                                                                      ----------------------------
ASSETS                                                                    2001            2000
------                                                                ------------    ------------
CURRENT ASSETS:
 Cash and cash equivalents                                            $ 11,712,535    $ 13,831,792
 Marketable equity securities                                              366,667              --
 Accounts receivable, net of allowance for doubtful
   accounts of $188,151 and $125,409                                     3,502,013       2,068,230
 Inventories                                                               458,736       1,119,844
 Prepaid expenses and other                                                369,529         249,196
 Notes receivable                                                           26,072         726,072
                                                                      ------------    ------------

       Total current assets                                             16,435,552      17,995,134

PROPERTY AND EQUIPMENT, net                                                199,397         231,933

CAPITALIZED AND PURCHASED SOFTWARE, net                                     77,247         363,096

NOTES RECEIVABLE                                                            52,193          78,216

GOODWILL AND OTHER INTANGIBLES                                           2,024,453              --
                                                                      ------------    ------------

                                                                      $ 18,788,842    $ 18,668,379
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $    935,943    $  1,153,972
 Accrued expenses                                                        1,473,718         602,641
 Deferred revenue                                                          289,278         434,686
                                                                      ------------    ------------

       Total current liabilities                                         2,698,939       2,191,299
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value, 1,000,000 shares
   authorized and none issued and outstanding                                   --              --
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 10,179,663 and 10,275,163 shares outstanding                 10,280          10,275
 Additional paid-in capital                                             24,524,567      24,369,648
 Treasury stock, 100,000 shares at cost                                   (100,000)             --
 Other comprehensive income                                                 66,667              --
 Accumulated deficit                                                    (8,411,611)     (7,902,843)
                                                                      ------------    ------------

       Total stockholders' equity                                       16,089,903      16,477,080
                                                                      ------------    ------------

                                                                      $ 18,788,842    $ 18,668,379
                                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended June 30,
                                                          ------------------------------------------------
                                                              2001              2000              1999
                                                          ------------      ------------      ------------
NET REVENUES                                              $ 17,654,825      $ 11,044,870      $ 10,665,753

COST OF REVENUES                                            11,692,775         8,726,096         9,298,116
                                                          ------------      ------------      ------------

       Gross profit                                          5,962,050         2,318,774         1,367,637
                                                          ------------      ------------      ------------
OPERATING EXPENSES:
 Sales and marketing                                         3,058,008         1,599,209         1,497,943
 Research and development                                      955,386           648,548           726,633
 General and administrative                                  2,171,280         1,711,918         1,938,770
 Acquisition related costs                                     245,839           471,110                --
                                                          ------------      ------------      ------------

       Total operating expenses                              6,430,513         4,430,785         4,163,346
                                                          ------------      ------------      ------------

       Operating loss                                         (468,463)       (2,112,011)       (2,795,709)

LOSS ON INVESTMENT                                            (812,000)               --                --

GAIN ON SALE OF EQUITY INVESTMENT                                   --                --           406,930

INTEREST INCOME (EXPENSE), net                                 771,695           291,900            38,317
                                                          ------------      ------------      ------------

       Loss before income taxes                               (508,768)       (1,820,111)       (2,350,462)

INCOME TAX EXPENSE                                                  --                --           430,396
                                                          ------------      ------------      ------------

NET LOSS                                                  $   (508,768)     $ (1,820,111)     $ (2,780,858)
                                                          ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE                          $       (.05)     $       (.25)     $       (.44)
                                                          ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC
 AND DILUTED LOSS PER SHARE COMPUTATION                     10,226,316         7,374,692         6,278,317
                                                          ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                             Common Stock            Additional                         Other
                                                                                       Paid-in         Treasury     Comprehensive
                                                        Shares         Amount          Capital           Stock          Income
                                                      ------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998                               6,264,158      $  6,264      $ 10,154,052              --             --

 Issuance of common  stock for services rendered          21,624            22            24,305              --             --
 Amortization of deferred compensation                        --            --                --              --             --

 Net loss                                                     --            --                --              --             --
                                                      ------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                               6,285,782         6,286        10,178,357              --             --
 Exercise of  warrants                                 3,725,853         3,726        13,901,036              --             --
 Exercise of  stock options                              263,528           263           290,255              --             --

 Net loss                                                     --            --                --              --             --
                                                      ------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                              10,275,163        10,275        24,369,648              --             --
 Unrealized gain on marketable equity securities              --            --                --              --         66,667
 Issuance of warrants                                         --            --           150,000              --             --
 Purchase of  treasury stock (100,000 shares)           (100,000)           --                --        (100,000)            --
 Exercise of stock options                                 4,500             5             4,919              --             --

 Net loss                                                     --            --                --              --             --
                                                      ------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                              10,179,663      $ 10,280      $ 24,524,567      $ (100,000)      $ 66,667
                                                      ==============================================================================


-----------------------------------------------------------------------------------------------------
                                                        Retained
                                                        Earnings         Deferred
                                                        (Deficit)      Compensation          Total
                                                      -----------------------------------------------
BALANCE AT JUNE 30, 1998                                                 $ (17,368)      $  6,841,074
                                                        (3,301,874)
 Issuance of common  stock for services rendered                --              --             24,327
 Amortization of deferred compensation                          --          17,368             17,368

 Net loss                                               (2,780,858)             --         (2,780,858)
                                                      -----------------------------------------------
BALANCE AT JUNE 30, 1999                                (6,082,732)             --          4,101,911
 Exercise of  warrants                                          --              --         13,904,762
 Exercise of  stock options                                     --              --            290,518

 Net loss                                               (1,820,111)             --         (1,820,111)
                                                      -----------------------------------------------
BALANCE AT JUNE 30, 2000                                (7,902,843)                        16,477,080
 Issuance of warrants                                           --              --            150,000
 Purchase of  treasury stock (100,000 shares)                   --              --           (100,000)
 Exercise of stock options                                      --              --              4,924
 Unrealized gain on marketable equity securities                --              --             66,667
 Net loss                                                 (508,768)             --           (508,768)
                                                      -----------------------------------------------
 Total comprehensive income (loss)                              --              --           (442,101)
                                                      -----------------------------------------------
BALANCE AT JUNE 30, 2001                              $ (8,411,611)             --       $ 16,089,903
                                                      ===============================================

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Year Ended June 30,
                                                       -----------------------------------------------
                                                           2001              2000             1999
                                                       ------------      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $   (508,768)     $ (1,820,111)     $(2,780,858)
 Adjustments to reconcile net (loss)  to net cash
   provided by (used in) operating activities-
   Depreciation and amortization                            363,766           523,398          738,158
   Impairment charge on note receivable                     812,000                --               --
   Amortization of deferred compensation                         --                --           17,368
   Issuance of Common Stock for services rendered                --                --           24,327
   Gain on sale of equity investment                             --                --         (406,930)
   Provision for inventory obsolescence                          --           130,000          800,000
   Write-down of property and equipment                          --            35,000              --
   Deferred income taxes                                         --                --          430,396
 Changes in operating assets and liabilities-
  (Increase) decrease in:
   Accounts receivable                                   (1,433,783)          518,463        2,191,264
   Inventories                                              661,108            74,580          994,619
   Recoverable income taxes                                      --                --        1,121,554
   Prepaid expenses and other                              (110,182)           15,126         (140,747)
 Increase (decrease) in:
   Accounts payable                                        (218,029)         (500,954)        (179,474)
   Accrued expenses                                         871,077          (503,747)            (219)
   Deferred revenue                                        (145,408)          115,014          154,360
                                                       -----------------------------------------------
     Net cash provided by (used in)
       operating activities                                 291,781        (1,413,231)       2,963,818
                                                       -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalized and purchased software                         (66,932)         (139,788)        (231,509)
 Purchase of intangible assets                           (1,874,453)               --               --
 Purchase of marketable securities                         (300,000)               --               --
 Purchases of property and equipment, net                  (100,601)          (34,087)         (40,317)
 Proceeds from sale of equity investment                         --                --          406,930
                                                       -----------------------------------------------
     Net cash provided by
      (used in) investing activities                     (2,341,986)         (173,875)         135,104
                                                       -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of warrants                                            --        13,904,762               --
 Purchase of treasury stock                                (100,000)               --               --
 Exercise of stock options                                    4,925           290,518               --
 Repayments under line of credit                                 --          (143,000)      (2,931,000)
 Decrease (increase) in  notes receivable                    26,023          (104,288)              --
                                                       -----------------------------------------------
     Net cash provided by (used in)
      financing activities                                  (69,052)       13,947,992       (2,931,000)
                                                       -----------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,119,257)       12,360,886          167,922

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             13,831,792         1,470,906        1,302,984
                                                       -----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 11,712,535      $ 13,831,792      $ 1,470,906
                                                       ===============================================

SUPPLEMENTAL DISCLOSURES:
 Cash paid for income taxes                            $         --      $         --      $        --
 Cash paid for interest                                       8,563            18,642           65,691

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  COMPANY BACKGROUND:

Neoware Systems, Inc. (the "Company") provides software and solutions to enable Appliance Computing, a new Internet based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Capio and Eon products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 2001 and 2000 consist of investments in commercial paper, money market funds and repurchase agreements.

Marketable Securities

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses) reported as a separate component of stockholders' equity. Accumulated other comprehensive income reported in stockholders' equity was $66,667 at June 30, 2001 and none at June 30, 2000. The Company owned 300,000 shares of Boundless Corporation common stock at June 30, 2001 which has been classified as current, available-for-sale securities (see Note 3).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-Lived Assets

The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Accordingly, in the event that facts and circumstances indicate that property and equipment, intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the carrying amount of the assets to determine if a write-down to market value or discounted cash flow value is necessary.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation and amortization are provided using the straight-line methods over the estimated useful lives of the assets as follows:

              Computer equipment                  3-5 years
              Office furniture and equipment      5-7 years
              Leasehold improvements              Lease term
              Other                               3-5 years

Revenue Recognition

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition should be followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collectibility is probable. Revenue related to post contract services is recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by fiscal year-end were $335,119, $60,587 and $904,265 for the years ended June 30, 2001, 2000 and 1999, respectively. Accounts receivable relating to "bill and hold" transactions were $335,119 and $60,587 at June 30, 2000 and 1999, respectively.

Research and Development

Costs incurred in the development of new software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $66,932, $139,788 and $176,509 of software development cost and amortized $230,630, $242,377 and $264,747 in fiscal 2001, 2000 and 1999, respectively. Accumulated amortization was $1,054,105, and $823,475 at June 30, 2001 and 2000,
respectively. The Company also enters into various licensing agreements, which require up front cash payments, and/or royalties based on unit sales. Such amounts are capitalized and amortized over the term of the license agreement or based on the units sold. The Company continually evaluates whether events and circumstances have occurred that indicate that unamortized product development costs may not be recoverable or that the amortization period should be revised.

Earnings Per Share

The Company applies SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. At June 30, 2001, the Company has options and warrants outstanding to purchase 1,676,750 shares of Common stock at prices ranging from $.84 to $ 7.13. For the years ended June 30, 2001, 2000 and 1999, there were no dilutive effects of stock options or warrants as the Company incurred a net loss.

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

New Accounting Pronouncements

Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. For the year ended June 30, 2001, the Company's comprehensive loss consisted on its net loss and other comprehensive income of $66,667, related to its investment in marketable securities.

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement has had no impact on the Company's financial statements.

3.  ACQUISITION:

On June 28, 2001, the Company acquired the assets of the thin client business of Boundless Technologies, Inc. (Boundless) which included the Capio product line and associated software, intellectual property, customer contract rights and other intangibles. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $1,792,654, including transaction costs of $192,654 and was allocated to intangible assets. In addition, the Company issued warrants to purchase 86,095 Common shares in the aggregate to a financial advisor and two of its affiliates for providing acquisition related services (see Note 9). The fair value of the warrants of $150,000 was also included as part of the purchase price. The Company also accrued $81,799 of future contractual obligations in connection with the acquisition. The aggregate purchase price of $2,024,453 has been recorded as intangible assets at June 30, 2001. Management is currently in the process of allocating the purchase price to specific identifiable intangibles as required under SFAS No. 141, "Business Combinations". The results of operations of Boundless have been included in the accompanying statement of operations from the date of the acquisition. Concurrently with the consummation of the acquisition, the Company made an equity investment of $300,000 in Boundless.

4.  MAJOR CUSTOMERS AND FOREIGN REVENUES:

One customer provided 10.2% of total net revenues in fiscal 2001. No individual customer provided more than 10% of revenues in fiscal 2000 and 1999.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 2001, 2000 and 1999, were approximately 24%, 28% and 29%, respectively, and were transacted in US dollars.

5.  CONSOLIDATED BALANCE SHEET COMPONENTS:

Inventories consisted of the following:
                                                              June 30,
                                                      ------------------------
                                                         2001          2000
                                                      ---------    -----------

    Purchased components and subassemblies            $ 167,730    $   584,303
    Finished goods                                      291,006        535,541
                                                      ---------    -----------

                                                      $ 458,736    $ 1,119,844
                                                      =========    ===========

During the latter part of fiscal 2000, the Company terminated the designing and manufacturing of its proprietary, customized hardware products and began a transition to the delivery of its software products and management tools on standard platforms using high-performance components manufactured by third parties.


Property and equipment consisted of the following:
                                                              June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------    -----------

    Computer equipment                               $ 1,010,747    $   933,929
    Office furniture and equipment                       382,368        369,509
    Leasehold improvements                               374,236        363,313
    Other                                                121,921        121,921
                                                     -----------    -----------
                                                       1,889,272      1,788,672
    Less- Accumulated depreciation and amortization   (1,689,875)    (1,556,739)
                                                     -----------    -----------
                                                     $   199,397    $   231,933
                                                     ===========    ===========

Accrued expenses at June 30, 2001 and 2000 consisted of the following:

                                                              June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------    -----------

    Software license fees                            $   302,024    $   116,511
    Compensation                                         574,324        218,885
    Marketing costs                                      206,799             --
    Professional fees                                    172,698         84,711
    Other                                                244,883        182,535
                                                     -----------    -----------
                                                     $ 1,473,728    $   602,642
                                                     ===========    ===========

A rollforward of the allowance for doubtful accounts follows:

                                                        June 30,
                                        ----------------------------------------
                                           2001           2000           1999
                                        ----------     ----------     ----------
    Beginning balance                   $ 125,409      $ 196,756      $ 168,710
    Expense                                66,137         29,338         93,848
    Write-offs                             (3,395)      (100,685)       (65,802)
                                        ---------      ---------      ---------
    Ending balance                      $ 188,151      $ 125,409      $ 196,756
                                        =========      =========      =========

6.  NOTES RECEIVABLE AND INVESTMENT IN BROADREACH:

In October 1997, the Company merged ITC, a wholly-owned subsidiary, into Broadreach in exchange for a 2% stock interest in Broadreach Consulting, Inc. and the reimbursement of $1,000,000 of expenses incurred by the Company. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 under a note bearing interest at 8% per year and payable upon the earlier of three years or upon the completion of the initial public offering of Broadreach. During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930, which is included as a gain on sale of equity investment in the accompanying consolidated statements of operations. In March 2001, the Company recorded a loss on investment of $812,000 representing the balance due on the note receivable, including accrued interest, as a result of current industry conditions affecting Broadreach and Broadreach's industry (the technology consulting sector). Broadreach has subsequently discontinued operations and its assets have been sold.

During April 2000, the Company entered into note agreements with two of its officers in the aggregate of $104,288 in order to provide a portion of the funds required for the exercise by the officers of the warrants to purchase the Company's common stock which they held. The notes are full recourse and are repayable in equal annual installments over four years and bear interest at an annual rate of 8%.

7.  LINE OF CREDIT:

During fiscal 1999, the Company entered into a line of credit agreement with a bank which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2002. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (8.75% at June 30, 2001). At June 30, 2001, there was $2,000,000 available for borrowing under the line. During fiscal 2001, there were no borrowings under the line. During fiscal 2000 and 1999, the weighted average interest rate was 10.33% and 9.75%, respectively.

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined.

8.  INCOME TAXES:

The components of income taxes are as follows:

                           For the Year Ended June 30,
                      ----------------------------------------
                        2001            2000            1999
                      ---------      ---------       ---------
       Current-
         Federal      $      --      $      --       $      --
         State               --             --              --
                      ---------      ---------       ---------
                             --             --              --
                      ---------      ---------       ---------

       Deferred-
         Federal             --             --         406,724
         State               --             --          23,672
                      ---------      ---------       ---------
                             --             --         430,396
                      ---------      ---------       ---------
                      $      --      $      --       $ 430,396
                      ---------      ---------       ---------


The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                                       For the Year Ended June 30,
                                    --------------------------------
                                     2001         2000         1999
                                    ------       ------       ------
       Federal statutory rate       (34.0)%      (34.0)%      (34.0)%
       State income taxes, net         --           --           --
       Expenses not deductible
         for tax                      0.8          0.4          0.4
       Valuation allowance           59.0         44.1         45.2
       Other                        (25.8)       (10.5)         6.7
                                    -----        -----        -----

                                       --           --         18.3%
                                    -----        -----        -----

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

Deferred taxes are comprised of the following:

                                                              June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------   -------------
Gross current deferred income tax asset             $  2,205,736   $  2,176,885
Gross current deferred income tax liability                   --             --
                                                    ------------   ------------
       Total current deferred tax asset                2,205,736      2,176,885
                                                    ------------   ------------

Gross non-current deferred income tax asset              521,065        491,242
Gross non-current deferred income tax liability          (30,513)       (95,168)
                                                    ------------   -------------

       Total non-current deferred tax asset              490,552        396,074
                                                    ------------   -------------

Valuation allowance                                   (2,696,288)    (2,572,959)
                                                    ------------   -------------
Net deferred tax asset                              $         --   $         --
                                                    ============   ============

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                              June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------   -------------
Net operating loss carryforwards                    $  1,874,532   $  1,546,386
Expenses not currently deductible for tax purposes       124,528        135,275
Deferred revenue                                         114,264        171,701
Basis difference in property and equipment and
  capitalized software                                   490,552        396,074
Basis difference in inventory                             92,412        323,523
Valuation allowance                                   (2,696,288)    (2,572,959)
                                                    ------------   ------------
Net deferred tax asset                              $         --   $         --
                                                    ============   ============

9.  STOCK OPTIONS AND WARRANTS:

The Company has a stock option plan (the "Plan") for employees and directors. The Company is authorized to issue options for the purchase of up to 2,500,000 shares of Common Stock. Under the terms of the Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options generally vest and become exercisable ratably over six months or one to two years from the date of grant. All options expire five years from the grant date. As of June 30, 2001, there were 443,771 options available for grant under the Plan.

Information with respect to the options under the Plan is as follows:

                                                        Weighted
                                                        Average
                                                        Exercise
                                          Shares         Price
                                       -----------      --------
   Balance as of June 30, 1998          1,260,237       $ 3.37
           Granted                      1,297,000         1.21
           Terminated                  (1,252,750)        3.19
                                       ----------
   Balance as of June 30, 1999          1,304,487         1.39
           Granted                        720,500         3.04
           Exercised                     (263,528)        1.21
           Terminated                    (217,209)        1.17
                                       ----------
   Balance as of June 30, 2000          1,544,250         2.20
           Granted                        220,750         1.90
           Exercised                       (4,500)        1.09
           Terminated                     (83,750)        2.96
                                       ----------
   Balance as of June 30, 2001          1,676,750         2.12
                                       ==========


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

The following table summarizes information about stock options outstanding as of June 30, 2001:

             Outstanding Stock Options                     Exercisable Stock Options
-------------------------------------------------------    -------------------------
                                             Weighted
   Range                      Weighted        Average                     Weighted
    of                         Average       Remaining                     Average
 Exercise                     Exercise      Contractual                   Exercise
  Prices         Shares         Price          Life          Shares        Price
---------      ---------      --------      -----------     --------      --------
$ .84-.94         47,750      $  .97         3.7 years        16,250       $  .93
     1.06        654,500        1.06         2.6 years       571,813         1.06
1.09-3.00        786,550        2.51         3.9 years       207,213         2.37
3.28-7.13        188,000        4.47         3.4 years        78,750         5.06
               ---------                                     -------
               1,676,750                                     876,126
               =========                                     =======

Options granted under the Plan contain provisions pursuant to which all outstanding options granted under such Plan shall become fully vested and immediately exercisable upon a "change in control," as defined in the Plan.

As of June 30, 1999, there were 5,704,842 warrants outstanding to purchase Common Stock at $5.50 per share. The warrants were exercisable over seven years and were extended to expire on April 14, 2000. During fiscal 2000, the exercise price of the warrants was adjusted to $3.75 per share and warrants to purchase 3,725,853 shares of Common Stock were exercised, resulting in net proceeds to the Company of $13,904,762 and the remaining 1,978,989 warrants expired.

In addition to the aforementioned warrants, during fiscal 1998, the Company issued 300,000 warrants to purchase Common Stock at prices ranging from $3.00 to $7.00 in connection with entering into a financial advisory and investment banking agreement. Warrants for 100,000 shares were exercisable immediately and 200,000 warrants were to vest upon meeting certain provisions, as defined. Such provisions were not achieved and the 200,000 warrants expired in July 1999 and the remaining warrants expired in January 2001.

In June 2001, the Company issued warrants to purchase 86,095 Common shares to a financial advisor and two of its affiliates in connection with acquisition related services provided (see Note 3). The warrants vest immediately and expire in June 2004. In accordance with SFAS No. 123, the fair value of the warrants of $150,000 was recorded. The fair value of the warrants was determined using the Black-Scholes options pricing model using the following assumptions: dividend yield of zero, weighted average risk free interest rate of 4.6%, expected volatility of 114% over the contractual term of the option.

10. ACCOUNTING FOR STOCK-BASED COMPENSATION:

The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been calculated based on the fair value at the grant date for awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net loss per share would have been changed to the following pro forma amounts:

                                      2001               2000              1999
                                  -------------      ------------      ------------
Net loss         As reported      $   (508,768)      $(1,820,111)      $(2,780,858)
                 Pro forma        $ (1,045,759)      $(2,082,463)      $(3,160,219)

Basic EPS        As reported      $       (.05)      $      (.25)      $      (.44)
                 Pro forma        $       (.10)      $      (.28)      $      (.50)

Diluted EPS      As reported      $       (.05)      $      (.25)      $      (.44)
                 Pro forma        $       (.10)      $      (.28)      $      (.50)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999; no dividend yield; expected volatility of approximately 70%-116%; risk-free interest rates of approximately 4.4%-6.8%; and an expected life of five years. The pro forma effect on net loss for fiscal 2001, 2000 and 1999 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

11. COMMITMENTS AND CONTINGENCIES:

The Company leases its principal facility, an automobile and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from six months to five years. Rent expense under these leases was $219,097, $118,373 and $112,285 in fiscal 2001, 2000 and 1999, respectively.
Future minimum lease payments under operating leases at June 30, 2001 are $207,697 in fiscal 2002, $173,454 in 2003, $167,619 in 2004, $168,702 in 2005
and $44,145 in fiscal 2006.

12. EMPLOYEE BENEFIT PLAN:

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. The Company's contributions were $43,392, $14,187 and $19,458 in fiscal 2001, 2000 and 1999, respectively.

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following table set forth certain unaudited financial data for each of the quarters within the fiscal years ended June 30, 2001 and 2000. This information has been derived from the Company's Consolidated Financial Statements, and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                                  (Unaudited)
                                                     (In Thousands Except Per Share Data)
Fiscal 2001 Quarter Ended          Sept. 30, 2000      Dec. 31, 2000     Mar. 30, 2001     Jun. 30, 2001
--------------------------------------------------------------------------------------------------------
Revenues                              $     4,033        $     3,390       $     4,911       $     5,321
                                   ---------------------------------------------------------------------
Gross profit                                1,172              1,000             1,681             2,109
Operating income (loss)                      (388)              (486)              108               298
                                   ---------------------------------------------------------------------
Net income (loss)                            (188)              (277)             (496)              452
                                   =====================================================================
Basic and diluted net income
 (loss) per share                     $     (0.02)       $     (0.03)      $     (0.05)      $     (0.04)
                                   ---------------------------------------------------------------------
Shares used in computing
 basic and diluted net income
 (loss) per share                      10,275,163         10,275,652        10,176,060        10,177,806
                                   =====================================================================

Fiscal 2000 Quarter Ended          Sept. 30, 1999      Dec. 31, 1999     Mar. 30, 2000     Jun. 30, 2000
--------------------------------------------------------------------------------------------------------
Revenues                              $     2,640        $     2,680       $     4,911       $     3,204
                                   ---------------------------------------------------------------------
Gross profit                                  611                528             1,681               791
Operating income (loss)                      (370)              (735)             (604)             (403)
                                   ---------------------------------------------------------------------
Net income (loss)                            (348)              (710)             (563)             (155)
Basic and diluted net income
 (loss) per share                     $     (0.06)       $     (0.11)      $     (0.08)      $     (0.02)
                                   ---------------------------------------------------------------------
Shares used in computing
 basic and diluted net income
 (loss) per share                       6,285,782          6,292,615         6,872,634        10,086,983
                                   =====================================================================