Form 10-Q
period 2001-09-30
NEOWARE SYSTEMS INC
filed 2001-11-14
CIK 894743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001

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

                                   Yes _X_  No ___

As of November 9, 2001, there were 10,204,663 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
Item 1. Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets:
            September 30, 2001 and June 30, 2000                             3

            Consolidated Statements of Operations:
            Three Months Ended September 30, 2001 and 2000                   4

            Consolidated Statements of Cash Flows:
            Three Months Ended September 30, 2001 and 2000                   5

            Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

PART II.

Item 1. Legal Proceedings                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

Signatures                                                                  17

                              NEOWARE SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                             September 30, 2001        June 30, 2001
                                                            -------------------        -------------
CURRENT ASSETS:
Cash and cash equivalents                                          $12,165,500          $11,712,535
Marketable securities                                                  343,333              366,667
Accounts receivable, net                                             3,335,059            3,502,013
Inventories                                                            415,146              458,736
Prepaid expenses and other                                             257,582              369,529
Notes receivable                                                        26,072               26,072
                                                                  ------------         ------------
Total current assets                                                16,542,692           16,435,552

Property and equipment, net                                            202,280              199,397
Notes receivable                                                        21,549               52,193
Capitalized and purchased software, net                                 69,880               77,247
Intangible assets, net                                               2,021,874            2,024,453
                                                                  ------------         ------------
                                                                   $18,858,275          $18,788,842
                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $1,104,530             $935,943
Accrued expenses                                                     1,124,963            1,473,718
Deferred revenue                                                       293,972              289,278
                                                                  ------------         ------------
Total current liabilities                                            2,523,465            2,698,939
                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock                                                              -                    -
Common stock                                                            10,286               10,280
Additional paid-in capital                                          24,530,673           24,524,567
Treasury stock                                                        (100,000)            (100,000)
Accumulated other comprehensive income                                  45,790               66,667
Accumulated deficit                                                 (8,151,939)          (8,411,611)
                                                                 -------------         ------------
Total stockholders' equity                                          16,334,810           16,089,903
                                                                                       ------------
                                                                 -------------
                                                                   $18,858,275          $18,788,842
                                                                 =============         ============

                 The accompanying notes are an integral part of
                          these financial statements.

                              NEOWARE SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended             Three Months Ended
                                                           September 30,                   September 30,
                                                                2001                           2000
                                                         ------------------             -------------------

   Net revenues                                               $ 5,264,729                    $ 4,033,337
   Cost of revenues                                             3,060,589                      2,861,755
                                                              -----------                    -----------
   Gross profit                                                 2,204,140                      1,171,582
                                                              -----------                    -----------

   Sales and marketing                                          1,210,108                        714,276
   Research and development                                       330,866                        164,827
   General and administrative                                     515,447                        519,711
   Acquisition costs                                                    -                        161,038
                                                              -----------                    -----------
   Operating expenses                                           2,056,421                      1,559,852
                                                              -----------                    -----------

   Operating income (loss)                                        147,719                       (388,270)

   Interest income, net                                           111,953                        200,726
                                                              -----------                    -----------

   Net income (loss)                                          $   259,672                    $  (187,544)
                                                              ===========                    ===========

   Basic income (loss) per share                              $      0.03                    $     (0.02)
                                                              ===========                    ===========

   Diluted income (loss) per share                            $      0.02                    $     (0.02)
                                                              ===========                    ===========

   Weighted average number of
      shares used in basic
      earnings per share computation                           10,179,851                     10,275,163
                                                              ===========                    ===========

   Weighted average number of
      shares used in diluted
      earnings per share computation                           10,596,720                     10,275,163
                                                              ===========                    ===========



                 The accompanying notes are an integral part of
                          these financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Three Months Ended         Three Months Ended
                                                                               September 30,             September 30,
                                                                                   2001                       2000
                                                                            ------------------         -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $259,672                $  (187,544)
Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities-
            Depreciation and amortization                                           50,821                     95,190
Changes in operating assets and liabilities-
      (Increase) decrease in:
            Accounts receivable                                                    166,954                   (577,463)
            Inventories                                                             43,590                    187,682
            Prepaid expenses and other                                             114,403                     31,076
      Increase (decrease) in:
            Accounts payable                                                       168,587                    (64,624)
            Accrued expenses                                                      (348,755)                   202,830
            Deferred revenue                                                         4,694                    (34,208)
                                                                               -----------                -----------
Net cash provided by (used in) operating activities                                459,966                   (347,061)
                                                                               -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (31,336)                   (49,107)
      Increase in intangible assets                                                (12,421)                         -
      Capitalized software                                                               -                    (23,362)
                                                                               -----------                -----------
Net cash used in investing activities                                              (43,757)                   (72,469)
                                                                               -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in notes receivable                                                  30,644                          -
      Exercise of stock options                                                      6,112                          -
                                                                               -----------                -----------
Net cash provided by financing activities                                           36,756                          -
                                                                               -----------                -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   452,965                   (419,530)
                                                                               -----------                -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  11,712,535                 13,831,792
                                                                               -----------                -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $12,165,500                $13,412,262
                                                                               ===========                ===========
SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                                   $     3,526                $     2,349
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

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The company adopted the provisions of this statement effective July 1, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of a change in accounting principle.

3. MARKETABLE SECURITIES
   ---------------------

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses), reported as a separate component of stockholders' equity. Accumulated other comprehensive income reported in stockholders' equity was $45,790 at September 30, 2001 and $66,667 at June 30, 2001. The Company owned 300,000 shares of Boundless Corporation common stock at September 30, 2001 which has been classified as current, available-for-sale securities.

4. REVENUE RECOGNITION AND MAJOR CUSTOMERS
   ---------------------------------------

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition should be followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collectibility is probable. Revenue related to post contract services is recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant, and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped during the three months ended September 30, 2001 and 2000 were $16,920 and $67,797, respectively. Accounts receivable relating to "bill and hold" transactions were $16,920 and $67,797 at September 30, 2001 and 2000, respectively.

Net revenues from one customer were 16% of total net revenues for the three months ended September 30, 2001 and net revenues from a different customer were 21% of total net revenues for the three months ended September 30, 2000.

5. INVENTORIES
   -----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consisted of the following:

                                                September 30,         June 30,
                                                    2001                2001
                                                -------------         --------

Purchased components and subassemblies            $129,409           $167,730
Finished goods                                     285,737            291,006
                                                  --------           --------
                                                  $415,146           $458,736
                                                  ========           ========

6. LINE OF CREDIT
   --------------

During fiscal 1999, the Company entered into a line of credit agreement with a bank which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2002. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (6.5% at September 30, 2001). At September 30, 2001 and June 30, 2001, there was $2,000,000 available for borrowing under the line. During the three months ended September 30, 2001, there were no borrowings under the line.

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined.

7. EARNINGS PER SHARE
   ------------------

The Company applies SFAS No. 128, "Earnings per Share." ("SFAS") No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. The following table sets forth the computation of basic and diluted earnings per share:


                                                               For the Three Months Ended
                                                                     September 30,

                                                              2001                 2000
                                                              ----                 ----
  Net income (loss)                                          $259,672              $(187,544)
                                                           ==========             ==========

  Weighted average shares outstanding:
     Basic                                                 10,179,851             10,275,163
     Employee stock options                                   416,869                      -
                                                           ----------             ----------
  Diluted                                                  10,596,720             10,275,163
                                                           ==========             ==========
  Net income (loss) per common share:
     Basic                                                      $0.03                 $(0.02)
                                                                =====                 ======
     Diluted                                                    $0.02                 $(0.02)
                                                                =====                 ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software and solutions to enable Appliance Computing, a new Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Capio and Eon products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                                For the Three Months Ended
                                                      September 30,
                                                --------------------------
                                                    2001         2000
                                                    ----         ----
           Gross profit                             41.9%        29.0%

           Operating expenses
                Sales and marketing                 23.0         17.6
                Research and development             6.3          4.1
                General and administrative           9.8         12.9
                Acquisition costs                      -          4.0
                                                   -----        -----
           Operating  income (loss)                  2.8         (9.6)

           Interest income, net                      2.1          5.0
                                                   -----        -----
           Net income (loss)                         4.9%        (4.6)%
                                                   =====        =====

Net revenues for the three months ended September 30, 2001 increased by $1,231,392 or 31% to $5,264,729 from $4,033,337 for the comparable period in the prior fiscal year. The increase in net revenues was primarily attributable to the shipment of a higher number of units of the Company's Eon computing appliance products and from the introduction of the Capio product line acquired in June 2001.

The Company's gross profit as a percentage of net revenues increased to 42% for the three months ended September 30, 2001 from 29% for the comparable period of the prior fiscal year. The increase was primarily attributable to reductions in the purchase costs of certain components and third party license fees and a more favorable mix of products sold. In addition, fixed overhead costs represented a lower percentage of revenue during the three month period ended September 30, 2001 than in the prior year.

Operating expenses for the three month period ended September 30, 2001 were $2,056,421, an increase of $496,569 or 32% from operating expenses of $1,559,852 in the comparable period of the prior fiscal year as a result of the following:

         Sales and marketing expenses for the three month period ended September 30, 2001 were $1,210,108, an increase of $495,832 or 69% from sales and marketing expenses of $714,276 for the comparable period in the prior fiscal year. This increase reflects additional sales and marketing personnel, including the opening of additional domestic and international sales offices, additional sales and marketing personnel as a result of the acquisition of the Capio product line, along with higher professional costs, all in conjunction with the Company's growth strategy.

         Research and development expenses for the three month period ended September 30, 2001 were $330,866, an increase of $166,039 or 101% from research and development expenses of $164,827 in the comparable period in the prior year primarily as a result of an increase in personnel dedicated to software development activities.

         General and administrative expenses for the three month period ended September 30, 2001 were $515,447, a decrease of $4,264 or 1% from $519,711 in the comparable period in the prior year as a result of the Company's focus on cost containment.

         Acquisition costs of $161,038 were incurred during the three month period ended September 30, 2000, which related primarily to professional services fees incurred in connection with a proposed acquisition that was not consummated.

Net interest income for the three month period ended September 30, 2001 was $111,953, a decrease of $88,773 or 44% from $200,726 for the comparable period in the prior fiscal year. The decrease was due to lower interest rates and a reduction in the amount invested.

No income tax expense was recognized in the three month period ended September 30, 2001 due to the availability of net operating loss carryforwards. No income tax benefit was recognized in the three month period ended September 30. 2000 as there was no assurance that the benefit of the net operating loss carryforwards would be realized.

For the three months ended September 30, 2001, the Company had net income of $259,672 as compared to a net loss of $187,544 for the comparable period in the prior year primarily as a result of increased revenues and gross margin, offset by an increase in operating expenses and reduced interest income.

Liquidity and Capital Resources

As of September 30, 2001, the Company had net working capital of $14,019,227 composed primarily of cash and cash equivalents, marketable securities, accounts receivable and inventory. The Company's principal sources of liquidity include $12,508,833 of cash, cash equivalents and marketable securities and a $2,000,000 bank line of credit facility with First Union National Bank, all of which was available as of September 30, 2001. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent with all principal and interest due and payable on December 31, 2002. The Company had no borrowings under the line of credit during the three months ended September 30, 2001.

Cash and cash equivalents increased by $452,965 during the three months ended September 30, 2001, primarily as a result of net income and reductions in accounts receivable, inventory and prepaid expenses, offset by a net decrease in accrued expenses.

The Company generated cash from operations of $459,966 for the three months ended September 30, 2001 versus using cash from operations of $347,061 for the three months ended September 30, 2000. The increase is primarily attributable to higher revenues and improved gross margins, offset by increased operating expenses. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

The Company used $43,757 and $72,469 of cash from investing activities for the three months ended September 30, 2001 and 2000, respectively. The decrease of $28,712 was the result of lower spending on property plant and equipment and capitalized software, offset by an increase in intangible assets.

The Company generated cash of $36,756 from financing activities during the three months ended September 30, 2001 as a result of repayments of notes receivable and cash received from the exercise of employee stock options.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future, however, the Company must maintain sustained profitability in order to provide adequate funding for the long term.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

Although the Company has generated an operating profit in the past three quarters, we have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         Although the Company has generated an operating profit in the last three quarters, we have incurred net losses in the past, including a net loss of $500,000 in the year ended June 30, 2001. In addition, we had an accumulated deficit of $8.2 million as of September 30, 2001. We expect to continue to incur significant product development, sales and marketing and administrative expenses. Our operating expenses increased during the three months ended September 30, 2001 reflecting the hiring of additional key personnel as we implement our growth plan. As a result, we will need to generate significant revenues to maintain profitability. We cannot be certain that we will be able to sustain profitability in the future. If we do not maintain profitability, the market price for our common stock may decline.

         Our financial resources may not be enough for our capital needs, and we may not be able to obtain additional financing. A failure to derive significant revenues would likely cause us to incur losses and negatively impact the price of our common stock.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

         Because of the new and rapidly evolving market for our embedded Windows and Linux-based computing appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, we cannot forecast operating expenses based on historical results, and most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid losses. We do not know whether our business will grow rapidly enough to absorb the costs of these employees and facilities. As a result, our quarterly operating results could fluctuate.

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

Because some of our products use embedded versions of Microsoft Windows as their operating system, an inability to license these operating systems on favorable terms could impair our ability to introduce new products and maintain market share.

         We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Windows is provided to the Company by Microsoft Corporation, and the Company does not have access to the source code for Windows. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if the Company is unable to license these operating systems on favorable terms, its operations may suffer.

Because some of our products use Linux as their operating system, the failure of Linux developers to enhance and develop the Linux kernel could impair our ability to release new products and maintain market share.

         We may not be able to release new products on a timely basis because some of our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. Linux Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel or if Mr. Torvalds or other prominent Linux developers were to no longer work on the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. To date, we have optimized our Linux-based operating system based on a version of Red Hat Linux. If we were unable to access Red Hat Linux, we would be required to spend additional time to obtain a tested, recognized version of the Linux kernel from another source or develop our own operating system internally. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and might delay our product release schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications for use with our products.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding future margins and margin trends, future revenues and profitability, increased sales and operating expenses, the Company's competitive position, the reduction in the cost of producing the Company's products, the cost benefits and other advantages of the Company's products and the development of new products and the availability of cash orother financing sources to fund future operations. These forward-looking statements involve risks and uncertainties. The factors contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, changes in general economic conditions, risks associated with foreign operations and political and economic uncertainties associated with current world events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 6. Exhibits and Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                 NEOWARE SYSTEMS, INC.



Date:  November 14, 2001         By: /S/ MICHAEL G. KANTROWITZ
                                 -----------------------------
                                         Michael G. Kantrowitz
                                         President and Chief Executive Officer



Date:  November 14, 2001         By: /S/ VINCENT T. DOLAN
                                 ------------------------
                                         Vincent T. Dolan
                                         Vice President-Finance/Administration
                                         (Principal Accounting Officer and
                                          Principal Financial Officer)