Form 10-Q
period 2001-12-31
NEOWARE SYSTEMS INC
filed 2002-02-14
CIK 894743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q
                              --------------------

(Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2001

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   -----     THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 7, 2002, there were 11,251,989 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page
                                                                         Number
Item 1. Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets:
            December 31, 2001 and June 30, 2001                             3

            Consolidated Statements of Operations:
            Three and Six Months Ended December 31, 2001 and 2000           4

            Consolidated Statements of Cash Flows:
            Six Months Ended December 31, 2001 and 2000                     5

            Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

PART II.

Item 1. Legal Proceedings                                                  17

Item 2. Changes in Securities and Use of Proceeds                          17

Item 4. Submission of Matters to a Vote of Security Holders                18

Item 6. Exhibits and Reports on Form 8-K                                   18

Signatures                                                                 19

                              NEOWARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




ASSETS                                             December 31,         June
                                                           2001        30, 2001
                                                   ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                          $ 11,120,344    $ 11,712,535
Marketable securities                                   336,667         366,667
Accounts receivable, net                              4,749,534       3,502,013
Inventories                                             373,030         458,736
Prepaid expenses and other                              304,000         369,529
Notes receivable                                         26,072          26,072
                                                   ------------    ------------
Total current assets                                 16,909,647      16,435,552

Property and equipment, net                             652,015         199,397
Goodwill and other intangibles                        5,392,573       2,024,453
Notes receivable                                         21,549          52,193
Capitalized and purchased software, net                  62,513          77,247
                                                   ------------    ------------
                                                   $ 23,038,297    $ 18,788,842
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $  1,993,471    $    935,943
Accrued expenses                                      1,415,179       1,473,718
Capital lease obligations                                87,632            --
Deferred revenue                                        284,506         289,278
                                                   ------------    ------------
Total current liabilities                             3,780,788       2,698,939
                                                   ------------    ------------

Capital lease obligations, non-current portion          293,581            --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                            --              --
Common stock                                             10,924          10,280
Additional paid-in capital                           26,556,384      24,524,567
Treasury stock                                         (100,000)       (100,000)
Accumulated other comprehensive income                   37,990          66,667
Retained earnings (deficit)                          (7,541,370)     (8,411,611)
                                                   ------------    ------------
Total stockholders' equity                           18,963,928      16,089,903
                                                   ------------    ------------
                                                   $ 23,038,297    $ 18,788,842
                                                   ============    ============


              The accompanying notes are an integral part of these
                             financial statements.

                              NEOWARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended           Six Months Ended
                                          ---------------------------    ---------------------------
                                          December 31,   December 31,    December 31,   December 31,
                                              2001           2000            2001           2000
                                          ------------   ------------    ------------   ------------

Net revenues                              $  6,595,133   $  3,389,070    $ 11,859,862   $  7,422,407
Cost of revenues                             3,740,254      2,388,884       6,800,843      5,250,640
                                          ------------   ------------    ------------   ------------
Gross profit                                 2,854,879      1,000,186       5,059,019      2,171,767
                                          ------------   ------------    ------------   ------------

OPERATING EXPENSES:
Sales and marketing                          1,315,246        761,500       2,525,354      1,475,776
Research and development                       343,985        195,723         674,851        360,550
General and administrative                     668,827        529,135       1,184,274      1,048,846
Acquisition costs                                 --             --              --          161,038
                                          ------------   ------------    ------------   ------------
Total operating expenses                     2,328,058      1,486,358       4,384,479      3,046,210
                                          ------------   ------------    ------------   ------------

Operating income (loss)                        526,821       (486,172)        674,540       (874,443)

Interest income, net                            83,747        209,646         195,701        410,371
                                          ------------   ------------    ------------   ------------

Net income (loss)                         $    610,568   $   (276,526)   $    870,241   $   (464,072)
                                          ============   ============    ============   ============


Basic income (loss) per share             $       0.06   $      (0.03)   $       0.08   $      (0.05)
                                          ============   ============    ============   ============

Diluted income (loss) per share           $       0.06   $      (0.03)   $       0.08   $      (0.05)
                                          ============   ============    ============   ============
Weighted average number of shares used
in basic earnings per share computation     10,376,892     10,275,652      10,275,409
                                                                                          10,279,762
                                          ============   ============    ============   ============

Weighted average number of shares used
in diluted earnings per share               10,884,693     10,275,652      10,742,097     10,275,409
computation
                                          ============   ============    ============   ============







              The accompanying notes are an integral part of these
                             financial statements.

                              NEOWARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Six Months Ended       Six Months Ended
                                                                     December 31,           December 31,
                                                                         2001                   2000
                                                                   ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $    870,241         $   (464,072)
Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities-
            Depreciation and amortization                                  161,567              172,544

Changes in operating assets and liabilities-
      (Increase) decrease in:
            Accounts receivable                                           (894,266)             387,596
            Inventories                                                     89,655               63,393
            Prepaid expenses and other                                     191,159                2,824
      Increase (decrease) in:
            Accounts payable                                              (104,631)            (826,288)
            Accrued expenses                                              (177,523)             132,314
            Deferred revenue                                              (181,072)             (68,414)
                                                                      ------------         ------------
Net cash used in operating activities                                      (44,870)            (600,103)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (50,413)             (40,505)
      Purchase of ACTIV-e Solutions                                       (146,956)                --
      Increase in intangible assets                                        (12,421)                --
      Purchase of treasury stock                                              --               (100,000)
      Capitalized software                                                    --                (36,996)
Net cash used in investing activities                                     (209,790)            (177,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of assumed bank debt                                     (388,216)                --
      Decrease (increase) in notes receivable                               30,644             (100,314)
      Repayments of capital leases                                          (6,533)                --
      Exercise of stock options                                             26,574                  859

                                                                      ------------         ------------
Net cash used in financing activities                                     (337,531)             (99,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (592,191)            (877,059)
                                                                      ------------         ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          11,712,535           13,831,792
                                                                      ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 11,120,344         $ 12,954,733
                                                                      ============         ============
SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                          $      4,189         $      4,735
                                                                      ============         ============

              The accompanying notes are an integral part of these
                             financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the six month period ended December 31, 2001 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the six months ended December 31, 2001, there was no goodwill amortization. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The Company adopted the provisions of this statement effective July 1, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of a change in accounting principle.

3. ACQUISITION

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The acquisition was accounted for by using the purchase method of accounting. The purchase price was payable in cash of $75,000 and 619,101 shares of the Company's newly issued common stock with a market value of $3.24 per share at the date of acquisition. In addition, the Company assumed net liabilities, exclusive of cash acquired of $9,974, of approximately $1,275,376. Subject to the satisfaction of certain contingencies, an additional 100,000 shares of the Company's common stock were to be issued as additional consideration. Aggregate costs of the acquisition amounted to $3,428,219 (including transaction costs of approximately $81,930) which amount is equal to the excess of the purchase price over the value of net assets acquired. Management is currently in the process of allocating the purchase price to specific intangibles as required under SFAS 141, "Business Combinations". The results of operations of ACTIV-e Solutions have been included in the accompanying statement of operations from the date of the acquisition.

The following is a breakdown of the assets and liabilities assumed in connection with the ACTIV-e acquisition:

                  Accounts receivable              $   353,255
                  Prepaids and other                   128,256
                  Property and equipment               476,518
                  Bank debt                           (388,216)
                  Accounts payable                  (1,162,159)
                  Accrued expenses                    (118,984)
                  Capital leases                      (387,746)
                  Deferred revenue                    (176,300)
                                                   -----------
                  Net liabilities assumed          $(1,275,376)
                                                   -----------

Resale of the shares issued in connection with the ACTIV-e transaction is subject to registration or the availability of an exemption from registration. The agreement provides for limitations on the number of shares which may be sold under a registration statement within the first year after effectiveness of the registration statement. It is anticipated that a registration statement will be filed by April 3, 2002.

4. MARKETABLE SECURITIES
   ---------------------

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of SFAS115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses), reported as a separate component of stockholders' equity. Accumulated other comprehensive income reported in stockholders' equity was $37,990 at December 31, 2001 and $66,667 at June 30, 2001. The Company owned 333,334 shares of Boundless Corporation common stock at December 31, 2001, which shares have been classified as current, available-for-sale securities. Comprehensive income for the three and six months ended December 31, 2001 was $589,691 and $841,564, respectively, consisting of net income, the change in unrealized gain or loss on marketable securities and the cumulative currency translation gains or losses during the period.

5. REVENUE RECOGNITION AND MAJOR CUSTOMERS
   ---------------------------------------

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition is followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collectibility is probable. Revenue related to post contract services is recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant, and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by December 31, 2001 and 2000 were $271,600 and $43,000, respectively. Accounts receivable relating to "bill and hold" transactions were $271,600 and $43,000 at December 31, 2001 and 2000, respectively.

Net revenues from one customer were 22.6% and 12.6% of total net revenues for the three months and six ended December 31, 2001, respectively. At December 31, 2001, the Company had receivables from this customer of $1,118,443. Net revenues from two other customers were 12.5% and 11.4% of total net revenues for the three months ended December 31, 2000 and net revenues from one of these customers were 16.7% of total net revenues for the six months ended December 31, 2000.

6. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consisted of the following:

                                               December 31,      June 30,
                                                   2001            2001
                                               ------------      --------

Purchased components and subassemblies           $132,678        $167,730
Finished goods                                    240,352         291,006
                                                 --------        --------
                                                 $373,030        $458,736
                                                 --------        --------

7. LINE OF CREDIT
   --------------

During fiscal 1999, the Company entered into a line of credit agreement with a bank which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2002. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (5.25% at December 31, 2001). At December 31, 2001 and June 30, 2001,
there was $2,000,000 available for borrowing under the line. During the six months ended December 31, 2001, there were no borrowings under the line.

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



                                        For the three months ended     For the six months ended
                                               December 31,                  December 31,
                                       ---------------------------    ---------------------------
                                           2001           2000            2001           2000
                                       ------------   ------------    ------------   ------------

Net income (loss)                      $    610,568   $   (276,526)   $    870,241   $   (464,072)
                                       ============   ============    ============   ============

Weighted average shares outstanding:
   Basic                                 10,376,892     10,275,652      10,279,762     10,275,409
   Employee stock options                   507,801           --           462,335           --
                                       ------------   ------------    ------------   ------------
   Diluted                               10,884,693     10,275,652      10,742,097     10,275,409

Earnings (loss) per common share:
   Basic                               $       0.06   $      (0.03)   $       0.08   $      (0.05)
                                       ============   ============    ============   ============
   Diluted                             $       0.06   $      (0.03)   $       0.08   $      (0.05)
                                       ============   ============    ============   ============


For the six months ended December 31, 2001, an aggregate of 999,506 stock options were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

9. SUBSEQUENT EVENT

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company will be the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued 375,000 newly issued shares of its common stock with a fair market value of $6.26 per share to IBM.

Resale of the shares issued in connection with the IBM transactions is subject to registration or the availability of an exemption from registration. The agreements provide for limitations on the number of shares which may be sold within the first fifteen months of issuance. It is anticipated that a registration statement will be filed by April 3, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, a new Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Capio and Eon products are thin client computing appliances, which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run Windows-based applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                   For the Three Months Ended      For the Six Months Ended
                                            December 31,                 December 31,
                                   ---------------------------     -------------------------
                                       2001           2000           2001             2000
                                     --------       -------        ---------        --------

Gross profit                             43.3%          29.5%           42.7%           29.3%
Operating expenses
     Sales and marketing                 19.9           22.5            21.3            19.9
     Research and development             5.2            5.8             5.7             4.9
     General and administrative          10.2           15.6            10.0            14.1
     Acquisition costs                    -              -               -               2.2
                                     --------       -------        ---------        --------
Operating income (loss)                   8.0         (14.4)             5.7           (11.8)

Interest income, net                      1.3            6.2             1.6             5.5
                                     --------       --------       ---------        --------
Net income (loss)                         9.3%          (8.2)%           7.3%           (6.3)%
                                     --------       --------       ---------        --------

Net revenues for the three and six months ended December 31, 2001 increased to $6,595,133 and $11,859,862 from $3,389,070 and $7,422,407 for the comparable periods in the prior fiscal year. The increase in net revenues was primarily attributable to increased sales of the Company's Eon computing appliance products and from the introduction of the Capio product line acquired in June 2001. Included in net revenues for the three and six months ended December 31, 2001 are net revenues of approximately $428,000 as a result of the acquisition of ACTIV-e Solutions on December 4, 2001. On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company will be the preferred provider of thin client appliance products to IBM and its customers.

The Company's gross profit as a percentage of net revenues for the three and six month periods ended December 31, 2001 increased to 43.3% and 42.7% compared to 29.5% and 29.3% for the comparable periods of the prior fiscal year. The increase is primarily attributable to the cost benefits of the operating model adopted by the Company during the latter part of the fiscal year ended June 30, 2000 which eliminated proprietary hardware design and engineering costs. The increase is also attributable to reductions in the purchase costs of components and third party license fees and a favorable mix of products sold. In addition, fixed overhead costs represented a lower percentage of revenue during the three and six month periods ended December 31, 2001 than in the prior fiscal year.

Operating expenses for the three and six month periods ended December 31, 2001 declined to 35.3% and 37.0% of net revenues, from 43.9% and 41.1% in the comparable periods of the prior fiscal year as a result of increased sales. Operating expenses for the three and six month periods ended December 31, 2001 were $2,328,058 and $4,384,479, an increase of 56.6% and 43.9% from operating expenses of $1,486,358 and $3,046,210 in the comparable periods of the prior fiscal year as a result of the Company's execution of its growth strategy. These operating expenses are broken down as follows:

         Sales and marketing expenses for the three and six month periods ended December 31, 2001 were 19.9% and 21.3% of net revenues, compared to 22.5% and 19.9% for the comparable periods in the prior fiscal year. Sales and marketing expenses for the three and six month periods ended December 31, 2001 were $1,315,246 and $2,525,354, an increase of 72.7% and 71.1% from $761,500 and
$1,475,776 in the comparable periods in the prior fiscal year. These increases reflect additional sales and marketing personnel, including the opening of additional domestic and international sales offices, additional sales and marketing personnel as a result of the acquisitions of the Capio product line and Activ-e Solutions, increased marketing activities and higher commissions due to increased sales.

         Research and development expenses for the three and six month periods ended December 31, 2001 were $343,985 and $674,851, an increase of 75.8% and 87.2% from $195,723 and $360,550 in the comparable periods in the prior year primarily as a result of an increase in personnel dedicated to software development activities resulting from the Company's growth strategy.

         General and administrative expenses for the three and six month periods ended December 31, 2001 were 10.2% and 15.6% of net revenues, from 10.0% and 14.1% for the comparable periods of the prior fiscal year. General and administrative expenses for the three and six month periods ended December 31, 2001 were $668,827 and $1,184,274, an increase of 26.4% and 12.9% from $529,135 and $1,048,846 in the comparable periods in the prior fiscal year due to increased staffing and personnel costs as a result of the Company's growth strategy.

         Acquisition costs for the six month period ended December 31, 2000 amounted to $161,038 or 2.2% of net revenues and consisted primarily of professional service fees incurred in connection with a proposed acquisition that was not consummated.

Net interest income for the three and six month periods ended December 31, 2001 was $83,747 and $195,701 , a decrease of 60.1% and 52.3% from $209,646 and
$410,371 in the comparable periods in the prior fiscal year. The decrease was due primarily to lower interest rates and a slightly lower amount invested primarily as a result of the Company's use of cash for acquisitions.

No income tax expense was recognized in the three and six month periods ended December 31, 2001 due to the availability of net operating loss carryforwards. No income tax benefit was recognized in the three and six month periods ended December 31, 2000 as there was no assurance that the benefit of the net operating loss carryforwards would be realized.

For the three and six month periods ended December 31, 2001, the Company had net income of $610,568 and $870,241 as compared to net losses of $276,526 and $464,072 for the comparable periods in the prior year primarily as a result of increased revenues and gross margin, offset by an increase in operating expenses and reduced interest income.

Liquidity and Capital Resources

As of December 31, 2001, the Company had net working capital of $13,128,859 composed primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's principal sources of liquidity include $11,457,011 of cash, cash equivalents and marketable securities and a $2,000,000 bank line of credit facility with First Union National Bank, all of which was available as of December 31, 2001. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent with all principal and interest due and payable on December 31, 2002. The Company had no borrowings under the line of credit during the six months ended December 31, 2001.

Cash and cash equivalents decreased by $592,191 during the six months ended December 31, 2001 primarily as a result of an increase in accounts receivable and the cash paid for the acquisition of ACTIV-e Solutions offset by net income for the period.

The Company used cash in operations of $44,870 and $600,103 for the six months ended December 31, 2001 and 2000, respectively. The decrease is primarily attributable to higher revenues and improved gross margins, offset by increases in operating expenses and accounts receivable.

The Company used cash in investing activities of $209,790 and $177,501 for the six months ended December 31, 2001 and 2000, respectively. The decrease was the result of the total amount cash paid for the acquisition of Activ-e Solutions in December 2001 offset by the purchase of treasury stock in December 2000 and a reduction in capitalized software.

The Company used cash in financing activities of $337,531 and $99,455 during the six months ended December 31, 2001 and 2000, respectively. The increase was primarily attributable to repayments of debt assumed in connection with the acquisition of ACTIV-e Solutions in December 2001.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future, however, the Company may seek additional sources of funding, including equity and/or debt financing, in order to fund potential acquisitions. Additionally, the Company must continue to maintain sustained profitability in order to provide adequate funding for the long term.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

Although the Company has generated an operating profit in the past four quarters, we have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         Although the Company has generated an operating profit in the last four quarters, we have incurred net losses in the past and have an accumulated deficit of $7.5 million as of December 31, 2001. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three and six months ended December 31, 2001 reflecting the hiring of additional key personnel as we continue to implement our growth strategy. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

         Our financial resources may not be enough for our capital and corporate development needs, and we may not be able to obtain additional financing. A failure to derive significant revenues would likely cause us to incur losses and negatively impact the price of our common stock.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

         Because of the new and rapidly evolving market for our embedded Windows and Linux-based computing appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid losses. As a result, our quarterly operating results could fluctuate.

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

     We may not succeed in developing and marketing our computing appliance products and our operating results may decline as a result.

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

         We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Windows is provided to the Company by Microsoft Corporation, and the Company does not have access to the source code for Windows. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if the Company is unable to license these operating systems on favorable terms, our operations may suffer.

Because some of our products use Linux as their operating system, the failure of Linux developers to enhance and develop the Linux kernel could impair our ability to release new products and maintain market share.

         We may not be able to release new products on a timely basis because some of our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. To date, we have optimized our Linux-based operating system based on a version of Red Hat Linux. If we were unable to access Red Hat Linux, we would be required to spend additional time to obtain a tested, recognized version of the Linux kernel from another source or develop our own operating system internally. We cannot predict whether enhancements to the kernel would be available from reliable alternative sources. We could be forced to rely to a greater extent on our own development efforts, which would increase our development expenses and might delay our product release schedules. In addition, any failure on the part of the kernel developers to further develop and enhance the kernel could stifle the development of additional Linux-based applications for use with our products.

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

Our IT consulting operations, which we acquired from Activ-e Solutions, would suffer and we could lose our customers or fail to attract new customers if we are unable to attract and retain qualified personnel.

         Our IT consulting business is labor-intensive, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. Some of these individuals are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to engage the services of such personnel or retain our current personnel. If we do not succeed in attracting new, qualified personnel or successfully retaining our current personnel, our IT consulting business will suffer.

If our contracts with Citrix and other vendors of hardware components and software applications were terminated, our IT consulting business would be materially adversely affected.

         We depend on third-party suppliers to provide us with key hardware components and software applications in connection with our IT consulting services business. If such contracts and relationships were terminated, our IT revenues would be negatively affected.

We may not be able to successfully integrate the acquisitions we have completed as part of our growth strategy, which may materially adversely affect our growth and our operating results.

         We have made two acquisitions and entered into an alliance with IBM to be the preferred provider of thin client appliance products to IBM and its customers within the last eight months. We have not yet fully integrated these businesses or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we cannot assure you that, we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding future margins and margin trends, future revenues and profitability, increased sales and operating expenses, the Company's competitive position, the reduction in the cost of producing the Company's products, the cost benefits and other advantages of the Company's products and the development of new products and the availability of cash or other financing sources to fund future operations. These forward-looking statements involve risks and uncertainties. The factors contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, changes in general economic conditions, risks associated with foreign operations and political and economic uncertainties associated with current world events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On December 4, 2001, in connection with the acquisition of substantially all of the assets of Telcom Assistance Center Corporation d/b/a ACTIV-e Solutions, the Company issued 619,101 shares of Neoware's common stock to ACTIV-e. Up to an additional 100,000 shares were to be issued upon the satisfaction of certain conditions. The shares were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering. The sale was made to a knowledgeable and experienced investor which had access to information respecting the Company and its business.

Item 4.   Submission of Matters to a Vote of Security Holders

On December 7, 2001, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect five members to the Board of Directors and to ratify the selection of Arthur Andersen LLP as the Company's independent accountant for the fiscal year ending June 30, 2002.

Elected to the Board of Directors were Arthur R. Spector (9,188,891 shares voted for election and 56,611 shares were withheld), Michael G. Kantrowitz (9,217,612 shares voted for election and 27,890 shares were withheld), Christopher G. McCann (9,236,782 shares voted for election and 8,720 shares were withheld), John M. Ryan (9,234,882 shares voted for election and 10,620 shares were withheld), and Carl G. Sempier (9,236,682 shares voted for election and 8,820 shares were withheld).

The selection of Arthur Andersen LLP as the Company's independent public accountants was ratified with 8,890,353 shares voting in favor of ratification, 29,315 shares voting against ratification and 325,834 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:
             10.1* Employment Agreement dated December 4, 2001 between the
                   Company and Anthony J. DePaul

             10.2* 2002 Non-Qualified Stock Option Plan

             *Management Contract

     (b) Report on Form 8-K:
         On January 29, 2002, the Company filed a Form 8-K reporting the acquisition of Substantially all of the assets of ACTIV-e Solutions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         NEOWARE SYSTEMS, INC.



Date:  February 14, 2002                 By: /S/ MICHAEL G. KANTROWITZ
                                         -----------------------------
                                         Michael G. Kantrowitz
                                         President and
Chief Executive Officer



Date:  February 14, 2002                 By: /S/ VINCENT T. DOLAN
                                         ------------------------
                                         Vincent T. Dolan
                                         Vice President-Finance/Administration
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)