Form 10-Q
period 2002-03-31
NEOWARE SYSTEMS INC
filed 2002-05-15
CIK 894743

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

For the Quarter ended March 31, 2002

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

                -------------------------------------------------


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

As of May 1, 2002, there were 11,230,349 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.
                              ---------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                            Page
                                                                         Number
Item 1. Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets:
            March 31, 2002 and June 30, 2001                               3

            Consolidated Statements of Operations:
            Three and Nine Months Ended March 31, 2002 and 2001            4

            Consolidated Statements of Cash Flows:
            Nine Months Ended March 31, 2002 and 2001                      5

            Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

PART II.

Item 1. Legal Proceedings                                                 18

Item 2. Changes in Securities and Use of Proceeds                         18

Item 6. Exhibits and Reports on Form 8-K                                  18


Signatures                                                                19

                              NEOWARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                                  March 31, 2002                June 30, 2001
                                                                        --------------                --------------
CURRENT ASSETS:
Cash and cash equivalents                                                  $7,198,258                   $11,712,535
Marketable securities                                                         333,333                       366,667
Accounts receivable, net                                                    6,121,645                     3,502,013
Inventories                                                                   586,257                       458,736
Prepaid expenses and other                                                    346,444                       369,529
Notes receivable                                                               26,072                        26,072
                                                                          -----------                   -----------
Total current assets                                                       14,612,009                    16,435,552

Property and equipment, net                                                   625,355                       199,397
Goodwill and other intangibles                                             11,636,422                     2,024,453
Notes receivable                                                               21,549                        52,193
Capitalized and purchased software, net                                        55,146                        77,247
                                                                          -----------                   -----------
                                                                          $26,950,481                   $18,788,842
                                                                          ===========                   ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            2,695,618                       935,943
Accrued expenses                                                            1,643,452                     1,473,718
Capital lease obligations                                                      61,335                             -
Deferred revenue                                                              368,667                       289,278
                                                                          -----------                   -----------
Total current liabilities                                                   4,769,072                     2,698,939
                                                                          -----------                   -----------

Capital lease obligations, non-current portion                                220,851                             -
                                                                          -----------                   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                                                     -                             -
Common stock                                                                   11,327                        10,280
Additional paid-in capital                                                 28,856,626                    24,524,567
Treasury stock                                                              (100,000)                     (100,000)
Accumulated other comprehensive income                                         28,917                        66,667
Retained earnings (deficit)                                               (6,836,312)                   (8,411,611)
                                                                          -----------                   -----------
Total stockholders' equity                                                 21,960,558                    16,089,903
                                                                          -----------                   -----------

                                                                          $26,950,481                   $18,788,842
                                                                          ===========                   ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                             Nine Months Ended
                                        -------------------------------------------- -------------------------------------------
                                               March 31,              March 31,             March 31,               March 31,
                                                 2002                   2001                  2002                    2001
                                        ----------------------   ------------------- -----------------------    ----------------
Net revenues                                  $8,368,580            $4,911,167             $20,228,442              $12,333,573
Cost of revenues                               5,061,893             3,229,790              11,862,736                8,480,431
                                              ----------            ----------             -----------              -----------
Gross profit                                   3,306,687             1,681,377               8,365,706                3,853,142
                                              ----------            ----------             -----------              -----------

OPERATING EXPENSES:
Sales and marketing                            1,547,448               740,200               4,072,802                2,215,976
Research and development                         352,570               258,293               1,027,421                  618,843
General and administrative                       761,656               574,561               1,945,930                1,623,406
Acquisition costs                                      -                     -                       -                  161,038
                                              ----------            ----------             -----------              -----------
Total operating expenses                       2,661,674             1,573,054               7,046,153                4,619,263
                                              ----------            ----------             -----------              -----------

Operating income (loss)                          645,013               108,323               1,319,553                 (766,121)

Loss on investment                                     -             (812,000)                       -                (812,000)
Interest income, net                              60,045               207,929                 255,746                  618,301
                                              ----------            ----------             -----------              -----------
Net income (loss)                               $705,058             $(495,748)             $1,575,299                $(959,820)
                                             ===========             =========              ==========               ==========


Basic income (loss) per share                      $0.06               $(0.05)                   $0.15                  $(0.09)
                                             ===========             =========              ==========               ==========

Diluted income (loss) per share                    $0.06               $(0.05)                   $0.14                  $(0.09)
                                             ===========             =========              ==========               ==========
Weighted average number of shares
used in basic earnings per share
computation                                   11,175,240            10,176,060              10,573,863               10,242,657
                                             ===========            ==========              ==========               ==========

Weighted average number of shares
used in diluted earnings per share
computation                                   12,509,099            10,176,060              11,326,706               10,242,657
                                             ===========            ==========              ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Months     Nine Months
                                                                                                      Ended           Ended
                                                                                                     March 31,      March 31,
                                                                                                       2002            2001
                                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                                  $  1,575,299    $   (959,820)
Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities-
            Depreciation and amortization                                                               331,405         262,101
Changes in operating assets and liabilities-
      (Increase) decrease in:
            Accounts receivable                                                                      (2,271,440)       (574,139)
            Inventories                                                                                (127,521)        644,260
            Prepaid expenses and other                                                                  151,978          73,936
      Increase (decrease) in:
            Accounts payable                                                                            635,305        (533,172)
            Accrued expenses                                                                              4,790         478,750
            Deferred revenue                                                                            (96,911)       (100,756)
                                                                                                   ------------    ------------
Net cash provided by (used in) operating activities                                                     202,905        (708,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                                               (88,744)        (61,966)
      Purchase of ACTIV-e Solutions                                                                    (194,986)           --
      Purchase of NCD ThinSTAR                                                                       (4,143,236)           --
      Increase in intangible assets                                                                     (49,623)           --
      Purchase of treasury stock                                                                           --          (100,000)
      Capitalized software                                                                                 --            (1,523)
                                                                                                   ------------    ------------
Net cash used in investing activities                                                                (4,476,589)       (163,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of  bank debt assumed in acquisition                                                  (388,213)           --
      Decrease in notes receivable                                                                       30,644         711,686
      Repayments of capital leases                                                                      (18,299)           --
      Exercise of stock options                                                                         135,275           1,203
                                                                                                   ------------    ------------
Net cash used in financing activities                                                                  (240,593)        712,889
                                                                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (4,514,777)       (159,440)
                                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       11,712,535      13,831,792
                                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $  7,198,258    $ 13,672,352
                                                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                                                       $     16,190    $      5,555
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

                              NEOWARE SYSTEMS, INC.
                              ---------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles. The interim financial information, while unaudited, reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position and operating results for the interim periods presented. The results of operations for the nine month period ended March 31, 2002 are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the nine months ended March 31, 2002 and 2001, there was no goodwill amortization. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The Company adopted the provisions of this statement effective July 1, 2001 and there was no impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Companies are required to adopt the pronouncement in their fiscal year beginning after June 15, 2002. Management believes that adoption of this Statement will not have any impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. Companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Management believes that adoption of this Statement will not have any impact on the Company's financial statements.

3. ACQUISITIONS
   ------------

On March 26, 2002, the Company acquired the assets of the ThinSTAR product line of Network Computing Devices, Inc. (NCD) including software, intellectual property, customer contract rights and other intangibles. In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $4,143,236, including transaction costs of $143,236, and was allocated to intangible assets. The purchase price includes $300,000 which is being held in escrow subject to the satisfaction of certain conditions and the purchase agreement provides for the payment of an additional $250,000 if certain revenue levels are achieved. Management is currently in the process of allocating the purchase price to specific intangibles as required by SFAS No. 141, "Business Combinations." The results of operations of NCD have been included in the accompanying statement of operations from the date of the acquisition.

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $75,000 and, after the adjustments as provided for in the acquisition agreement, an aggregate of 569,727 shares of the Company's newly issued common stock with a market value of $3.24 per share at the date of acquisition. In addition, the Company assumed net liabilities, exclusive of cash acquired of $9,974, of $1,200,709. Aggregate costs of the acquisition, amounted to $3,241,610 (including transaction costs of $123,790) which amount is equal to the excess of the purchase price over the value of the net assets acquired. Management is currently in the process of allocating the purchase price to specific intangibles as required by SFAS No. 141, "Business Combinations". The results of operations of ACTIV-e Solutions have been included in the accompanying statement of operations from the date of the acquisition.

The following is a summary of the net cash paid for the purchase of ACTIV-e
Solutions:


Accounts receivable                   $        348,192
Prepaids and other                             128,893
Property and equipment                         476,518
Goodwill                                     3,241,610
Bank debt                                     (388,213)
Accounts payable                            (1,124,370)
Accrued expenses                              (164,944)
Capital leases                                (300,485)
Deferred revenue                              (176,300)
Fair value of stock issued                  (1,845,915)
                                       ---------------
Net cash paid                          $       194,986
                                       ===============

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company will be the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued 375,000 newly issued shares of common stock with a fair market value of $6.26 per share to IBM. The fair value of the shares issued of $2,347,500, plus transaction costs of $37,202 has been allocated to intangible assets. Management is currently in the process of allocating the purchase price to specific intangibles as required by SFAS No. 141, "Business Combinations," and an estimated amount of amortization of $125,000 has been recorded in the accompanying Statement of Operations for the three months ended March 31, 2002.

A registration statement covering the shares issued in connection with the ACTIV-e acquisition and the IBM alliance was filed on April 3, 2002. The agreements with ACTIV-e and IBM provide for limitations on the number of shares which may be sold within the first twelve months after effectiveness of the registration statement for the ACTIV-e shares and within fifteen months of issuance for the IBM shares.

4. MARKETABLE SECURITIES
   ---------------------

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses) reported as a separate component of stockholders' equity. Accumulated other comprehensive income reported in stockholders' equity was $28,917 at March 31, 2002 and $66,667 at June 30, 2001. The Company owns 333,334 shares of Boundless Corporation common stock. Comprehensive income for the three and nine months ended March 31, 2002 was $695,985 and $1,537,549, respectively, consisting of net income, the change in unrealized gain or loss on marketable securities and the cumulative currency translation gains or losses during the period.

5. REVENUE RECOGNITION AND MAJOR CUSTOMERS
   ---------------------------------------

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition is followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collection is probable. Revenue related to post contract services is recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant, and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by March 31, 2002 and 2001 were $142,661 and $190,000, respectively. Accounts receivable relating to "bill and hold" transactions were $142,661 and $190,000 at March 31, 2002 and 2001, respectively.

6. INVENTORIES
   -----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consist of the following:

                                                                       March 31,                 June 30,
                                                                         2002                      2001
                                                                ------------------------  -----------------------
Purchased components and subassemblies                                         $392,594                 $167,730
Finished goods                                                                  193,663                  291,006
                                                                ------------------------  -----------------------
                                                                               $586,257                 $458,736
                                                                ========================  =======================

7. LINE OF CREDIT
   --------------

The Company has a line of credit agreement with a bank which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2002. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (5.25% at March 31, 2002). At March 31, 2002 and June 30, 2001, there was $2,000,000 available for borrowing under the line. During the nine months ended March 31, 2002 and 2001, there were no borrowings under the line.

The line of credit is collateralized by substantially all of the assets of the Company and requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. The Company is in compliance with these ratios and conditions at March 31, 2002.


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

                                                        For the three months ended          For the nine months ended
                                                               March 31,                              March 31,
                                                   ----------------------------------    ---------------------------------
                                                        2002                2001               2002              2001
                                                   --------------     ---------------    ---------------    --------------
Net income (loss)                                       $705,058          $(495,748)         $1,575,299        $(959,820)
                                                   ==============     ===============    ===============    ==============

Weighted average shares outstanding:
   Basic                                              11,175,240          10,176,060         10,573,863        10,242,657
   Employee stock options                              1,333,859                   -            752,843                 -
                                                   --------------     ---------------    ---------------    --------------
   Diluted                                            12,509,099          10,176,060         11,326,706        10,242,657

Earnings (loss) per common share:
   Basic                                                   $0.06             $(0.05)              $0.15           $(0.09)
                                                   ==============     ===============    ===============    ==============
   Diluted                                                 $0.06             $(0.05)              $0.14           $(0.09)
                                                   ==============     ===============    ===============    ==============

For the three and nine month periods ended March 31, 2002, an aggregate of 103,500 stock options were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive. All stock options outstanding during the three and nine month periods ended March 31, 2001 were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive based on the net losses reported in these periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, a new Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's ThinSTAR, Capio and Eon products are thin client computing appliances, which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run Windows-based applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                                         For the Three Months        For the Nine Months
                                                                Ended                        Ended
                                                               March 31,                   March 31,
                                                     ------------------------      -----------------------
                                                         2002            2001         2002            2001
                                                         ----            ----         ----            ----
Gross profit                                             39.5 %          34.2 %       41.4 %           31.2 %

Operating expenses
Sales and marketing                                      18.5            15.1         20.1             17.9
Research and development                                  4.2             5.2          5.1              5.0
General and administrative                                9.1            11.7          9.6             13.2
Acquisition costs                                           -               -            -              1.3
                                                     --------            ----      -------            -----
Operating income (loss)                                   7.7             2.2          6.6             (6.2)
Impairment charge                                           -           (16.5)           -             (6.6)
Interest income, net                                       .7             4.2          1.2              5.0
                                                     --------            ----      -------            -----
           Net income (loss)                              8.4 %         (10.1) %       7.8 %           (7.8) %
                                                     --------            ----      -------            -----

Net revenues for the three and nine months ended March 31, 2002 increased to $8,368,580 and $20,228,442 from $4,911,167 and $12,333,573 for the comparable periods in the prior fiscal year. The increase in net revenues was primarily attributable to increased sales of the Company's Eon and Capio computing appliance products. In addition, net revenues for the three and nine months ended March 31, 2002 include service revenues of $966,323 and $1,394,627, respectively, as a result of the acquisition of ACTIV-e Solutions on December 4, 2001.

The Company's gross profit as a percentage of net revenues for the three and nine month periods ended March 31, 2002 increased to 39.5% and 41.4% compared to 34.2% and 31.2% for the comparable periods of the prior fiscal year. The increase is primarily attributable to the cost benefits of the operating model adopted by the Company during the latter part of the fiscal year ended June 30, 2000 which eliminated proprietary hardware design and engineering costs. The increase is also attributable to reductions in the purchase costs of components and third party license fees and a favorable mix of products sold, offset by lower margins on the Company's services business resulting from the acquisition of Activ-e Solutions. In addition, fixed overhead costs represented a lower percentage of revenue during the three and nine month periods ended March 31, 2002 than in the prior fiscal year.

Operating expenses for the three and nine month periods ended March 31, 2002 were 31.8% and 34.8% of net revenues, compared to 32.0% and 37.4% in the comparable periods of the prior fiscal year as a result of increased sales. Operating expenses for the three and nine month periods ended March 31, 2002 were $2,661,674 and $7,046,153, an increase of 69.2% and 52.5% from operating expenses of $1,573,054 and $4,619,263 in the comparable periods of the prior fiscal year as a result of the Company's execution of its growth strategy. Operating expenses are further discussed below.

         Sales and marketing expenses for the three and nine month periods ended March 31, 2002 were 18.5% and 20.1% of net revenues, compared to 15.1% and 17.9% for the comparable periods in the prior fiscal year. Sales and marketing expenses for the three and nine month periods ended March 31, 2002 were $1,547,448 and $4,072,802, an increase of 109.1% and 83.8% from $740,200 and
$2,215,976 in the comparable periods in the prior fiscal year. These increases reflect additional sales and marketing personnel, including the opening of additional domestic and international sales offices, additional sales and marketing personnel as a result of the acquisitions of ACTIV-e Solutions and of the Capio and ThinSTAR product lines, the alliance with IBM, and higher commissions due to increased sales.

         Research and development expenses for the three and nine month periods ended March 31, 2002 were $352,570 and $1,027,421, an increase of 36.5% and 66.0% from $258,293 and $618,843 in the comparable periods in the prior year primarily as a result of an increase in personnel dedicated to software development activities resulting from the Company's growth strategy.

         General and administrative expenses for the three and nine month periods ended March 31, 2002 were 9.1% and 9.6% of net revenues, versus 11.7% and 13.2% for the comparable periods of the prior fiscal year. General and administrative expenses for the three and nine month periods ended March 31, 2002 were $761,656 and $1,945,930, an increase of 32.6% and 19.9% from $574,561 and $1,623,406 in the comparable periods in the prior fiscal year due to increased staffing and personnel costs as a result of the Company's growth strategy.

         Acquisition costs for the nine month period ended March 31, 2001 were $161,038 or 1.3% of net revenues and consisted primarily of professional service fees incurred in connection with a proposed acquisition that was not consummated.

Net interest income for the three and nine month periods ended March 31, 2002 was $60,045 and $255,746 , a decrease of 71.1% and 58.6% from $207,929 and
$618,301 in the comparable periods in the prior fiscal year. The decrease was due primarily to lower interest rates and lower amounts invested primarily as a result of the Company's use of cash for acquisitions.

No income tax expense was recognized in the three and nine month periods ended March 31, 2002 due to the availability of net operating loss carryforwards. No income tax benefit was recognized in the three and nine month periods ended March 31, 2001 as there was no assurance that the benefit of the net operating loss carryforwards would be realized.

For the three and nine month periods ended March 31, 2002, the Company had net income of $705,058 and $1,575,299 as compared to net losses of $495,748 and $959,820 for the comparable periods in the prior year primarily as a result of increased revenues and gross margin, offset by an increase in operating expenses, reduced interest income, and a loss on investment of $812,000 in the fiscal 2001 period.

Liquidity and Capital Resources

As of March 31, 2002, the Company had net working capital of $9,842,937 consisting primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's principal sources of liquidity include $7,531,591 of cash, cash equivalents and marketable securities and a $2,000,000 bank line of credit facility, all of which was available as of March 31, 2002. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent with all principal and interest due and payable on December 31, 2002. The Company had no borrowings under the line of credit during the nine months ended March 31, 2002 and 2001.

Cash and cash equivalents decreased by $4,514,777 during the nine months ended March 31, 2002 primarily as a result of the acquisition of the ThinSTAR product line from NCD and an increase in accounts receivable, offset by net income for the period.

The Company generated cash from operations of $202,905 for the nine months ended March 31, 2002 and used cash in operations of $708,840 for the nine months ended March 31, 2001. The increase in cash generated by operations is primarily attributable to higher revenues and improved gross margins, offset by increases in operating expenses and accounts receivable.

The Company used cash in investing activities of $4,476,589 and $163,489 for the nine months ended March 31, 2002 and 2001, respectively. The increase in cash used in investing activities was primarily the result of the acquisitions of ACTIV-e Solutions and the ThinSTAR product line in the nine months ended March 31, 2002.

The Company used cash in financing activities of $240,593 during the nine months ended March 31, 2002, and generated cash of $712,889 during the nine months ended March 31, 2001. The use of cash for the nine months ended March 31, 2002 was primarily attributable to repayments of debt assumed in connection with the acquisition of ACTIV-e Solutions. The increase in cash from financing activities for the nine months ended March 31, 2001 was attributable primarily to a decrease in notes receivable.

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

We have made three acquisitions and entered into an alliance with IBM to be the preferred provider of thin client appliance products to IBM and its customers within the last year. We have not yet fully integrated these businesses or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure you that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the affects of any completed or future transactions on financial results may differ from our expectations.

Although we have generated an operating profit in the past five quarters, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         Although we have generated an operating profit in the last five quarters, we have incurred net losses in the past and have an accumulated deficit of $6.8 million as of March 31, 2002. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three and nine months ended March 31, 2002 reflecting the hiring of additional key personnel as we continue to implement our growth strategy. This includes the additional personnel we hired in the three month period ended March 31, 2002 in connection with the alliance with IBM and the acquisition of the ThinSTAR product line from NCD. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.

         Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from hardware, software and consulting services. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to increase its market share or to meet competitors' price reductions.

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

         We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. A significant portion of our revenues is derived from the sale of computing appliances that are bundled with our software. These computing appliances are produced for us by third parties. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline.

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

         As a result of our acquisition of the ThinSTAR product line from NCD, we rely on NCD for the distribution of our ThinSTAR products in Europe. If NCD were to discontinue sales of our products or reduce its sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to NCD's continued viability and financial condition.

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

         In order to continue to develop and market our line of computing appliances, we may need to hire additional software engineers as well as marketing and sales personnel. Competition for employees with these skills is significant and we may experience difficulty in attracting suitably qualified people.

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

Our IT services operations, which we acquired from ACTIV-e Solutions, would suffer and we could lose our customers or fail to attract new customers if we are unable to attract and retain qualified personnel.

         Our IT services business is labor-intensive, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. Some of these individuals are in great demand and are likely to remain a limited resource for the foreseeable future. We may not be able to engage the services of such personnel or retain our current personnel. If we do not succeed in attracting new, qualified personnel or successfully retaining our current personnel, our IT services business will suffer.

If our contracts with Citrix and other vendors of hardware components and software applications were terminated, our IT services business would be materially adversely affected.

         We depend on third-party suppliers to provide us with key hardware components and software applications in connection with our IT services business. If such contracts and relationships were terminated, our services revenues would be negatively affected.


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On January 7, 2002, in connection with an alliance entered into by the Company with International Business Machines Corporation, under which the Company will supply thin client appliances to IBM and its customers and has licensed IBM technology to develop next generation thin client appliance products, the Company issued 375,000 shares of Neoware common stock to IBM. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof as a transaction not involving a public offering. The sale was made to a knowledgeable and experienced investor which had access to information respecting the Company and its business.


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              10.1* Employment Agreement dated March 4, 2002 between the Company and Howard L. Hunger

              * Management Contract

         (b)  Reports on Form 8-K:

              On January 8, 2002, the Company filed a Form 8-K relating to the alliance it entered into with International Business Machines Corporation.

              On January 29, 2002, the Company filed a Form 8-K relating to the acquisition of substantially all of the assets of ACTIV-e Solutions.

              On February 19, 2002, the Company filed a Form 8-K/A relating to the acquisition of substantially all of the assets of ACTIV-e Solutions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                  NEOWARE SYSTEMS, INC.



Date: May 15, 2002                By: /S/ MICHAEL G. KANTROWITZ
                                  ----------------------------------------------
                                           Michael G. Kantrowitz
                                           President and Chief Executive Officer



Date: May 15, 2002                By: /S/ VINCENT T. DOLAN
                                  ------------------------
                                           Vincent T. Dolan
                                           Vice President-Finance/Administration
                                           (Principal Accounting Officer and
                                           Principal Financial Officer)