Form 10-K
period 2002-06-30
NEOWARE SYSTEMS INC
filed 2002-09-30
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2002
                                       or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 000-21240
                                               ---------

                              NEOWARE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter.)

                  Delaware                               23-2705700
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

400 Feheley Drive, King of Prussia, Pennsylvania                  19406
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (610) 277-8300

       Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered

               None                                      None
---------------------------------             -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $190,025,000. Such aggregate market value was computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on September 16, 2002. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant's Common Stock outstanding as of September 17, 2002 was 13,378,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 4, 2002 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to
Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into
Part III.

                                                 TABLE OF CONTENTS                                              PAGE
                                                 -----------------                                              ----
PART I............................................................................................................3
         Item 1.           Business...............................................................................3
         Item 2.           Properties.............................................................................8
         Item 3.           Legal Proceedings......................................................................8
         Item 4.           Submission of Matters to a Vote of Security Holders....................................8

PART II...........................................................................................................9
         Item 5.           Market for Registrant's Common Equity and Related Shareholder
                           Matters................................................................................9
         Item 6.           Selected Financial Data...............................................................10
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................11
         Item 8.           Financial Statements and Supplementary Data...........................................22
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..22

PART III.........................................................................................................23
         Item 10.          Directors and Executive Officers of the Registrant....................................23
         Item 11.          Executive Compensation................................................................24
         Item 12.          Security Ownership of Certain Beneficial Owners and Management. ......................24
         Item 13.          Certain Relationships and Related Transactions........................................24

PART IV..........................................................................................................25
         Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................25





                                                         2

                                     PART I

ITEM 1.  BUSINESS.

General

Neoware Systems, Inc. (the "Company") provides software, services and solutions to enable Appliance Computing, a new Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Eon, Capio and ThinSTAR products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

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

On June 28, 2001, the Company purchased the thin client business of Boundless Technologies, Inc., which included the Capio product line and associated software and intellectual properties and access to the Capio distribution and customer databases, for $1,600,000, excluding transaction costs and assumed contractual obligations.

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The purchase price was payable in cash of $75,000, 569,727 shares of the Company's newly issued Common Stock with a market value of $3.24 per share and the assumption of net liabilities of approximately $1,178,000, excluding transaction costs.

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company is the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued 375,000 newly issued Common Stock with a market value of $6.26 per share to IBM.

On March 26, 2002, the Company acquired the assets of the ThinSTAR product line from Network Computing Devices, Inc. In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The purchase price was payable in cash of $4,000,000, excluding transaction costs.

On May 24, 2002, the Company completed a $12,000,000 private placement of its Common Stock to institutional investors. The Company sold 1,600,000 shares of its Common Stock at a price of $7.50 per share. Proceeds from the offering will be used for general corporate purposes and to fund potential future acquisitions.

Product Strategy

The Company's current strategy is to establish itself as the recognized leader in the market for software, services and solutions to power and manage the wide-scale deployment of computing appliances used by businesses. The Company provides its software on top of a number of embedded operating systems, including Microsoft's Windows CE .NET, NT Embedded and XP Embedded as well as an embedded version of the Linux operating system. The Company intends to establish a leadership role in its space by partnering with other companies to build applications with the Company's embedded software and management tools for a wide variety of vertical business markets. The Company intends to seek out partners who have strong market positions in the server-based computing market to expand its existing sales, marketing and distribution channels and customer relationships in order to gain access to new markets and customers. As part of this strategy, the Company intends to leverage its existing technology and marketing relationships with leading technology companies to build its business.

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

In addition to providing products, the Company has begun to develop a revenue stream from consulting services, training services and assisting enterprise customers as they manage the large-scale deployment of applications to computing appliances. The Company intends to continue to bundle its software products with industry-standard appliance platforms to enable complete hardware, software and management solutions for its customers.

The Company's products incorporate the following elements:

Central Administration and Lower Cost of Ownership. The Company's products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize the Company's products typically run applications and store files on a server, not on desktop devices as with a personal computer. This makes administration of the Company's products much simpler than administration of personal computers, since administrative tasks take place at a small number of servers instead of a much larger number of desktops. The Company's ezRemote Manager software is a core product offering that makes the Company's products easier to manage, update and administer centrally.

Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including central management, security, embedded operating systems, windowing and networking software, applications software development, graphics acceleration, multimedia design and compression algorithms. Utilizing more than fifteen years of experience designing embedded UNIX operating systems, the Company has ported its proprietary software technologies to embedded versions of the Windows and Linux operating systems to develop a unique software product, which is designed specifically for computing appliance environments.

Use of Industry Standard Components. The Company plans, implements and manages the manufacturing of its system products to take advantage of industry-standard components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of its products quickly to meet customer demand.

Product Upgrades and Enhancements. The Company sells software upgrades and enhancements to customers of its own appliances, as well as upgrades and enhancements to customers utilizing appliances sold by other vendors. This allows customers to expand their use of Appliance Computing, manage all of their appliances through one management tool, ezRemote Manager, and provide the same end-user experience to all appliances. This provides customers extended use of their installed appliances without changing hardware, and provides a continued relationship with, and revenue stream from, the customer.

Appliance Computing Technical Support and Consulting Services. The Company provides technical support services in addition to software and appliances. This support extends from the appliance, through the customer's network infrastructure, including their server complex, which allows customers to work with one supplier with the expertise to assist them.

Customers

The Company's customers span a wide range of industries, including retail, aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications. The Company's products have been adopted by such customers as 1-800-FLOWERS.COM, Air Canada, Bed, Bath and Beyond, Bristol Myers Squibb, Burlington Coat Factory, Caesar's Palace, California Department of Motor Vehicles, Circuit City, Costco, Daughters of Charity, ESPN, Harley Davidson, Hollywood Video, IBM, Intel, Keystone Automotive, Kilotou, Lee Memorial HealthCare, Lockheed Martin, MicronPC, Monongehela Valley Hospital, Motorola, National Car Rental, National Semiconductor, Neiman Marcus, OfficeMax, O'Reilly Auto Parts, Raymour and Flanagan, Target Corporation, US Veteran's Administration, Wal-Mart and others.

Revenues from one customer amounted to 10.2% of total net revenues for the year ended June 30, 2002 and revenues from a different customer amounted to 10.2% for the year ended June 30, 2001. No single customer represented 10% or more of total net revenues during the year ended June 30, 2000.

Product Development

The Company believes that its ability to expand the market for its products will depend in large part upon its ability to develop cross-platform enhancements to the Windows CE, NT and XP Embedded and Linux operating systems, and to continue to develop new software products that incorporate the latest improvements in performance, capability and manageability targeted specifically at the Appliance Computing market. Accordingly, the Company is committed to investing significant resources in software development activities. During fiscal 2002, 2001 and 2000, the Company's expenditures for research and development totaled $1,441,359, $955,386 and $648,548, respectively.

The Company's current research and development programs include:

o Development of enhancements to Microsoft's Windows CE .NET, NT and XP Embedded and the Linux operating system designed to make them more manageable and secure in network environments.

o Development of server-based remote management software designed to manage the wide-scale deployments of large numbers of network-connected devices.

o Integration of the intellectual property acquired from IBM and licensed from NCD into theCompany's software products.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's products, maintain the Company's position as a recognized innovator in the Appliance Computing industry and differentiate the Company's products from personal computers and alternative types of devices. The Company's marketing activities include participation in trade shows and conferences, advertising and press relations with leading trade publications and the publication of technical articles.

The Company's products have won numerous awards in the computing appliance and Windows-based terminal market, including "Editor's Choice" from PC Magazine, "Best Windows-based Terminal" and "Editors Choice" from Network Computing, "Best Buy" from Network Solutions, "Byte Best" from Byte Magazine, "Top of the World" from SCO World, "Crossroads A-List" from Open Systems Advisors, "Best Buy" from PC Dealer, "Gold Award for Excellence" from Computing Magazine, "Five Stars for Features and Overall Performance" from PC Pro, "Best Buy" from PC Week UK, "5-Star PC Digest Recommends" from PC Digest, "Best Buy" from Network Solutions and Reader's Choice Award from Windows & .NET Magazine.

The Company distributes its products in North America through IBM, value-added resellers, system integrators, distributors, direct sales to end user customers and OEMs, and via the Internet.

The Company utilizes distributors for its products throughout the world, and has relationships with distributors in the United States, United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, India, Egypt, Latvia, Korea, Philippines, New Zealand, Australia, Malaysia and South Africa. Foreign revenues, which accounted for approximately 30%, 24% and 28% of net revenues, respectively, in fiscal 2002, 2001 and 2000, may be subject to government controls and other risks, including export licenses, federal restrictions on the export of technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

Service and Support

The Company believes that its ability to provide service and support is an important element in the marketing of its products. The Company provides systems integration services, and also provides technical support at customers' sites, as well as via telephone and electronic mail. The Company's technical support specialists not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist in increasing the efficiency and productivity of their networks. The Company provides system level support through its headquarters-based technical maintenance organization and through contracted third-party maintenance organizations.

The Company typically warrants its appliance products against defects in materials and workmanship for three years after purchase by the end user. To date, the Company has not encountered any material product maintenance problems.

Competition

The Appliance Computing market is characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from suppliers of personal computers, as well as providers of Windows-based terminals and thin clients.

Competitive products are offered by a number of established computer manufacturers, including Hewlett Packard, Sun Microsystems and Wyse Technology. Some of these companies have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company believes that the principal competitive factors among suppliers include breadth of product line, product price/performance, capabilities of the products, software features, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to these factors.

The Company, as well as other manufacturers of computing appliances, also faces competition from established computer manufacturers whose personal computer products offer alternatives to computing appliances for many applications. Computing appliances compete with personal computers offered by such manufacturers as Dell, Gateway, and Hewlett Packard. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. Computing appliances compete favorably on a price/performance basis with personal computer networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customers' perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by computing appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the computing appliance market evolves and competition increases.

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

Manufacturing and Suppliers

The Company provides its software and management tools on hardware platforms designed and manufactured for it by third parties. These platforms utilize high-performance, industry-standard components used in high volume in the PC industry. This lowers the cost of manufacturing the Company's products and allows the Company to continue to lower the cost of its products as the costs of personal computers decline. The Company uses this strategy to compete with other companies that design and manufacture their own proprietary hardware. This strategy has allowed the Company to significantly lower the cost of its products and operations, and has allowed the Company to increase sales with higher margins and lower inventory levels.

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

Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach by the Company. The Company has licensed technology from IBM, Citrix Systems, Inc., Microsoft Corporation, and Pericom Software PLC. In addition to these licensing agreements, the Company holds various other licenses which it does not consider to be material.

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

Employees

As of September 17, 2002, the Company had 101 employees.

ITEM 2.  PROPERTIES

The Company's principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. The primary facility consists of approximately 22,000 square feet under a lease with an expiration date of September 30, 2005. The annual gross rent for the facility, including operating expenses, is approximately $220,000. In March 2002 the Company entered into a two-year lease for approximately 4,800 square feet at a facility in King of Prussia. The annual gross rent for this facility, including operating expenses, is approximately $96,000. The Company also leases a number of sales offices in the US, Europe and Australia. The Company believes that its facilities are adequate for its present requirements, and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

The Company's Common Stock began trading on the NASDAQ National Market on August 7, 2002. Prior to that date, the Company's Common Stock was traded on the NASDAQ SmallCap Market. Prior to August 1, 1997, the Company's Common Stock traded under the symbols HDSX and, effective on that date, began trading under the symbol NWRE. The following table sets forth the high and low closing bid quotations for the Company's Common Stock for the periods indicated.


2002                                  High             Low
----                                  ----             ---
First Quarter                         2.81             1.34
Second Quarter                        4.90             1.60
Third Quarter                        10.03             5.15
Fourth Quarter                       11.70             7.49


2001                                  High             Low
----                                  ----             ---
First Quarter                         3.69             1.75
Second Quarter                        2.88             1.00
Third Quarter                         2.28             1.19
Fourth Quarter                        2.69             1.18


The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 105 holders of record of Common Stock as of June 30, 2002. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

In May 2002, the Company sold 1.6 million shares of Common Stock in a private placement at a price of $7.50 per share. Net proceeds to the Company were approximately $11.2 million after transaction costs. The shares were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) and Rule 506 thereof as a transaction not involving a public offering. The shares were acquired for investment and not with a view to the distribution thereof by accredited investors which had access to information respecting the Company and its business. In connection with the private placement, the Company granted to one of the placement agents for the offering warrants to purchase a total of 48,000 shares of the Company's Common Stock at an exercise price of $9.375 per share until May 2005, subject to adjustment under certain conditions. The warrants were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering. The warrants were acquired for investment and not with a view to the distribution thereof by an accredited investor which had access to information respecting the Company and its business. A total of 35,000 of these warrants were exercised in September 2002.

In June 2001, in connection with acquisition-related consulting services provided to the Company by a strategic and financial adviser, the Company granted to the adviser and two of its affiliates warrants to purchase a total of 86,095 shares of the Company's Common Stock at an exercise price of $2.20 per share until June 2004, subject to adjustment under certain conditions. The warrants were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) thereof. The warrants were acquired for investment and not with a view to the distribution thereof by accredited investors which had access to information respecting the Company and its business. The warrants were exercised in July 2002.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for the periods indicated. The data below have been derived from the Company's consolidated financial statements, which have been audited by KPMG LLP, independent auditors, as of and for the year ended June 30, 2002 and by Arthur Andersen LLP, independent public accountants, for the other years presented. The data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company together with the related notes thereto included elsewhere herein and Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                         Year Ended June 30,
                                                -----------------------------------------------------------------------
                                                    2002           2001           2000          1999            1998
                                                    ----           ----           ----          ----            ----
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $34,309,667    $17,654,825    $11,044,870    $10,665,753    $19,976,423
                                                -----------    -----------    -----------    -----------    -----------
Gross profit                                     13,964,633      5,962,050      2,318,774      1,367,637      3,637,368
Operating expenses                               10,982,358      6,430,513      4,430,785      4,163,346      9,389,393
                                                -----------    -----------    -----------    -----------    -----------
Operating income (loss)                           2,982,275       (468,463)    (2,112,011)    (2,795,709)    (5,752,025)
Gain on sale of equity investment                    --              --            --            406,930         --
Loss on investment                                   --           (812,000)        --             --             --
Interest income, net                                296,045        771,695        291,900         38,317       (338,354)
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes                 3,278,320       (508,768)    (1,820,111)    (2,350,462)    (6,090,379)
Income taxes                                     (1,346,728)         --            --            430,396     (1,121,554)
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss)                               $ 4,625,048    $  (508,768)   $(1,820,111)   $(2,780,858)   $(4,968,825)
                                                ===========    ===========    ===========    ===========    ===========
Basic earnings (loss) per share                 $      0.42    $     (0.05)   $     (0.25)   $     (0.44)   $     (0.86)
Diluted earnings (loss) per share               $      0.39    $     (0.05)   $     (0.25)   $     (0.44)   $     (0.86)

Weighted average number of shares used in
   Basic earnings (loss) per share
   computation                                   10,904,565     10,226,316      7,374,692      6,278,317      5,784,366
Weighted average number of shares used in
   Diluted earnings (loss) per share
   computation                                   11,851,327     10,226,316      7,374,692      6,278,317      5,784,366

                                                                            As of June 30,
                                                -----------------------------------------------------------------------
BALANCE SHEET DATA:                                 2002          2001           2000           1999           1998
                                                    ----          ----           ----           ----           ----
Current assets                                  $29,722,626    $16,435,552    $17,995,134    $ 5,646,345    $10,861,643
Current liabilities                               5,893,267      2,698,939      2,191,299      3,223,986      6,180,319
Working capital                                  23,829,359     13,736,613     15,803,835      2,422,359      4,681,324
Total assets                                     42,398,960     18,788,842     18,668,379      7,325,897     13,021,393
Long-term debt excluding current portion            204,131          --             --             --             --
Stockholders' equity                             36,601,562     16,089,903     16,477,080      4,101,911      6,841,074

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, a new Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Eon, Capio and ThinSTAR products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration. Because of this, computing appliances can save up to 80 percent of the total cost of ownership of networked personal computers, resulting in significant cost savings for enterprise customers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                                Year Ended June 30,
                                               --------------------

                                               2002    2001    2000
                                               ----    ----    ----

Gross profit                                   40.7%   33.7%   21.0%
Operating expenses:
     Sales and Marketing                       18.6    17.3    14.5
     Research and Development                   4.2     5.4     5.9
     General and administrative                 9.2    12.3    15.5
     Acquisition costs                          --      1.4     4.2
                                               ----    ----    ----

Operating income (loss)                         8.7    (2.7)  (19.1)
Loss on investment                              --     (4.6)    --
Interest income, net                             .9     4.4     2.6
                                               ----    ----    ----
Income (loss) before taxes                      9.6    (2.9)  (16.5)
Income taxes                                   (3.9)    --      --
                                               ----    ----    ----
Net income (loss)                              13.5%   (2.9)% (16.5)%
                                               ====    ====    ====

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

For the year ended June 30, 2002, net revenues increased by $16,654,842 or 94.3% to $34,309,667 from $17,654,825 for the prior fiscal year. The increase in net revenues was attributable to the shipment of a higher number of units of the Company's Eon and Capio computing appliance products; net revenues attributable to ACTIV-e Solutions operations acquired on December 4, 2001 which amounted to $2,222,176; net revenues generated from the ThinSTAR computing appliance product line acquired on March 26, 2002 which amounted to $2,892,167; and net revenues generated from the IBM Alliance which was entered into on January 8, 2002 which amounted to approximately $2,000,000.

The Company's gross profit as a percentage of net revenues increased to 40.7% for the year ended June 30, 2002, from 33.7% for the prior fiscal year. The increase in gross profit is attributable to the Company's software-powered business model, under which it outsources the design and production of its appliance products, and to the impact of increased volumes of appliances sold on component and license costs and the spreading of fixed overhead costs over a larger revenue base.

Operating expenses for the year ended June 30, 2002 were $10,982,358, an increase of $4,551,845 or 70.8% from operating expenses of $6,430,513 for the prior fiscal year. As a percentage of revenues, total operating expenses declined to 32.0% from 36.4% in the prior fiscal year.

Sales and marketing expenses increased by $3,323,116, or 108.7%, to $6,381,124 for the year ended June 30, 2002 compared to $3,058,008 for the prior fiscal year. The increase reflects personnel additions to sales, marketing and business development staffing.

Research and development expenses for the year ended June 30, 2002 increased by $485,973, or 50.9%, to $1,441,359 from $955,386 in the prior fiscal year primarily due to increases in staffing.

General and administrative expenses for the year ended June 30, 2002 increased by $988,595, or 45.6%, to $3,159,875 from $2,171,280 for the prior fiscal year primarily due to increased staffing and personnel costs.

During the year ended June 30, 2001, the Company incurred costs of $245,839 in connection with proposed acquisitions and/or strategic relationships that were not consummated.

The Company realized net interest income of $296,045 for the year ended June 30, 2002 compared to net interest income of $771,695 for the prior fiscal year. The decrease was due to lower interest rates and a reduction in the amount of cash invested resulting from the Capio, ACTIV-e and ThinSTAR acquisitions.

For the year ended June 30, 2002, the Company recorded a net income tax benefit of $1,346,728 which reflects the reversal of a previously recorded valuation allowance against deferred income tax assets. This reversal is the result of the Company's recent sustained history of operating profitability and future prospects of continued profitability. The effective income tax rate for the year ended June 30, 2001 was zero since no income tax benefit was recognized as a result of the net operating losses incurred as there was no assurance at that time that the benefit of the net operating loss carryforward would be realized.

For the year ended June 30, 2002, the Company generated net income of $4,625,048 as compared to a net loss of $508,768 for the prior fiscal year. The improvement in performance is primarily attributable to higher revenues, higher gross profit margin and the net income tax benefit, offset by increased operating expenses.

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

Operating expenses for the year ended June 30, 2001 were $6,430,513, an increase of $1,999,728 or 45.1% from operating expenses of $4,430,785 for the prior fiscal year.

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

During the year ended June 30, 2001, the Company recorded a loss on investment of $812,000 relating to a note receivable from Broadreach Consulting, Inc. The note was originally entered into in October 1997 in connection with the merger of a wholly-owned subsidiary of the Company into Broadreach. (See Note 13 to the Consolidated Financial Statements.)

The Company realized net interest income of $771,695 for the year ended June 30, 2001 compared to net interest income of $291,900 for the prior fiscal year. The increase was primarily due to interest earned for the entire year on the cash generated during the latter part of the prior fiscal year from the exercise of the Company's Redeemable Stock Purchase Warrants.

The effective income tax rate was zero for the years ended June 30, 2001 and 2000. No income tax benefit was recognized in either fiscal year as a result of the net operating losses incurred as there was no assurance at the time that the benefit of the net operating loss carryforward would be realized.

For the year ended June 30, 2001, the Company's net loss was $508,768 as compared to a net loss of $1,820,111 for the prior fiscal year. The reduction in the loss is attributable to higher revenues and gross profit margin, offset by increased operating expenses and the loss on investment.

Liquidity and Capital Resources

As of June 30, 2002, the Company had net working capital of $23,829,359 composed primarily of cash and cash equivalents and accounts receivable. The Company's principal sources of liquidity include $17,031,422 of cash and cash equivalents and a $2,000,000 line of credit facility with First Union National Bank, of which $2,000,000 was available as of June 30, 2002. The facility is secured by a first lien security interest in all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement also provides that borrowings under the line will be based on the amount of eligible accounts receivable, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus 1/2% percent, with interest payable monthly, and all principal and interest is due and payable on December 31, 2002. The Company had no borrowings under the line of credit during the year ended June 30, 2002.

Cash and cash equivalents increased by $5,318,887 during the year ended June 30, 2002, primarily as a result of the proceeds from the Company's private placement of its Common Stock offset by cash utilized in the acquisitions of ACTIV-e Solutions and the ThinSTAR product line from Network Computing Devices, Inc. (See Note 3 to the Consolidated Financial Statements under Item 8., Financial Statements and Supplementary Data.)

The Company used cash from operating activities of $843,661 in fiscal 2002 compared to providing cash of $291,781 during fiscal 2001. The increase in cash used from operations during fiscal 2002 over cash provided from operations for fiscal 2001 was primarily due to the increase in accounts receivable resulting from higher revenues in the fourth quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001 offset in part by the higher level of net income in fiscal 2002 as compared to fiscal 2001. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

Net cash of $4,585,959 was used in investing activities in fiscal 2002 primarily for the acquisitions of the ACTIV-e Solutions and the ThinSTAR product line. Net cash of $2,341,986 was used in investing activities in fiscal 2001, primarily for the Capio product line acquired from Boundless Technologies, Inc. Net cash of $10,748,507 was generated in financing activities during fiscal 2002 primarily as a result of the proceeds from the private placement of the Company's Common Stock. Net cash of $69,052 was used in financing activities in fiscal 2001 primarily as a result of the purchase of treasury stock.

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

Critical Accounting Policies

The Company has identified the following policies as critical to its business and the understanding of its results of operations. The impact of these policies is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect reported and anticipated financial results. For a detailed discussion on the application of these and other accounting policies see Note 2 in the Notes to the Consolidated Financial Statements. Preparation of this Annual Report on Form 10-K requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expense amounts for the periods being reported. There can be no assurance that the Company's actual results will not differ from these estimates.

Revenue Recognition

The Company's revenue recognition policy is significant as revenue is a key component of results of operations. The timing of revenues also affects the timing of various expenses, such as commission and royalty expenses. The Company recognizes revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. Generally, the Company recognizes revenue upon shipment of products and revenue related to post-contract services on such shipments is recognized with the initial sale as the fee is included with the initial license fee, post-contract services are for one year or less, the cost of providing is not significant and unspecified upgrades/enhancements offered have historically been and are expected to be minimal and infrequent. Revenue from service obligations associated with service contracts is generally recognized ratably over the service period. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer.

The Company records a provision for estimated sales returns and allowances in the same period that related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future returns, additional provisions could be required which would adversely affect revenues reported in future periods. The Company's agreements with its customers typically do not provide for product returns except for very limited circumstances and the impact of product returns has not historically been a significant factor in the Company's results of operations.

Accounts Receivable

The Company sells products and services to a large number of customers in various industries worldwide. Trade accounts receivable are exposed to normal credit risks and the Company provides for potential bad debts based upon the results of management's review of all significant outstanding invoices and the age of all of its receivables. The Company also performs ongoing credit reviews of its customers payment performance and financial condition. If the judgments made as a result of this review are inaccurate, additional provisions for potential bad debts may be required which would adversely affect the results of operations of future periods.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a first-in first-out (FIFO) basis. Inventories on hand include the cost of materials, freight, direct labor and other manufacturing overhead. The Company regularly reviews its inventories on hand and records any provisions needed for excess and obsolete inventories based on forecasted demand, new product rollouts and production requirements. In making these judgments, the Company relies on historical sales data and on projected sales and new product introduction forecasts. If these estimates do not properly reflect future results, provisions for excess and obsolete inventories could be required in future periods.

Income Taxes

The Company records the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards. The Company exercises judgment relating to projected future taxable income to determine the recoverability of any tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional income tax expense in future periods.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

We may not be able to successfully integrate the acquisitions we have completed and alliance we have entered into as part of our growth strategy, which may materially adversely affect our growth and our operating results.

         Within the last 18 months, we have made three acquisitions and entered into an alliance with IBM to be the preferred provider of thin client appliance products to IBM and its customers. We have not yet fully integrated these businesses or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure you that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions. Managing acquisition and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

Although we have generated an operating profit in the past six reported quarters, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         Although we have generated an operating profit in the last six reported quarters, we have incurred net losses in the past and have an accumulated deficit of $3.8 million as of June 30, 2002. We expect to continue to incur significant operating expenses. Our operating expenses increased during the fiscal year ended June 30, 2002 reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including the additional personnel we hired in connection with our alliance with IBM and our acquisition of the ThinSTAR product line from Network Computing Devices, Inc. and the acquisition of ACTIV-e Solutions. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

         Because of the new and rapidly evolving market for our software and embedded Windows and Linux-based computing appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid losses. As a result, our quarterly operating results could fluctuate.

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

         We may not succeed in developing and marketing our software and computing appliance products and our operating results may decline as a result.

Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.

         Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from hardware, software and consulting services. The gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to increase our market share or to meet competitors' price reductions.

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

         We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Microsoft Corporation provides Windows to us, and we do not have access to the source code for Windows. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if we are unable to license these operating systems on favorable terms, our operations may suffer.

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

         We depend upon single source suppliers for some of our computing appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability.

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

If we are unable to continue generating substantial revenues from international sales our business could be adversely affected.

         Currently, approximately 30% of our revenues come from international sales. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

         As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM's customers. If IBM were to discontinue sales of our products or reduce its sales efforts, it could adversely affect our operating results.

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

         The Appliance Computing market is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

         Our products and technologies are complex and we are substantially dependent upon the continued service of our existing personnel. The loss of any of our key employees could adversely affect our business and profits and slow our product development processes.

Errors in our products could harm our business and our operating results.

         Because our software and computing appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

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

If our contracts with Citrix and other vendors of hardware components and software applications and hardware were terminated, our IT services business would be materially adversely affected.

         We depend on third-party suppliers to provide us with key hardware components and software applications in connection with our IT services business. If such contracts and relationships were terminated, our IT revenues would be negatively affected.

Our use of Arthur Andersen LLP as our independent auditor may pose risks to us and limit our ability to seek potential recoveries from them related to their work.

         Our consolidated financial statements as of and for each of the three years in the period ended June 30, 2001 were audited by Arthur Andersen LLP (Andersen). On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury convicted Andersen of these charges. On July 23, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors for our current fiscal year ended June 30, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen's consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen and in light of the cessation of Andersen's SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore their right of recovery under that section may be limited as a result of the lack of our ability to obtain Andersen's consent.

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding future margins and margin trends, future revenues and operating results, lower inventory levels, increased sales, the Company's competitive position, the reduction of the cost of producing the Company's products, the cost benefits and other advantages of the Company's products, the acquisition of businesses and technologies, the establishment of strategic partnerships and other relationships, the availability of cash or other financing sources to fund future operations and acquisitions, the enhancement of the Company's technology, the investment of significant resources in software development activities, the growth in the thin client market, and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, changes in general economic conditions and risks associated with foreign operations and political and economic uncertainties associated with current world events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company earns interest income from its balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates which primarily affects the investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in its investment policy.

As of June 30, 2002, cash equivalents consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company's investments decreased by 100 basis points, interest income for the year ended June 30, 2002 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on July 1, 2001 and reduced the yield of each investment instrument by 100 basis points.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are filed under this Item 8, beginning on page 30 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

At the direction of the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, on July 23, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants.

Andersen's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years ended June 30, 2001 and through July 23, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with their reports on the Company's consolidated financial statements for such fiscal years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the period set forth in the preceding sentence.

The Company provided Andersen with a copy of the foregoing disclosures and requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The Company was advised that Andersen no longer had the ability to provide such letters, and therefore the Company relied on the provisions of Item 304T(b)(2) to excuse its inability to comply with the requirements of Item 304(a)(3).

In addition, at the direction of the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, on July 23, 2002, the Company engaged KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year ended June 30, 2002. During the Company's two most recent fiscal years and through July 23, 2002, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

         The following individuals are the current executive officers of the
Company:

         Name                      Age      Position
         ----                      ---      --------
         Michael G. Kantrowitz      42      President and Chief Executive Officer

         Steven B. Ahlbom           52      Vice President of Operations

         Edward M. Parks            50      Vice President of Engineering

         Vincent T. Dolan           59      Vice President of Finance and Administration

         Anthony J. DePaul          58      Executive Vice President of Sales

         Howard L. Hunger           56      Executive Vice President of Marketing and
                                            Business Development

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

Mr. Ahlbom has been Vice President of Operations of the Company since March 2, 1995. Prior to that, he held the positions of Vice President of Operations and Manager of Operations of HDS from 1988. Prior to joining HDS, Mr. Ahlbom was WorldWide Quality Assurance Manager for Commodore International from 1987 until 1988, and served as Quality Assurance Manager of Burroughs Corporation.

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

Mr. DePaul has served as Executive Vice President of Sales since the acquisition of ACTIV-e Solutions on December 4, 2001 where he served as Chairman and Chief Executive Officer from 1999 to 2001. Prior to that Mr. DePaul was Chief Executive Officer of Zurich Payroll Solutions, a payroll services company, from 1997 to 1999. Mr. DePaul also served as Vice President of Sales for Decision One, a national computer services Company from 1995 to 1996. During 1996 and 1997, Mr. DePaul founded Infinity Systems, a computer imaging services company.

Mr. Hunger has been Executive Vice President of Marketing and Business Development since March 4, 2002. Mr. Hunger joined the Company following a 33 year career at IBM. Most recently, from 1996 to 2002, he was the Director of Marketing for IBM Net Devices, responsible for the worldwide marketing, and the key spokesperson for, IBM's thin client product line. Mr. Hunger joined IBM in 1968 and held various executive positions since 1986. He has been a member of the Board of Directors of the Information Technology Association of America
(ITAA) and the American Software Association, and has been a member of the national advisory board of the Business Practices Survey of the Massachusetts Computer Software Council.

All officers of the Company are appointed annually by the Company's Board and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" under "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

(a)(1)   Financial Statements
-----------------------------

See Index to Financial Statements at page 30.

(a)(2)   Financial Statement Schedules
--------------------------------------

All schedules have been omitted because they are not applicable, or not required, or the information is shown in the financial statements or notes thereto.

(a)(3) Exhibits
---------------

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit
Numbers  Description
-------  -----------

3.1      Certificate of Incorporation (Exhibit 3.1)(1)

3.2      Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3      By-laws (Exhibit 3.2)(4)

4.1 Common Stock Purchase Warrants held by GKN Securities Corp. and two affiliated persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants held by the affiliated persons are not being filed) (Exhibit 4.2)(7).

4.1.1 Warrant to purchase 48,000 shares of Common Stock dated May 22, 2002 in favor of Emerging Growth Equities, Ltd.(Exhibit 99.3)(10)

10.1     Lease between the Registrant and GBF Partners, as amended. (Exhibit
         10.9)(3)

10.2 Second Amendment to Commercial Lease, dated July 31, 2000, between the Registrant and GBF Partners.(Exhibit 10.3)(6)

10.3+    1995 Stock Option Plan (as amended on May 16, 2000). (Exhibit 10.2)(5)

10.4+ Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(5)

10.5+ Employment Agreement, dated June 10, 1999 between the Registrant and Edward M. Parks. (Exhibit 10.7)(4)

10.6+ Letter agreement, dated October 1, 1998 between the Registrant and Steven Ahlbom. (Exhibit 10.8)(4)

10.7+ Letter Agreement, dated January 27, 1999, between the Registrant and Vincent T. Dolan. (Exhibit 10.9)(6)

10.8+ Note, dated April 14, 2000, of Michael G. Kantrowitz to the Registrant and Pledge Agreement, dated April 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.10)(6)

10.9+ Note, dated April 14, 2000, of Edward M. Parks to the Registrant and Pledge Agreement, dated April 14, 2000, between the Registrant and Edward M. Parks. (Exhibit 10.11)(6)

10.10+ Employment Agreement, dated December 4, 2001 between the Registrant and Anthony J. DePaul (Exhibit 10.1)(8)

10.11+   2002 Non-Qualified Stock Option Plan (Exhibit 10.2)(8)

10.12+ Employment Agreement, dated February 12, 2002 between the Registrant and Howard L. Hunger (Exhibit 10.1)(9)

10.13 Securities Purchase Agreement dated May 22, 2002 among the Registrant and the persons listed as Purchasers therein(Exhibit 99.1)(10)

10.14 Registration Rights Agreement dated May 22, 2002 among the Registrant, Emerging Growth Equities, Ltd. and the investors named therein(Exhibit 99.2)(10)

10.15+* Note, dated April 17, 2002, of Howard L. Hunger to the Registrant and Pledge Agreement dated April 17, 2002, between the Registrant and Howard L. Hunger

21.*     Subsidiaries

23.1*    Consent of KPMG LLP

23.2*    Notice Regarding Consent of Arthur Andersen LLP

99.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *       Filed herewith.

 +       Management contract or arrangement.

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-85490) filed with the Securities and Exchange Commission on June 5, 2002.

(b) The Company filed the following reports on Form 8-K during the last quarter of fiscal 2002:

         On April 2, 2002, the Company filed a current report on Form 8-K pursuant to Item 2, announcing its acquisition of Network Computing Devices, Inc.'s ThinSTAR thin client appliance product line on March 26, 2002.

         On April 9, 2002, the Company filed a current report on Form 8-K pursuant to Item 5, announcing the issuance of a press release stating a preliminary estimate of its revenues for the quarter ended March 31, 2002.

         On May 30, 2002, the Company filed a current report on Form 8-K pursuant to Item 5, announcing the completion of a $12 million private placement of 1.6 million shares its Common Stock to accredited investors.

         On June 3, 2002, the Company filed a current report on Form 8-K pursuant to Item 2, to provide the required financial information in connection with its acquisition of the ThinSTAR thin client product line from Network Computing Devices, Inc., a Delaware corporation.

         On June 20, 2002, the Company filed a current report on Form 8-K pursuant to Item 7, amending its current report on Form 8-K/A filed on June 3, 2002 solely to include the independent public accountants' name in the Report of Independent Certified Public Accountants issued by BDO Seidman, LLP with respect to the statement of revenues and expenses of the ThinSTAR product line of Network Computing Devices, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NEOWARE SYSTEMS, INC.

Date: September 30, 2002                         By: /s/ Michael G. Kantrowitz.
      ------------------                             --------------------------
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

Each person in so signing also makes, constitutes and appoints Michael G. Kantrowitz, President and Chief Executive Officer, and Vincent T. Dolan, Vice President of Finance and Administration, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

         Signature                                  Title                                   Date
         ---------                                  -----                                   ----
/s/ Arthur R. Spector                       Chairman of the Board                    September 30, 2002
-------------------------------
Arthur R. Spector

/s/ Michael G. Kantrowitz                   President, Chief Executive               September 30, 2002
-------------------------------             Officer and Director (Principal
Michael G. Kantrowitz                       Executive Officer)


/s/ Vincent T. Dolan                        Vice President of Finance and            September 30, 2002
-------------------------------             Administration (Principal Financial
Vincent T. Dolan                            Officer and Principal Accounting
                                            Officer)

/s/ John M. Ryan                            Director                                 September 30, 2002
-------------------------------
John M. Ryan

/s/ Carl G. Sempier                         Director                                 September 30, 2002
-------------------------------
Carl G. Sempier

/s/ Christopher G. McCann                   Director                                 September 30, 2002
-------------------------------
Christopher G. McCann

                                 CERTIFICATIONS

I, Michael Kantrowitz, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Neoware Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002

/s/ Michael Kantrowitz
Michael Kantrowitz
President and Chief Executive Officer


I, Vincent T. Dolan, Chief Financial Officer and Chief Accounting Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Neoware Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002

/s/ Vincent T. Dolan
Vincent T. Dolan
Chief Financial Officer and Chief Accounting Officer

                                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                             ------------------------------------------



                                                                                                                                Page
                                                                                                                                ----
Neoware Systems, Inc. and Subsidiaries
 Independent Auditors' Report                                                                                                     31
 Report of Independent Public Accountants                                                                                         32
 Consolidated Financial Statements:
       Consolidated Balance Sheets as of June 30, 2002 and 2001                                                                   33
       Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000                                     34
       Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000                           35
       Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000                                     36
       Notes to Consolidated Financial Statements                                                                                 37

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Neoware Systems, Inc.:

We have audited the 2002 consolidated financial statements of Neoware Systems, Inc. and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Neoware Systems, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 17, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP




Philadelphia, Pennsylvania
August 23, 2002

Below is a copy of the report previously issued by Arthur Andersen LLP in connection with Neoware System's, Inc.'s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999 have not been included in the accompanying financial statements.


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


                                                /s/ Arthur Andersen LLP


Philadelphia, Pa.,
August 17, 2001

                                                      NEOWARE SYSTEMS, INC.
                                                      ---------------------

                                                  CONSOLIDATED BALANCE SHEETS
                                                  ---------------------------
                                                                                                     June 30
                                                                                     -----------------------------------------
ASSETS                                                                                     2002                   2001
------                                                                               ----------------       ------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    17,031,422        $    11,712,535
   Marketable equity securities                                                              183,333                366,667
   Accounts receivable, net of allowance for doubtful accounts of $351,131
     and $188,151                                                                          9,520,558              3,502,013
   Inventories                                                                             1,040,851                458,736
   Prepaid expenses and other                                                                551,598                369,529
   Notes receivable from officers                                                                 --                 26,072
   Deferred income taxes                                                                   1,394,864                     --
                                                                                     ---------------        ---------------

                Total current assets                                                      29,722,626             16,435,552

PROPERTY AND EQUIPMENT, net                                                                  622,235                199,397

CAPITALIZED AND PURCHASED SOFTWARE, net                                                       47,779                 77,247

NOTES RECEIVABLE FROM OFFICERS                                                               263,732                 52,193

DEFERRED INCOME TAXES                                                                        173,648                     --

GOODWILL AND OTHER INTANGIBLES                                                            11,568,940              2,024,453
                                                                                     ---------------        ---------------

                                                                                     $    42,398,960        $    18,788,842
                                                                                     ===============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                  $     3,111,164        $       935,943
   Accrued expenses                                                                        2,136,776              1,473,718
   Capital lease obligations                                                                  63,037                     --
   Deferred revenue                                                                          582,290                289,278
                                                                                     ---------------        ---------------

                Total current liabilities                                                  5,893,267              2,698,939
                                                                                     ---------------        ---------------


CAPTIAL LEASE OBLIGATIONS                                                                    204,131                     --
                                                                                     ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued
     and outstanding                                                                             --                      --
   Common stock, $.001 par value, 50,000,000 shares authorized, 12,935,615 and
     10,279,663 shares issued  and 12,835,615 and 10,179,663 shares outstanding               12,936                 10,280
   Additional paid-in capital                                                             40,291,861             24,524,567
   Treasury stock, 100,000 shares at cost                                                   (100,000)              (100,000)
   Other comprehensive income (loss)                                                        (116,672)                66,667
   Accumulated deficit                                                                    (3,786,563)            (8,411,611)
                                                                                     ---------------        ---------------
                Total stockholders' equity                                                36,301,562             16,089,903
                                                                                     ---------------        ---------------
                                                                                     $    42,398,960        $    18,788,842
                                                                                     ===============        ===============





                                See accompanying notes to consolidated financial statements.

                                               NEOWARE SYSTEMS, INC.
                                               ---------------------

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------


                                                                            Year Ended June 30,
                                                          -------------------------------------------------------
                                                                2002                2001                2000
                                                          ---------------     ---------------     ---------------
NET REVENUES                                              $    34,309,667     $    17,654,825     $    11,044,870

COST OF REVENUES                                               20,345,034          11,692,775           8,726,096
                                                          ---------------     ---------------     ---------------

            Gross profit                                       13,964,633           5,962,050           2,318,774
                                                          ---------------     ---------------     ---------------
OPERATING EXPENSES:
   Sales and marketing                                          6,381,124           3,058,008           1,599,209
   Research and development                                     1,441,359             955,386             648,548
   General and administrative                                   3,159,875           2,171,280           1,711,918
   Acquisition related costs                                           --             245,839             471,110
                                                          ---------------     ---------------     ---------------

            Total operating expenses                           10,982,358           6,430,513           4,430,785
                                                          ---------------     ---------------     ---------------

            Operating income (loss)                             2,982,275            (468,463)         (2,112,011)

LOSS ON INVESTMENT                                                     --            (812,000)                 --

INTEREST INCOME, net                                              296,045             771,695             291,900
                                                          ---------------     ---------------     ---------------

            Income (loss) before income taxes                   3,278,320            (508,768)         (1,820,111)

INCOME TAXES                                                   (1,346,728)                 --                  --
                                                          ---------------     ---------------     ---------------

NET INCOME (LOSS)                                         $     4,625,048     $      (508,768)    $    (1,820,111)
                                                          ===============     ===============     ===============

BASIC INCOME (LOSS) PER SHARE                             $          0.42      $        (0.05)     $        (0.25)
                                                          ===============     ===============     ===============

DILUTED INCOME (LOSS) PER SHARE                           $          0.39      $        (0.05)     $        (0.25)
                                                          ===============     ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC
  EARNINGS (LOSS) PER SHARE CALCULATION                        10,904,565          10,226,316           7,374,692
                                                          ===============     ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  DILUTED EARNINGS (LOSS) PER SHARE  CALCULATION               11,851,327          10,226,316           7,374,692
                                                          ===============     ===============     ===============





                             See accompanying notes to consolidated financial statements.





                                                        NEOWARE SYSTEMS, INC.
                                                        ---------------------

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           ----------------------------------------------


                                                                  Additional                 Other
                                              Common Stock         Paid-in     Treasury  Comprehensive  Accumulated
                                            Shares     Amount      Capital      Stock    Income (Loss)    Deficit          Total
                                          ----------  -------    -----------  ---------  -------------  -----------     -----------
BALANCE AT JUNE 30, 1999                   6,285,782  $ 6,286    $10,178,357  $  --        $   --       $(6,082,732)    $ 4,101,911
  Net loss                                    --        --              --       --            --        (1,820,111)     (1,820,111)
  Exercise of  warrants                    3,725,853    3,726     13,901,036     --            --            --          13,904,762
  Exercise of  stock options                 263,528      263        290,255     --            --            --             290,518
                                          ----------  -------    -----------  ---------    ---------    -----------     -----------
BALANCE AT JUNE 30, 2000                  10,275,163   10,275     24,369,648     --            --        (7,902,843)     16,477,080
                                                                                                                        -----------
  Net loss                                    --        --              --       --            --          (508,768)       (508,768)
  Unrealized gain on marketable equity
    securities                                --        --              --       --           66,667         --              66,667
                                                                                                                        -----------
  Total comprehensive loss                                                                                                 (442,101)
  Issuance of warrants                        --        --           150,000     --            --            --             150,000
  Purchase of  treasury stock               (100,000)   --              --     (100,000)       --            --            (100,000)
  Exercise of stock options                    4,500        5          4,919     --            --            --               4,924
                                          ----------  -------    -----------   --------    ---------    -----------     -----------
BALANCE AT JUNE 30, 2001                  10,179,663   10,280     24,524,567   (100,000)      66,667     (8,411,611)     16,089,903
                                                                                                                        -----------
  Net income                                  --        --              --        --            --        4,625,048       4,625,048
  Unrealized loss on marketable equity
    securities                                --        --              --        --        (183,339)        --            (183,339)
                                                                                                                        -----------
  Total comprehensive income                                                                                              4,441,709
  Issuance of common stock, net of
    expenses                               1,600,000    1,600     11,191,116      --            --           --          11,192,716
  Shares issued for acquisition              569,727      570      1,845,345      --            --           --           1,845,915
  Shares issued for alliance                 375,000      375      2,347,125      --            --           --           2,347,500
  Exercise of stock options                  111,225      111        162,677      --            --           --             162,788
  Tax benefits related to stock options       --        --           221,031      --            --           --             221,031
                                          ----------  -------    -----------  ---------    ---------    -----------     -----------
BALANCE AT JUNE 30, 2002                  12,835,615  $12,936    $40,291,861  $(100,000)   $(116,672)   $(3,786,563)    $36,301,562
                                          ==========  =======    ===========  =========    =========    ===========     ===========





                                      See accompanying notes to consolidated financial statements.

                                                   NEOWARE SYSTEMS, INC.
                                                   ---------------------

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -------------------------------------

                                                                                     For the Year Ended June 30,
                                                                            ----------------------------------------------
                                                                                2002            2001              2000
                                                                            -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $ 4,625,048      $  (508,768)      $(1,820,111)
   Adjustments to reconcile net income (loss)  to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                                            496,233          363,766           523,398
       Loss on investment                                                            --          812,000                --
       Provision for inventory obsolescence                                          --               --           130,000
       Write-down of property and equipment                                          --               --            35,000
       Deferred income tax benefit                                           (1,347,481)              --                --
   Changes in operating assets and liabilities-
     (Increase) decrease in:
       Accounts receivable                                                   (5,670,353)      (1,433,783)          518,463
       Inventories                                                             (578,166)         661,108            74,580
       Prepaid expenses and other                                               (57,119)        (110,182)           15,126
     Increase (decrease) in:
       Accounts payable                                                       1,050,851         (218,029)         (500,954)
       Accrued expenses                                                         498,114          871,077          (503,747)
       Deferred revenue                                                         139,212         (145,408)          115,014
                                                                            -----------      -----------       -----------
           Net cash provided by (used in)
             operating activities                                              (843,661)         291,781        (1,413,231)
                                                                            -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of ACTIV-e Solutions, Inc.                                         (220,649)              --                --
   Purchase of Network Computing Devices ThinSTAR  product line              (4,172,414)              --                --
   Capitalized and purchased software                                                --          (66,932)         (139,788)
   Purchase of Boundless Technologies, Inc. Capio product line                  (12,420)      (1,874,453)               --
   Alliance agreement transaction costs                                         (52,152)              --                --
   Purchase of marketable securities                                                 --         (300,000)               --
   Purchases of property and equipment, net                                    (128,324)        (100,601)          (34,087)
                                                                            -----------      -----------       -----------
           Net cash provided by (used in)
                 investing activities                                        (4,585,959)      (2,341,986)         (173,875)
                                                                            -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of expenses                   11,192,716               --                --
   Exercise of warrants                                                              --               --        13,904,762
   Purchase of treasury stock                                                        --         (100,000)               --
   Repayments of bank debt                                                     (388,213)              --                --
   Exercise of stock options                                                    162,788            4,925           290,518
   Repayments under line of credit                                                   --               --          (143,000)
   Repayments of capital leases                                                 (33,317)              --                --
   Loan to officer                                                             (263,732)              --                --
   Decrease (increase) in  notes receivable                                      78,265           26,023          (104,288)
                                                                            -----------      -----------       -----------
           Net cash provided by (used in)
                 financing activities                                        10,748,507          (69,052)       13,947,992
                                                                            -----------      -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              5,318,887       (2,119,257)       12,360,886

CASH AND CASH EQUIVALENTS, BEGINNING OF  YEAR                                11,712,535       13,831,792         1,470,906
                                                                            -----------      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF  YEARD                                    $17,031,422      $11,712,535       $13,831,792
                                                                            ===========      ===========       ===========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for income taxes                                             $    25,000      $        --       $        --
     Cash paid for interest                                                      26,422            8,563            18,642
     Cash received for interest                                                 365,151          828,636           326,278





                                 See accompanying notes to consolidated financial statements.



                              NEOWARE SYSTEMS, INC.
                              ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   COMPANY BACKGROUND:
     -------------------

Neoware Systems, Inc. (the "Company") provides software, services and solutions to enable Appliance Computing, a new Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Eon, Capio and ThinSTAR products are thin client computing appliances which are cost-effective alternatives to personal computers used by businesses, and are powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run computer applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and inventory reserves. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 2002 and 2001 consist of investments in commercial paper, money market funds and certificates of deposit.

Marketable Securities
---------------------

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value, with the accumulated other comprehensive income (unrealized gains and losses) reported as a separate component of stockholders' equity. Accumulated other comprehensive income and loss reported in stockholders' equity was a loss of $116,672 at June 30, 2002 and income of $66,667 at June 30, 2001. The Company owned 300,000 shares of Boundless Corporation common stock at June 30, 2002 and June 30, 2001, which has been classified as current, available-for-sale securities (see Note
3).

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-Lived Assets
-----------------

The Company follows SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. Accordingly, in the event that facts and circumstances indicate that property and equipment, intangible or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the carrying amount of the assets to determine if a write-down to market value or discounted cash flow value is necessary.

Property and Equipment
----------------------

Property and equipment are stated at cost. Additions and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

                   Computer equipment                               3-5 years
                   Office furniture and equipment                   5-7 years
                   Leasehold improvements                           5 years
                   Other                                            3-5 years

Goodwill and Other Intangibles
------------------------------

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company assesses goodwill at least annually for impairment using a fair value based approach. Other intangible assets are valued at the lower of amortized cost or fair market value and, except for tradenames, are amortized on a straight-line basis over the expected periods to be benefited, which currently is five to ten years.

Revenue Recognition
-------------------

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition should be followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collectibility is probable. Revenue related to post contract services is generally recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant, and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Revenue from consulting services is recognized upon performance. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by fiscal year-end were $607,980, $335,119 and $60,587 for the years ended June 30, 2002, 2001 and 2000, respectively. Accounts receivable relating to "bill and hold" transactions were $233,279 and $335,119 at June 30, 2002 and 2001, respectively.

Research and Development
------------------------

Costs incurred in the development of new software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized zero, $66,932 and $139,788 of software development cost and amortized $29,468, $230,630 and $242,377 in fiscal 2002, 2001 and 2000, respectively. Accumulated amortization was $1,083,573 and $1,054,105 at June 30, 2002 and 2001,
respectively.

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

Earnings Per Share
------------------

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. At June 30, 2002, the Company has options and warrants outstanding to purchase 2,272,370 shares of common stock at prices ranging from $0.84 to $ 10.04. For the year ended June 30, 2002, 84,500 options to purchase shares of common stock and 48,000 warrants to purchase shares of common stock were not included in the computation of diluted EPS as the impact would have been antidilutive. However, these options and warrants may be dilutive in the future. For the years ended 2001 and 2000, there were no dilutive effects of stock options or warrants as the Company incurred a net loss.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          For the year ended June 30,
                                                            ---------------------------------------------------------
                                                                2002                2001                  2000
                                                            --------------    ------------------    -----------------
Net income (loss)                                              $4,625,048             $(508,768)         $(1,820,111)
                                                            =============     =================     ================

Weighted average shares outstanding:
   Basic                                                       10,904,565            10,226,316            7,374,692
   Dilutive effect of  stock options and warrants                 946,762                     -                    -
                                                            -------------     -----------------     ----------------
   Diluted                                                     11,851,327            10,226,316            7,374,692
                                                            =============     =================     ================

Earnings (loss) per common share:
   Basic                                                            $0.42                $(0.05)              $(0.25)
                                                            =============     =================     ================
   Diluted                                                          $0.39                $(0.05)              $(0.25)
                                                            =============     =================     ================

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

Comprehensive Income
--------------------

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. For the year ended June 30, 2002 and 2001, the Company's comprehensive income (loss) consisted of net income (loss) and an unrealized (loss) gain of ($183,339) and $66,667, related to its investment in marketable equity securities, respectively. There were no sources of other comprehensive income (loss) for the year ended June 30, 2000.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the years ended June 30, 2002, 2001 and 1999, there was no goodwill amortization. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The Company adopted the provisions of this statement effective July 1, 2001 and there was no impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Companies are required to adopt the pronouncement in fiscal years beginning after June 15, 2002. Management believes that adoption of this Statement will not have any impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long Lived assets and for Long Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement provides guidance on financial accounting and reporting for the impairment or disposal of long lived assets. Companies are required to adopt the pronouncement in fiscal years beginning after December 15, 2001. Management believes that adoption of this statement will not have any impact on the consolidated financial statements.

3.   ACQUISITIONS AND ALLIANCE:
     --------------------------

On June 28, 2001, the Company acquired the assets of the thin client business of Boundless Technologies, Inc. (Boundless), which included the Capio product line and associated software, intellectual property, customer contract rights and other intangibles. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $1,805,074, including transaction costs of $205,074. In addition, the Company issued warrants to purchase 86,095 common shares in the aggregate to a financial advisor and two of its affiliates for providing acquisition related services (see Note 10). The fair value of the warrants of $150,000 was also included as part of the purchase price. The Company also accrued $81,799 of future contractual obligations in connection with the acquisition. The aggregate purchase price of $2,036,873 has been recorded as intangible assets, of which $300,000 was allocated to acquired distribution agreements, $150,000 was allocated to the Capio trade name, and $1,586,873 was allocated to goodwill. The results of operations of the Capio product line have been included in the accompanying statement of operations from the date of the acquisition. For the year ended June 30, 2002, amortization expense of $60,000 was recorded on the intangible assets relating on the acquired distribution agreements. Concurrent with the consummation of the acquisition, the Company made an equity investment of $300,000 in Boundless which is accounted for as a cost method investment under SFAS 115.

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telecom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $75,000 and, after adjustments as provided for in the acquisition agreement, an aggregate of 569,727 shares of the Company's newly issued Common stock with a market value of $3.24 per share at the date of acquisition. In addition, the Company assumed net liabilities, exclusive of cash acquired of $9,774, of $1,178,209. The aggregate cost of the acquisition was $3,234,999 (including transaction costs of $145,649), which amount is equal to the excess purchase price over the value of the net assets acquired. The entire purchase price has been allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations." The results of operations of ACTIV-e Solutions have been included in the accompanying statement of operations from the date of the acquisition. The following is a summary of the cash paid for the purchase of ACTIV-e Solutions:

Cash                                     $     9,774
Accounts receivable                          348,192
Prepaids and other                           128,893
Property and equipment                       476,518
Goodwill                                   3,234,999
Bank debt                                   (388,213)
Accounts payable                          (1,124,370)
Accrued expenses                            (164,944)
Capital leases                              (300,485)
Deferred revenue                            (153,800)
Fair value of stock issued                (1,845,915)
                                         -----------

Cash paid                                $   220,649
                                         ===========

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company will be the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2,347,500, plus transaction costs of $52,152 has been allocated to intangible assets. Of the total consideration, $1,900,000 has been allocated to acquired distribution agreements with the remainder of $499,652 allocated to acquired technology. Amortization of the distribution agreements and technology acquired is being recorded on a straight-line basis over five and ten years, respectively. Amortization of $214,998 was recorded in the accompanying statement of operations for the year ended June 30, 2002.

On March 26, 2002, the Company acquired the ThinSTAR product line of Network Computing Devices, Inc. (NCD). In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $4,172,414, including transaction costs of $172,414, and was allocated to intangible assets. The purchase price includes $300,000 which is being held in escrow subject to the satisfaction of certain conditions and the purchase agreement provides for the payment of an additional $250,000 if certain revenue levels are achieved. The entire purchase price was allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations." The results of operations of NCD have been included in the accompanying statement of operations from the date of the acquisition.

A registration statement covering the shares issued in connection with the ACTIV-e acquisition and the IBM alliance was filed on April 3, 2002, and subsequently declared effective. The agreements with ACTIV-e and IBM provide for limitations on the number of shares which may be sold within the first twelve months after effectiveness of the registration statement for the shares granted to ACTIV-e and within fifteen months of issuance for the shares granted to IBM.

The following unaudited pro forma information presents the results of the Company's operations for the years ended June 30, 2002 and 2001 as though each of the acquisitions had been completed as of July 1, 2000:

                                                                           June 30,
                                                                    2002               2001
                                                                    ----               ----
  Total revenue                                                  $46,666,157          $ 41,874,919
                                                                 ===========          ============
  Net loss                                                       $(1,495,844)         $(10,033,049)
                                                                 ===========          ============
  Basic net loss per share                                            $(0.13)               $(0.93)
                                                                 ===========          ============
  Diluted net loss per share                                          $(0.13)               $(0.93)
                                                                 ===========          ============


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions been completed as of July 1, 2000 or the results that may occur in the future. Shares used to calculate basic and diluted net loss per share includes the effect of 245,061 and 569,727 additional common shares that would have been considered outstanding for the year ended June 30, 2002 and 2001, respectively, had the acquisition of ACTIV-e Solutions been completed as of July 1, 2000.

4.   MAJOR CUSTOMERS AND FOREIGN REVENUES:
     -------------------------------------

One customer provided 10.2% of total net revenues in fiscal 2002. The accounts receivable from this customer were $1,879,703 at June 30, 2002. A different customer provided 10.2% of total net revenues in fiscal 2001. The accounts receivable for this customer were $5,616 at June 30, 2001. No individual customer provided more than 10% of revenues in fiscal 2000.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net foreign revenues in fiscal 2002, 2001 and 2000, were approximately 30%, 24% and 28%, respectively, and were transacted in US dollars.

5.   CONSOLIDATED BALANCE SHEET COMPONENTS AND VALUATION ALLOWANCE:
     --------------------------------------------------------------

     Inventories, net of allowances, consist of the following:

                                                                                  June 30,
                                                                     -------------------------------
                                                                           2002           2001
                                                                     ---------------   -------------
       Purchased components and subassemblies                        $     211,131     $     167,730
       Finished goods                                                      829,720           291,006
                                                                     -------------     -------------
                                                                     $   1,040,851     $     458,736
                                                                     =============     =============

       Property and equipment consist of the following:

                                                                               June 30,
                                                                     --------------------------
                                                                         2002          2001
                                                                     -----------    -----------
       Computer equipment                                            $ 1,424,838    $ 1,010,747
       Office furniture and equipment                                    551,555        382,368
       Leasehold improvements                                            397,949        374,236
       Other                                                             130,799        121,921
                                                                     -----------    -----------
                                                                       2,505,141      1,889,272
       Less accumulated depreciation and amortization                 (1,882,906)    (1,689,875)
                                                                     -----------    -----------
                                                                     $   622,235    $   199,397
                                                                     ===========    ===========

Depreciation and amortization expense was $191,767, $133,136 and $208,929 for the years ended June 30, 2002, 2001 and 2000.

Goodwill and other intangibles consist of the following:

                                                                              June 30,
                                                                     -------------------------
                                                                         2002          2001
                                                                     -----------    ----------
Goodwill                                                             $ 8,994,286    $1,574,453
Tradenames                                                               150,000       150,000

Other intangibles:
   Distributor relationships                                           2,200,000       300,000
   Acquired technology                                                   499,652             -
                                                                     -----------    ----------
                                                                       2,699,652       300,000
    Accumulated amortization                                            (274,998)            -
                                                                     -----------    ----------
    Total other intangibles                                            2,424,654       300,000
                                                                     -----------    ----------
Total intangibles                                                    $11,568,940    $2,024,453
                                                                     ===========    ==========

Amortization of intangibles was $274,998 for the year ended June 30, 2002. There was no amortization for the years ended June 30, 2001 and 2000.

Accrued expenses consist of the following:

                                                                              June 30,
                                                                     -------------------------
                                                                         2002          2001
                                                                     -----------    ----------
Compensation                                                         $ 1,170,034    $  574,324
Software license fees                                                    327,703       302,024
Marketing costs                                                          212,175       206,799
Professional fees                                                         91,000       172,698
Other                                                                    335,864       217,873
                                                                     -----------    ----------
                                                                     $ 2,136,776    $1,473,718
                                                                     ===========    ==========

A rollforward of the allowance for doubtful accounts is as follows:

                                                                    Year Ended June 30,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            --------    --------    ---------
   Beginning balance                                        $188,151    $125,409    $ 196,756
   Expense                                                   282,115      66,137       29,338
   Write-offs                                               (119,135)     (3,395)    (100,685)
                                                            --------    --------    ---------
   Ending balance                                           $351,131    $188,151    $ 125,409
                                                            ========    ========    =========

6.   NOTES RECEIVABLE:
     -----------------

In April 2002, the Company entered into a note agreement with one officer for $263,732 in connection with recruiting this individual to provide the officer with cash to exercise stock options held in a previous employer. The note is full recourse and is repayable either the earlier of the sale of the related stock or three years. The note is secured by 8,506 shares on the common stock of IBM Corporation, which are worth approximately $612,000 at June 30, 2002. The note bears interest at an annual rate of 5%.

In June 2002, two officers repaid the outstanding balance on notes receivable.

7.   LINE OF CREDIT:
     ---------------

The Company has a line of credit agreement with a bank which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2002. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (5.25% at June 30, 2002). At June 30, 2002, there was $2,000,000 available for borrowing under the line. During fiscal 2002 and 2001, there were no borrowings under the line. During fiscal 2000, maximum borrowings under the line of credit agreement were $750,000, the weighted average interest rate was 10.33% and interest thereon was $13,815.

The line of credit is collateralized by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. The Company was in compliance with these requirements.

8. INCOME TAXES:
   -------------

The components of income taxes are as follows:

                                                    For the Year Ended June 30,
                                         ---------------------------------------------
                                              2002             2001            2000
                                         -------------    -------------     ----------
       Current-
           Federal                       $           --    $         --     $         --
           State                                    753              --               --
                                         --------------   -------------     ------------

                                                    753              --               --
                                         --------------   -------------     ------------


       Deferred-
           Federal                             (996,071)             --               --
           State                               (351,410)             --               --
                                         --------------   -------------     ------------
                                             (1,347,481)             --               --
                                         --------------   -------------     ------------
                                         $   (1,346,728)  $          --     $         --
                                         ==============   =============     ============

The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                                                    For the Year Ended June 30,
                                         ----------------------------------------------
                                              2002             2001             2000
                                         -------------    -------------      ----------
       Federal statutory rate                  34.0 %          (34.0)%            (34.0)%
       State income taxes, net                   --               --                 --
       Expenses not deductible
           for tax                              1.8              0.8                0.4
       Valuation allowance                    (82.2)            59.0               44.1
       Other                                    5.3            (25.8)             (10.5)
                                              -----            -----              -----
                                              (41.1)%             -- %               -- %
                                              =====            =====              =====

In fiscal 2002, the Company recorded a deferred tax asset and additional paid in capital of $221,031 related to the tax benefits of stock options.

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.

Deferred taxes are comprised of the following:

                                                                       June 30,
                                                              -------------------------
                                                                 2002          2001
                                                              ----------    -----------
Gross current deferred income tax asset                       $1,394,864    $ 2,205,736
Gross current deferred income tax liability                           --             --
                                                              ----------    -----------
         Total current deferred tax asset                      1,394,864      2,205,736
                                                              ----------    -----------

Gross non-current deferred income tax asset                      292,863        521,065
Gross non-current deferred income tax liability                 (119,215)       (30,513)
                                                              ----------    -----------
         Total non-current deferred tax asset                    173,648        490,552
                                                              ----------    -----------

Valuation allowance                                                   --     (2,696,288)
                                                              ----------    -----------
Net deferred tax asset                                        $1,568,512    $        --
                                                              ==========    ===========

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                      June 30,
                                                              -------------------------
                                                                 2002          2001
                                                              ----------    -----------
Net operating loss carryforwards                              $  951,430    $ 1,874,532
Expenses not currently deductible for tax purposes               295,223        124,528
Deferred revenue                                                 159,139        114,264
Basis difference in property and equipment and
capitalized software                                             133,725        490,552
Basis difference in inventory                                    148,210         92,412
Amortization of intangible assets                               (119,215)            --
Valuation allowance                                                   --     (2,696,288)
                                                              ----------    -----------
Net deferred tax asset                                        $1,568,512    $        --
                                                              ==========    ===========

The valuation allowance for deferred tax assets as of June 30, 2001 was $2,696,288. The net change in the total valuation allowance for the year ended June 30, 2002 was a decrease of $2,696,288. As of June 30, 2002, the Company does not have a valuation allowance against the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2002.

As of June 30, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1,869,000 and $513,000, that begin to expire in 2018 and 2005, respectively, and are available to offset future federal and state taxable income.

9.   SALE OF COMMON STOCK:
     ---------------------

In May 2002, the Company sold 1,600,000 shares of common stock at $7.50 per share. The price represented an 8% discount from the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company were $11,192,716 after transaction costs of $807,284. In addition, 48,000 warrants to purchase Common stock were issued to one of the placement agents at a price of $9.375 per share. The warrants are exerciseable until May 2005. The Company valued the warrants at $272,941 using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 114%; risk-free interest rate of 4.9%; and an expected life of three years.

10.  STOCK OPTIONS AND WARRANTS:
     ----------------------------

The Company has two stock option plans for employees, directors, and consultants of the Company. Under the 1995 Stock Option plan (the "1995 Plan"), the Company is authorized to issue options for the purchase of up to 2,500,000 shares of common stock. Under the terms of the 1995 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest and become exercisable ratably over four years. Director options generally vest and become exercisable ratably over six months or one to two years from the date of grant. All options that have been granted expire five years from the grant date. As of June 30, 2002, there were 92,601 options available for grant under the 1995 Plan.

The Company has a non-qualified stock option plan (the "2002 Plan") for employees, directors and consultants who do work for the company. The Company is authorized to issue options for the purchase of up to 500,000 shares of common stock, subject to adjustment. Under the terms of the 2002 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Options generally vest and become exercisable ratably over four years. A committee established for this purpose, or the board of directors, administers the 2002 plan. The committee or board may define vesting and expiration dates for all options granted under the 2002 plan. As of June 30, 2002, there were 278,420 options available for grant under the 2002 Plan.

Options granted under the 1995 Plan contain provisions pursuant to which all outstanding options granted under such Plan shall become fully vested and immediately exercisable upon a "change in control," as defined in the Plan. Options granted under the 2002 Plan contain provisions pursuant to which outstanding options granted under such Plan may become fully vested and immediately exercisable upon a "change in control," as defined in the Plan, subject to the discretion of the committee or the board of directors.

Information with respect to the options under the Company's stock option plans is as follows:

                                                                                          Weighted
                                                                                          Average
                                                                                          Exercise
                                                                         Shares             Price
                                                                        ---------          -------
   Balance as of June 30, 1999                                          1,304,487            1.39
            Granted                                                       720,500            3.04
            Exercised                                                    (263,528)           1.21
            Terminated                                                   (217,209)           1.17
                                                                        ---------
   Balance as of June 30, 2000                                          1,544,250            2.20
            Granted                                                       220,750            1.90
            Exercised                                                      (4,500)           1.09
            Terminated                                                    (83,750)           2.96
                                                                        ---------
   Balance as of June 30, 2001                                          1,676,750            2.12
            Granted                                                       655,500            5.10
            Exercised                                                    (111,225)           1.46
            Terminated                                                    (82,750)           3.66
                                                                        ---------
   Balance as of June 30, 2002                                          2,138,275            3.01
                                                                        =========


The following table summarizes information about stock options outstanding as of June 30, 2002:

                            Outstanding Stock Options                          Exercisable Stock Options
                            -------------------------                          -------------------------
                                                                Weighted
         Range                                Weighted           Average                           Weighted
          of                                  Average          Remaining                           Average
        Exercise                              Exercise         Contractual                         Exercise
         Prices               Shares           Price              Life          Shares              Price
     -------------------   ------------- -------------------  ---------------  ----------        ------------
     $    .84- 1.18             652,500     $   1.06            1.3 years       618,125           $  1.06
         1.31- 1.96             156,375         1.65            2.7 years        95,531              1.56
         2.00- 3.00             631,400         2.73            3.1 years       236,400              2.84
         3.12- 4.18             372,000         3.48            3.8 years        67,000              4.10
         5.13- 7.25             221,000         6.83            4.4 years        40,000              5.19
         7.94-10.04             105,000         9.05            4.7 years            --
                              ---------                                       ---------
                              2,138,275                                       1,057,056
                              =========                                       =========

During fiscal 2000, the exercise price on 5,704,842 outstanding warrants was adjusted from $5.50 to $3.75 per share and were extended to April 14, 2000. Warrants to purchase 3,725,853 shares of Common stock were exercised, resulting in net proceeds to the Company of $13,904,762, and the remaining 1,978,989 warrants expired.

In June 2001, the Company issued warrants to purchase 86,095 common shares at a price of $2.20 per share to a financial advisor and two of its affiliates in connection with acquisition related services provided (see Note 3). The warrants vested immediately and expire in June 2004. In accordance with SFAS No. 123, the fair value of the warrants of $150,000 was recorded. The fair value of the warrants was determined using the Black-Scholes options pricing model using the following assumptions: dividend yield of zero, weighted average risk free interest rate of 4.6%, and expected volatility of 114% over the contractual term of the warrant. The warrants were outstanding at June 30, 2002 and were exercised in July 2002.

In May 2002, the Company issued warrants to a placement agent for the purchase of 48,000 common shares at a price of $7.50 per share and were fully vested at the date of grant (see Note 9). The warrants are outstanding at June 30, 2002 and expire in May 2005.

The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost been calculated based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Company's net income (loss) per share would have been changed to the following pro forma amounts:

                                                        2002                 2001                   2000
                                                 ------------------   ------------------     ------------------
Net income (loss)            As reported         $     4,625,048      $       (508,768)      $     (1,820,111)
                             Pro forma           $     3,660,830      $     (1,045,759)      $     (2,082,463)

Basic EPS                    As reported         $          0.42      $          (0.05)      $          (0.25)
                             Pro forma           $          0.34      $          (0.10)      $          (0.28)

Diluted EPS                  As reported         $          0.39      $          (0.05)      $          (0.25)
                             Pro forma           $          0.31      $          (0.10)      $          (0.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000: no dividend yield; expected volatility of approximately 70%-120%; risk-free interest rates of approximately 4.1%-6.8%; and an expected life of five years. The pro forma effect on net income (loss) for fiscal 2002, 2001 and 2000 is not representative of the pro forma effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

11.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company leases its principal facility, an automobile, and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from two months to four years. Rent expense under these leases was $289,183, $219,097 and $118,373 in fiscal 2002, 2001 and 2000, respectively.
Future minimum lease payments under operating leases at June 30, 2002 are $348,583 in fiscal 2003, $325,305 in fiscal 2004, $313,131 in fiscal 2005 and
$151,770 in fiscal 2006.

The Company assumed the liabilities for certain office equipment, computer hardware and software under capital leases as part of the ACTIV-e Solutions acquisition. The remaining terms of the leases range from one to four years. Interest expense under these leases was $18,386 in fiscal 2002. Future minimum lease payments under capital leases at June 30, 2002 are $63,037 in fiscal 2003, $68,364 in fiscal 2004, $75,860 in fiscal 2005 and $59,907 in fiscal 2006.

The Company has employment agreements with its six executive officers that provide for certain levels of base compensation, fringe benefits and incentives. Three of the agreements provide for salary continuance of six months or one year of employment if terminated upon certain conditions. In addition, all of the agreements provide for severance payments in the event of a change in control and the executive officer is not extended a similar position after the change in control. If a change of control had occurred on June 30, 2002, and all of the executive officers had been terminated, severance obligations would have aggregated approximately $780,000.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company's financial position or operating results.

12.  EMPLOYEE BENEFIT PLAN:
     ----------------------

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. The Company's contributions were $68,973, $43,392 and $14,187 in fiscal 2002, 2001 and 2000, respectively.

13.  LOSS ON INVESTMENT:
     -------------------

In October 1997, the Company merged ITC, a wholly owned subsidiary, into Broadreach Consulting, Inc. in exchange for a 2% stock interest in Broadreach and the reimbursement of $1,000,000 of expenses incurred by the Company. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 was due under a note. During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930, which was included as a gain on the sale of an equity investment in the consolidated statements of operations. In March 2001, the Company recorded a loss on investment of $812,000, representing the balance due on the note receivable and accrued interest thereon. Broadreach has subsequently discontinued operations.

14.   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
      -----------------------------------------------------

The following table sets forth certain unaudited financial data for each of the quarters within the fiscal years ended June 30, 2002 and 2001. This information has been derived from the Company's Consolidated Financial Statements, and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods

                                                  (Unaudited-See accompanying accountants' report)
                                                    (In Thousands Except Share and Per Share Data)
                                                 September      December        March           June
      Fiscal 2002 Quarter Ended                     2001          2001           2002           2002
-------------------------------------------         ----          ----           ----           ----
Revenues                                        $     5,265    $     6,595    $     8,369    $    14,081
Gross profit                                          2,204          2,855          3,307          5,599
Operating income                                        148            527            645          1,662
Net income                                              260            611            705          3,049
                                                -----------    -----------    -----------    -----------
Basic net income per share                      $      0.03    $      0.06    $      0.06    $      0.26
Diluted net income per share                    $      0.02    $      0.06    $      0.06    $      0.23
Shares used in computing
   Basic net income per share                    10,179,851     10,376,892     11,175,240     11,916,044
Shares used in computing
  diluted net income per share                   10,596,720     10,884,693     12,509,099     13,417,597

                                                 September       December        March           June
       Fiscal 2001 Quarter Ended                    2000          2000            2001           2001
-----------------------------------------           ----          ----            ----           ----
Revenues                                        $     4,033    $     3,390    $     4,911    $     5,321
Gross profit                                          1,172          1,000          1,681          2,109
Operating income(loss)                                 (388)          (486)           108            298
Net income(loss)                                       (188)          (277)          (496)           452
                                                -----------    -----------    -----------    -----------
Basic and diluted net income
   (loss) per share                             $     (0.02)   $     (0.03)   $     (0.05)   $      0.04
Shares used in computing
   basic and diluted net income
   (loss) per share                              10,275,163     10,275,652     10,176,060     10,177,806