Form 10-Q
period 2002-09-30
NEOWARE SYSTEMS INC
filed 2002-11-14
CIK 894743

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

For the Quarter ended September 30, 2002

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

                                   Yes _X_ No __

As of November 4, 2002, there were 13,556,304 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                     Page
                                                                                  Number
Item 1. Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets:
            September 30, 2002 (unaudited) and June 30, 2002                          3

            Consolidated Statements of Operations:
            Three Months Ended September 30, 2002 and 2001 (unaudited)                4

            Consolidated Statements of Cash Flows:
            Three Months Ended September 30, 2002 and 2001 (unaudited)                5

            Notes to Consolidated Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                          10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   20

Item 4. Controls and Procedures                                                      20

PART II.    OTHER  INFORMATION

Item 1. Legal Proceedings                                                            21

Item 6. Exhibits and Reports on Form 8-K                                             21

Signatures                                                                           22

Certifications                                                                       23


                              NEOWARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS




                                 ASSETS                                September 30, 2002
                                                                           (Unaudited)              June 30, 2002
                                                                       ------------------           -------------
CURRENT ASSETS:
Cash and cash equivalents                                                  $ 20,062,339              $ 17,031,422
Marketable securities                                                           146,667                   183,333
Accounts receivable, net                                                     10,188,130                 9,520,558
Inventories                                                                     721,431                 1,040,851
Prepaid expenses and other                                                      658,147                   551,598
Deferred income taxes                                                           595,728                 1,394,864
                                                                           ------------              ------------
Total current assets                                                         32,372,442                29,722,626

Property and equipment, net                                                     634,454                   622,235
Goodwill and other intangibles                                               11,468,607                11,568,940
Notes receivable from officers                                                  254,269                   263,732
Deferred income taxes                                                           173,648                   173,648
Capitalized and purchased software, net                                          40,413                    47,779
                                                                           ------------              ------------
                                                                           $ 44,943,833              $ 42,398,960
                                                                           ============              ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                           $  2,934,061              $  3,111,164
Accrued expenses                                                              2,019,942                 2,136,776
Capital lease obligations                                                        64,597                    63,037
Deferred revenue                                                                714,151                   582,290
                                                                           ------------              ------------
Total current liabilities                                                     5,732,751                 5,893,267
                                                                           ------------              ------------

Capital lease obligations, non-current portion                                  187,388                   204,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
    none issued and outstanding                                                    --                        --
Common stock, $.001 par value, 50,000,000 shares
   authorized, 13,556,054 and 12,935,615 shares issued and
   outstanding in 2002 and 2001, respectively                                    13,556                    12,936
Additional paid-in capital                                                   41,616,574                40,291,861
Treasury stock (100,000 shares at cost)                                        (100,000)                 (100,000)
Accumulated other comprehensive loss                                           (166,904)                 (116,672)
Accumulated deficit                                                          (2,339,532)               (3,786,563)
                                                                           ------------              ------------
Total stockholders' equity                                                   39,023,694                36,301,562
                                                                           ------------              ------------
                                                                           $ 44,943,833              $ 42,398,960
                                                                           ============              ============



          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended   Three Months Ended
                                           September 30,       September 30,
                                              2002                 2001
                                        ------------------   ------------------


Net revenues                              $ 13,516,678         $  5,264,729
Cost of revenues                             7,822,502            3,060,589
                                          ------------         ------------
Gross profit                                 5,694,176            2,204,140
                                          ------------         ------------

Sales and marketing                          2,227,333            1,210,108
Research and development                       387,763              330,866
General and administrative                     908,117              515,447
                                          ------------         ------------
Operating expenses                           3,523,213            2,056,421
                                          ------------         ------------

Operating income                             2,170,963              147,719

Interest income, net                            90,023              111,953
                                          ------------         ------------

Income before income taxes                   2,260,986              259,672
Income tax expense                            (813,955)                --
                                          ------------         ------------

Net income                                $  1,447,031         $    259,672
                                          ============         ============

Basic income per share                    $       0.11         $       0.03
                                          ============         ============

Diluted income per share                  $       0.10         $       0.02
                                          ============         ============

Weighted average number of common
shares outstanding used in basic
earnings per share computation              13,162,589           10,179,851
                                          ============         ============

Weighted average number of common
shares outstanding used in diluted
earnings per share computation              14,652,096           10,596,720
                                          ============         ============






          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months          Three Months
                                                              Ended                 Ended
                                                       September 30, 2002    September 30, 2001
                                                       ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  1,447,031           $    259,672
Adjustments to reconcile net income to net cash
provided by operating activities-
Deferred income taxes                                         799,136                   --
Depreciation and amortization                                 187,509                 50,821
Changes in operating assets and liabilities-
(Increase) decrease in:
   Accounts receivable                                       (667,572)               166,954
   Inventories                                                319,420                 43,590
   Prepaid expenses and other                                (120,114)               114,403
Increase (decrease) in:
   Accounts payable                                          (177,103)               168,587
   Accrued expenses                                          (116,834)              (348,755)
   Deferred revenue                                           131,861                  4,694
                                                         ------------           ------------

     Net cash provided by operating activities              1,803,334                459,966
                                                         ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets                                 (29,652)               (12,421)
Purchases of property and equipment, net                      (62,378)               (31,336)
                                                         ------------           ------------

     Net cash used in investing activities                    (92,030)               (43,757)
                                                         ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital leases                                  (15,183)                  --
Exercise of stock options and warrants                      1,444,273                  6,112
Expenses for prior issuance of common stock                  (118,940)                  --
Repayments of officer loans                                     9,463                 30,644
                                                         ------------           ------------

     Net cash provided by financing activities              1,319,613                 36,756
                                                         ------------           ------------

INCREASE IN CASH AND CASH EQUIVALENTS                       3,030,917                452,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             17,031,422             11,712,535
                                                         ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 20,062,339           $ 12,165,500
                                                         ============           ============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for income taxes                          $     54,180           $      9,000
     Cash paid for interest                                     8,918                  1,897
     Cash received for interest                                88,276                 97,542



          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements, while unaudited, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The interim results of operations for the three month period ended September 30, 2002 are not necessarily indicative of results expected for the full year or for any other interim period. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS. No. 142. This statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. There was no significant impact on the consolidated financial statements as a result of adopting this statement.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction development and/or the normal operation of a long-lived asset. Companies are required to adopt the pronouncement in their fiscal year beginning after June 15, 2002. The Company adopted the provisions of this statement effective July 1, 2002. There was no significant impact on the consolidated financial statements as a result of adopting this statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary, for which control is likely to be temporary. This Statement provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. Companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company adopted the provisions of this statement effective July 1, 2002. There was no significant impact on the consolidated financial statements as a result of adopting this statement.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no significant impact on the consolidated financial statements as a result of adopting this statement.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flow. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. There was no significant impact on the consolidated financial statements as a result of adopting this statement.

3. ACQUISITIONS AND ALLIANCE

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $75,000 and, after the adjustments as provided for in the acquisition agreement, an aggregate of 569,727 shares of the Company's newly issued common stock with a market value of $3.24 per share at the date of acquisition. In addition, the Company assumed net liabilities, exclusive of cash acquired of $9,774, of $1,185,693. The aggregate cost of the acquisition was $3,250,913 (including transaction costs of $154,079) which is equal to the excess of the purchase price over the value of the net assets acquired. The entire purchase price has been allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations". The results of operations subsequent to December 4, 2001 have been included in the accompanying consolidated statement of operations.

The following is a summary of the net cash paid for the ACTIV-e Solutions transaction:

Cash                               $     9,774
Accounts receivable                    348,192
Prepaids and other                     128,893
Property and equipment                 469,034
Goodwill                             3,250,913
Bank debt                            (388,213)
Accounts payable                   (1,124,370)
Accrued expenses                     (164,944)
Capital leases                       (300,485)
Deferred revenue                     (153,800)
Fair value of stock issued         (1,845,915)
                                   ------------
Net cash paid                      $   229,079
                                   ============

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company is the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2,347,500, plus transaction costs of $53,115, has been allocated to intangible assets. Of the total consideration, $1,900,000 has been allocated to acquired distribution agreements, with the remainder of $500,615 allocated to acquired technology. Amortization of the distribution agreements and technology acquired is being recorded on a straight-line basis over five and ten years, respectively. Amortization of $107,500 and zero was recorded in the accompanying statements of operations for the three months ended September 30, 2002 and 2001, respectively.

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

On March 26, 2002, the Company acquired the ThinSTAR product line of Network Computing Devices, Inc. (NCD). In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $4,177,702, including transaction costs of $177,702, and was allocated to intangible assets. The entire purchase price was allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations." The results of operations of the ThinSTAR product line have been included in the accompanying consolidated statement of operations from the date of the acquisition.

4. MARKETABLE SECURITIES

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at their estimated fair value. Unrealized gains or losses are included as a component of accumulated other comprehensive loss, which is reported as a separate component of stockholders' equity. Accumulated other comprehensive loss of $166,904 and $116,672 at September 30, 2002 and June 30, 2002 includes an unrealized gain and loss on marketable equity securities of $116,667 and $66,667, respectively.

5. REVENUE RECOGNITION

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

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by September 30, 2002 and 2001 were $312,438 and $16,920 respectively. Accounts receivable relating to "bill and hold" transactions were $257,333 and $16,920 at September 30, 2002 and 2001, respectively.

6. MAJOR CUSTOMERS

For the three months ended September 30, 2002, sales to two customers constituted 18% and 16% of net revenues, respectively, and accounts receivable from these customers as of September 30, 2002 amounted to $4,549,956. For the three months ended September 30, 2001, sales to one customer constituted 16% of net revenues.

7. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following:

                                            September 30,       June 30,
                                                2002              2002
                                            ------------     ------------
Purchased components and subassemblies          $242,947         $211,131
Finished goods                                   478,484          829,720
                                            ------------     ------------
                                                $721,431       $1,040,851
                                            ============     ============

8. LINE OF CREDIT

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2002. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (5.25% at September 30, 2002). At September 30, 2002 and June 30, 2002, there was $2,000,000 available for borrowing under the line. During the three months ended September 30, 2002 and 2001, there were no borrowings under the line.

The line of credit is collateralized by substantially all of the assets of the Company and requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. The Company is in compliance with these ratios and conditions at September 30, 2002. Subsequent to September 30, 2002, the bank has agreed to release the collateral and extend the line of credit to March 31, 2003.

9. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:


                                                    For the three months ended
                                                           September 30,
                                                  ----------------------------
                                                      2002             2001
                                                  ------------     -----------
Net income                                          $1,447,031        $259,672
                                                  ============     ===========

Weighted average shares outstanding:
   Basic                                            13,162,589      10,179,851
   Effect of dilutive employee stock options         1,474,097         416,869
   Effect of dilutive warrants                          15,410               -
                                                  ------------     -----------
   Diluted                                          14,652,096      10,596,720

Earnings per common share:
   Basic                                                 $0.11           $0.03
                                                  ============     ===========
   Diluted                                               $0.10           $0.02
                                                  ============     ===========


For the three month periods ended September 30, 2002 and 2001, an aggregate of 5,500 and 824,750 stock options and warrants were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, an Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart computing appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Eon, Capio and ThinSTAR products are thin client computing appliances, which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's computing appliances allow users to run Windows-based applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, computing appliances can be centrally managed and remotely configured, which greatly simplifies administration.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                                   For the Three Months Ended
                                                           September 30,
                                                   ---------------------------

                                                        2002        2001
                                                        ----        ----

           Gross profit                                 42.1%       41.9%

           Operating expenses
                Sales and marketing                     16.5        23.0
                Research and development                 2.8         6.3
                General and administrative               6.7         9.8
                                                   ---------     -------
          Operating income                              16.1         2.8
           Interest income, net                          0.6         2.1
           Income tax expense                           (6.0)          -
                                                   ---------     -------
           Net income                                   10.7%        4.9%
                                                   =========     =======

Net revenues for the three month period ended September 30, 2002 increased by $8,251,949 or 157.0% to $13,516,678 from $5,264,729 for the comparable period in the prior fiscal year. The increase in net revenues was primarily attributable to the shipment of a higher number of units of the Company's Eon and Capio products. In addition, net revenues for the three month period ended September 30, 2002 include product and service revenues of approximately $600,000 and $1,500,000 as a result of the ACTIV-e Solutions and ThinSTAR transactions, respectively, compared to zero in the prior year period.

The Company's gross profit as a percentage of net revenues for the three month period ended September 30, 2002 increased to 42.1% compared to 41.9% for the comparable period of the prior fiscal year. The increase is attributable to reductions in the purchase costs of components and third party license fees due to higher unit volumes and a favorable mix of products sold, offset by lower margins on the product revenues resulting from the ACTIV-e Solutions and ThinSTAR transactions. In addition, fixed overhead costs represented a lower percentage of revenue during the three month period ended September 30, 2002 than in the comparable period in the prior fiscal year.

Operating expenses for the three month period ended September 30, 2002 were $3,523,213, an increase of $1,466,792 or 71.3% from operating expenses of $2,056,421 in the comparable period of the prior fiscal year. Operating expenses declined to 26.0% of revenues in the three month period ended September 30, 2002, compared to 39.1% in the comparable period of the prior fiscal year primarily as a result of increased revenues in relation to contained levels of operating expenses.

Sales and marketing expenses for the three month period ended September 30, 2002 were $2,227,333, an increase of $1,017,225 or 84.1% from sales and marketing expenses of $1,210,108 for the comparable period in the prior fiscal year. This increase reflects additional sales and marketing personnel, including the opening of additional domestic and international sales offices, additional sales and marketing personnel as a result of the ACTIV-e Solutions, ThinSTAR, and IBM transactions, and higher commissions due to increased sales. Sales and marketing expenses declined to 16.5% of revenues in the three month period ended September 30, 2002, compared to 23.0% in the comparable period of the prior fiscal year primarily as a result of increased revenues in relation to a contained level of sales and marketing expenses.

Research and development expenses for the three month period ended September 30, 2002 were $387,763, an increase of $56,897 or 17.2% from research and development expenses of $330,866 in the comparable period in the prior year primarily as a result of an increase in personnel dedicated to software development activities resulting from the Company's growth. Research and development expenses declined to 2.8% of revenues in the three month period ended September 30, 2002, compared to 6.3% in the comparable period of the prior fiscal year primarily as a result of increased revenues in relation to a contained level of research and development expenses.

General and administrative expenses for the three month period ended September 30, 2002 were $908,117, an increase of $392,670 or 76.2% from $515,447 in the comparable period in the prior fiscal year due to increased staffing and personnel costs as a result of the Company's growth. General and administrative expenses declined to 6.7% of revenues for the three month period ended September 30, 2002, compared to 9.8% for the comparable period of the prior fiscal year primarily as a result of increased revenues in relation to a contained level of general and administrative expenses.

Net interest income for the three month period ended September 30, 2002 was $90,023 compared to $111,953 in the comparable period in the prior fiscal year. The decrease was due primarily to lower interest rates.

Income tax expense of $813,955, or 36% of pretax income, was provided in the three month period ended September 30, 2002. No income tax expense was recognized during the three months ended September 30, 2001 due to the availability of net operating loss carryforwards.

For the three month period ended September 30, 2002, the Company had net income of $1,447,031 as compared to net income of $259,672 for the comparable period in the prior year primarily as a result of increased revenues and gross margin, offset by an increase in operating expenses and income tax expense and reduced interest income.

Liquidity and Capital Resources

As of September 30, 2002, the Company had net working capital of $26,639,691 consisting primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's principal sources of liquidity include $20,209,006 of cash, cash equivalents and marketable securities and a $2,000,000 bank line of credit facility, all of which was available as of September 30, 2002. The facility is secured by a first lien security interest on all tangible and intangible personal property of the Company and separate pledges of investment property owned by Neoware Investments, Inc. and Neoware Licensing, Inc., each of which is a wholly-owned subsidiary of the Company. The facility agreement requires the Company to maintain certain financial ratios and meet other financial conditions, as defined. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent with all principal and interest due and payable on December 31, 2002. The Company had no borrowings under the line of credit during the three month periods ended September 30, 2002 and 2001. Subsequent to September 30, 2002, the bank has agreed to release the collateral and extend the line of credit to March 31, 2003.

Cash and cash equivalents increased by $3,030,917 and $452,965 during the three months ended September 30, 2002 and 2001, respectively, primarily as a result of net income and the exercise of stock options and warrants in addition to the utilization of deferred income taxes, offset by changes in other working capital items due to the growth of the Company.

The Company generated cash from operations of $1,803,334 and $459,966 for the three months ended September 30, 2002 and 2001, respectively. The increase in cash generated by operations is primarily attributable to higher revenues, improved gross margins and the utilization of deferred income taxes, offset by increases in operating expenses and accounts receivable.

The Company used cash in investing activities of $92,030 and $43,757 for the three months ended September 30, 2002 and 2001, respectively. The increase in cash used in investing activities was primarily attributable to increased purchases of property, plant and equipment.

The Company generated cash in financing activities of $1,319,613 and $36,756 during the three months ended September 30, 2002 and 2001, respectively, primarily as a result of the exercise of warrants and employee stock options, offset by the payment of additional transaction costs related to the prior issuance of common stock.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future; however, the Company may seek additional sources of funding, including equity and/or debt financing, in order to fund potential acquisitions. Additionally, the Company must continue to maintain sustained profitability in order to provide adequate funding for the long term.

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

Within the last 18 months, we have made three acquisitions and entered into an alliance with IBM to be the preferred provider of thin client appliance products to IBM and its customers. We have not yet fully integrated these acquisitions or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business or alliance does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

         Although we have generated an operating profit in the past seven reported quarters, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated an operating profit in the last seven reported quarters, we have incurred net losses in the past and have an accumulated deficit of $2.3 million as of September 30, 2002. We expect to continue to incur significant operating expenses. Our operating expenses increased during the fiscal year ended June 30, 2002 reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including the additional personnel we hired in connection with our IBM, ThinSTAR and ACTIV-e Solutions transactions. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

         We expect our quarterly revenues and operating results to fluctuate for a number of reasons.

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

Linearity. Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month and weeks and days of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

Significant Orders. We are subject to significant variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected.

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

We depend upon single source suppliers for some of our computing appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to us for our components.

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

Currently, approximately 30% of our revenues come from international sales. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

         Our stock price can be volatile.

Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

         Our prior use of Arthur Andersen LLP as our independent auditor may pose risks to us and limit our ability to seek potential recoveries from them related to their work.

Our consolidated financial statements as of and for each of the three years in the period ended June 30, 2001 were audited by Arthur Andersen LLP (Andersen). On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury convicted Andersen of these charges. On July 23, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors for our fiscal year ended June 30, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen's consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager have left Andersen and in light of the cessation of Andersen's SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and, therefore, their right of recovery under that section may be limited as a result of the lack of our ability to obtain Andersen's consent.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding the cost benefits and other advantages of the Company's products, the acquisition of businesses and technologies and the availability of cash or other financing sources to fund future operations, cash expenditures and acquisitions. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, the economic viability of the Company's channel partners, changes in general economic conditions and risks associated with foreign operations and political and economic uncertainties associated with current world events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company earns interest income from its balances of cash and cash equivalents. This interest income is subject to market risk related to changes in interest rates which primarily affects the investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in its investment policy.

As of September 30, 2002 and June 30, 2002, cash equivalents consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company's investments decreased by 100 basis points, interest income for the three months ended September 30, 2002 would have decreased by less that $40,000. This estimate assumes that the decrease occurred on July 1, 2002 and reduced the yield of each investment instrument by 100 basis points.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

On a date that was within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC's rules and forms and were designed to ensure that information relating to the Company and the Company's subsidiaries required to be disclosed by the Company in such reports is accumulated and communicated to them by others in those entities to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         The following exhibits are being filed as part of this quarterly report on Form 10-Q:

         Exhibit No.

99.1 Certification of Michael G. Kantrowitz as Chairman, President and Chief Executive Officer of Neoware Systems, Inc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Vincent T. Dolan Chief Financial Officer of Neoware Systems, Inc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K

On October 29, 2002, the Company filed a Form 8-K relating to a press release announcing earnings for the three months ended September 30, 2002.

On October 1, 2002, the Company filed a Form 8-K relating to a press release announcing the appointment of Michael G. Kantrowitz and the resignation of Arthur Spector as chairman of the Company's board of directors.

On September 9, 2002, the Company filed a Form 8-K announcing a stock trading plan under Rule 10b5-1.

On August 6, 2002, the Company filed a Form 8-K to announce the trading of the Company's stock on the Nasdaq National Market System effective August 7, 2002.

On July 23, 2002, the Company filed a Form 8-K announcing the appointment of KPMG LLP as the Company's independent accountants and the dismissal of Arthur Andersen LLP.

On July 9, 2002, the Company filed a form 8-K relating to a press release announcing expected revenues for the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                         NEOWARE SYSTEMS, INC.



Date:  November 14, 2002                 By: /S/ MICHAEL G. KANTROWITZ
                                         -----------------------------
                                         Michael G. Kantrowitz
                                         Chairman, President and Chief
                                         Executive Officer
                                                                   .


Date:  November 14, 2002                 By: /S/ VINCENT T. DOLAN
                                         ------------------------
                                         Vincent T. Dolan
                                         Vice President-Finance/Administration
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)

I, Michael G. Kantrowitz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neoware Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                               /s/ Michael G. Kantrowitz
                               -----------------------------------------------
                               Michael G. Kantrowitz
                               Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Vincent T. Dolan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Neoware Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                   /s/ Vincent T. Dolan
                                   ---------------------------------------------
                                   Vincent T. Dolan
                                   Vice President - Finance and Administration
                                   (Principal Financial Officer)