Form 10-Q
period 2002-12-31
NEOWARE SYSTEMS INC
filed 2003-02-14
CIK 894743

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


For the Quarter ended December 31, 2002

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 000-21240

                              --------------------

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

                                   Yes X    No __

As of February 10, 2003, there were 13,534,248 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.
                              ---------------------

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION                                              Page
                                                                          Number
Item 1. Unaudited Consolidated Financial Statements:

        Consolidated Balance Sheets:
        December 31, 2002 (unaudited) and June 30, 2002                      3

        Consolidated Statements of Operations:
        Three and Six Months Ended December 31, 2002 and 2001 (unaudited)    4

        Consolidated Statements of Cash Flows:
        Three and Six Months Ended December 31, 2002 and 2001 (unaudited)    5

        Notes to Unaudited Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           20

Item 4. Controls and Procedures                                              20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                   23

Certifications                                                               24

                                     NEOWARE SYSTEMS, INC.
                                  CONSOLIDATED BALANCE SHEETS




                                            ASSETS            December 31, 2002
                                                                  (Unaudited)   June 30, 2002
                                                                 ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                        $ 23,995,453    $ 17,031,422
Marketable securities                                                  96,667         183,333
Accounts receivable, net                                           10,693,809       9,520,558
Inventories, net                                                      793,421       1,040,851
Prepaid expenses and other                                            552,798         551,598
Deferred income taxes                                               1,290,916       1,394,864
                                                                 ------------    ------------
Total current assets                                               37,423,064      29,722,626

Property and equipment, net                                           592,594         622,235
Goodwill and other intangibles                                     11,360,880      11,568,940
Note receivable from officer                                          254,269         263,732
Deferred income taxes                                                 173,648         173,648
Capitalized and purchased software, net                                33,046          47,779
                                                                 ------------    ------------
                                                                 $ 49,837,501    $ 42,398,960
                                                                 ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                 $  4,273,397    $  3,111,164
Accrued expenses                                                    1,825,589       2,136,776
Capital lease obligations                                              66,951          63,037
Deferred revenue                                                      686,077         582,290
                                                                 ------------    ------------
Total current liabilities                                           6,852,014       5,893,267
                                                                 ------------    ------------

Capital lease obligations, non-current portion                        169,495         204,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
   none issued and outstanding                                             --              --
Common stock, $.001 par value, 50,000,000 shares authorized,
   13,623,351 and 12,935,615 shares issued and outstanding in
   2002 and 2002, respectively                                         13,623          12,936
Additional paid-in capital                                         43,557,818      40,291,861
Treasury stock (100,000 shares at cost)                              (100,000)       (100,000)
Accumulated other comprehensive loss                                 (199,602)       (116,672)
Accumulated deficit                                                  (455,847)     (3,786,563)
                                                                 ------------    ------------
Total stockholders' equity                                         42,815,992      36,301,562
                                                                 ------------    ------------
                                                                 $ 49,837,501    $ 42,398,960
                                                                 ============    ============


   The accompanying notes are an integral part of these financial statements

                                         NEOWARE SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                                Three Months Ended             Six Months Ended
                                           ----------------------------   ----------------------------
                                           December 31,    December 31,   December 31,    December 31,
                                                2002          2001           2002            2001
                                           ------------    ------------   ------------    ------------
Net revenues                               $ 14,713,778    $  6,595,133   $ 28,230,456    $ 11,859,862
Cost of revenues                              8,167,076       3,740,254     15,989,578       6,800,843
                                           ------------    ------------   ------------    ------------
Gross profit                                  6,546,702       2,854,879     12,240,878       5,059,019
                                           ------------    ------------   ------------    ------------

Sales and marketing                           2,299,087       1,315,246      4,526,420       2,525,354
Research and development                        420,686         343,985        808,449         674,851
General and administrative                      974,583         668,827      1,882,700       1,184,274
                                           ------------    ------------   ------------    ------------
Operating expenses                            3,694,356       2,328,058      7,217,569       4,384,479
                                           ------------    ------------   ------------    ------------

Operating income                              2,852,346         526,821      5,023,309         674,540

Interest income, net                             90,912          83,747        180,935         195,701
                                           ------------    ------------   ------------    ------------

Income before income taxes                    2,943,258         610,568      5,204,244         870,241

Income tax expense                           (1,059,573)           --       (1,873,528)           --
                                           ------------    ------------   ------------    ------------

Net income                                 $  1,883,685    $    610,568   $  3,330,716    $    870,241
                                           ============    ============   ============    ============

Basic income per share                     $       0.14    $       0.06   $       0.25    $       0.08
                                           ============    ============   ============    ============

Diluted income per share                   $       0.13    $       0.06   $       0.23    $       0.08
                                           ============    ============   ============    ============
Weighted average number of common shares
 used in basic earnings per share
 computation                                 13,573,656      10,376,892     13,368,120      10,275,409
                                           ============    ============   ============    ============
Weighted average number of common shares
 used in diluted earnings per share
 computation                                 14,785,902      10,884,693     14,719,001      10,742,097
                                           ============    ============   ============    ============


            The accompanying notes are an integral part of these financial statements.

                                  NEOWARE SYSTEMS, INC
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                            Six Months      Six Months
                                                              Ended           Ended
                                                           December 31,    December 31,
                                                               2002            2001
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  3,330,716    $    870,241
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Deferred income taxes                                         1,858,489              --
Depreciation and amortization                                   375,508         161,567
Changes in operating assets and liabilities-
(Increase) decrease in:
   Accounts receivable                                       (1,173,251)       (894,266)
   Inventories                                                  247,430          89,655
   Prepaid expenses and other                                     2,536         191,159
Increase (decrease) in:
   Accounts payable                                           1,162,233        (104,631)
   Accrued expenses                                            (311,187)       (177,523)
   Deferred revenue                                             103,787        (181,072)
                                                           ------------    ------------

Net cash provided by (used in) operating activities           5,596,261         (44,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets                                   (44,424)        (12,421)
Purchase of ACTIV-e Solutions                                        --        (146,956)
Purchases of property and equipment, net                        (78,650)        (50,413)
                                                           ------------    ------------

Net cash used in investing activities                          (123,074)       (209,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of assumed bank debt                                      --        (388,216)
Repayments of capital leases                                    (30,722)         (6,533)
Exercise of stock options and warrants                        1,634,512          26,574
Expenses for prior issuance of common stock                    (122,409)           --
Decrease in notes receivable                                      9,463          30,644
                                                           ------------    ------------

     Net cash provided by (used in) financing activities      1,490,844        (337,531)
                                                           ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6,964,031        (592,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               17,031,422      11,712,535
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 23,995,453    $ 11,120,344
                                                           ============    ============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for income taxes                              $     79,947    $      9,000
   Cash paid for interest                                  $     17,189    $      4,189
   Cash received for interest                              $    160,976    $    128,556

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                              ---------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The interim results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of results expected for the full year or for any other interim period. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. There was no impact on the consolidated financial statements as a result of adopting this statement.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The Company plans to adopt the disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003.

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company plans to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002. The Company does not expect the provisions of FIN No. 45 to have a material impact on its consolidated financial statements.

3. ACQUISITIONS AND ALLIANCE
   -------------------------

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $75,000 and, after the adjustments as provided for in the acquisition agreement, an aggregate of 569,727 shares of the Company's newly issued common stock with a market value of $3.24 per share at the date of acquisition. In addition, the Company assumed net liabilities, exclusive of cash acquired of $9,774, of $1,185,693. The aggregate cost of the acquisition was $3,250,913 (including transaction costs of $154,079), which is equal to the excess of the purchase price over the value of the net assets acquired. The entire purchase price has been allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations". The results of operations subsequent to December 4, 2001 have been included in the accompanying consolidated statement of operations.

The following is a summary of the net cash paid for the ACTIV-e Solutions transaction:

Cash                                      $     9,774
Accounts receivable                           348,192
Prepaids and other                            128,893
Property and equipment                        469,034
Goodwill                                    3,250,913
Bank debt                                    (388,213)
Accounts payable                           (1,124,370)
Accrued expenses                             (164,944)
Capital leases                               (300,485)
Deferred revenue                             (153,800)
Fair value of stock issued                 (1,845,915)
                                          -----------

Net cash paid                             $   229,079
                                          ===========

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company is the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2,347,500, plus transaction costs of $58,115, has been allocated to intangible assets. Of the total consideration, $1,900,000 has been allocated to acquired distribution agreements, with the remainder of $505,615 allocated to acquired technology. Amortization of the distribution agreements and technology acquired is being recorded on a straight-line basis over five and ten years, respectively. Amortization of $107,500 and $215,000 respectively, has been recorded in the accompanying consolidated statements of operations for the three and six months ended December 31, 2002.

A registration statement covering the shares issued in connection with the ACTIV-e acquisition and the IBM alliance was filed on April 3, 2002, and declared effective on June 24, 2002. The agreements with ACTIV-e and IBM provide for limitations on the number of shares which may be sold within the first twelve months after effectiveness of the registration statement for the shares granted to ACTIV-e and within fifteen months of issuance for the shares granted to IBM.

On March 26, 2002, the Company acquired the ThinSTAR product line of Network Computing Devices, Inc. (NCD). In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $4,187,476, including transaction costs of $187,476, and was allocated to intangible assets. The entire purchase price was allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations." The results of operations of the ThinSTAR product line have been included in the accompanying consolidated statement of operations from the date of the acquisition.

4. MARKETABLE SECURITIES
   ---------------------

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at their estimated fair value. Unrealized gains or losses are included as a component of accumulated other comprehensive loss, which is reported as a separate component of stockholders' equity. Accumulated other comprehensive loss of $199,602 and $116,672 at December 31, 2002 and June 30, 2002 includes an unrealized loss on marketable equity securities for the six months ended December 31, 2002 and 2001 of $86,666 and $66,667, respectively.

5. REVENUE RECOGNITION
   -------------------

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition should be followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collection is probable. Revenue related to post contract services is recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant, and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Post contract services for periods in excess of one year or sold subsequent to the initial sale are recognized as revenues ratably over the contract period. Revenue from consulting services is recognized upon performance. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. For the three months ended December 31, 2002 and 2001, revenues recognized from "bill and hold" transactions for products which had not shipped by December 31, 2002 and 2001 were zero and $271,600, respectively. Accounts receivable relating to "bill and hold" transactions were zero and $271,600 at December 31, 2002 and 2001, respectively.

6. MAJOR CUSTOMERS
   ---------------

For the three months ended December 31, 2002, sales to IBM and one European distributor constituted 29% of net revenues. Accounts receivable from these two customers as of December 31, 2002 amounted to $4,338,948. Each of these customers resells the Company's products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company's net revenues for the three months ended December 31, 2002. No customer contributed sales exceeding 10% of net revenues for the three months ended December 31, 2001. The percentage of revenue derived from individual distributors, resellers or end-users can vary significantly from quarter to quarter.

7. INVENTORIES, NET
   ----------------

Inventories, net are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following:

                                        December 31,   June 30,
                                            2002         2002
                                         ----------   ----------
Purchased components and subassemblies   $  326,180   $  211,131
Finished goods                              467,241      829,720
                                         ----------   ----------
                                         $  793,421   $1,040,851
                                         ==========   ==========

8. LINE OF CREDIT
   --------------

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on March 31, 2003. Borrowings under the credit agreement bear interest at the bank's prime rate plus 1/2% (4.75% at December 31, 2002). At December 31, 2002 and June 30, 2002, there was $2,000,000 available for borrowing under the line. During the three months ended December 31, 2002 and 2001, there were no borrowings under the line.

The line of credit is unsecured and requires the Company to maintain a minimum balance of $3,000,000 in cash and cash equivalents with the bank. The Company is in compliance with this condition at December 31, 2002.

9. INCOME TAXES
   ------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

During the six months ended December 31, 2002, deferred income taxes included an increase of $1,754,541 as a result of the income tax benefit realized from the exercise of employee and director stock options. This benefit was recorded as an increase in additional paid-in capital in the accompanying consolidated balance sheet.

10. EARNINGS PER SHARE
    ------------------

The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share:

                                               For the three months ended  For the six months ended
                                                       December 31,              December 31,
                                               -------------------------   -------------------------
                                                   2002         2001          2002           2001
                                               -----------   -----------   -----------   -----------
Net income                                     $ 1,883,685   $   610,568   $ 3,330,716   $   870,240
                                               ===========   ===========   ===========   ===========

Weighted average shares outstanding:
   Basic                                        13,573,656    10,376,892    13,368,120    10,275,409
   Effect of dilutive employee stock options     1,196,836       507,801     1,335,471       466,688
   Effect of dilutive warrants                      15,410            --        15,410            --
                                               -----------   -----------   -----------   -----------
   Diluted                                      14,785,902    10,884,693    14,719,001    10,742,097

Earnings per common share:
   Basic                                       $      0.14   $      0.06   $      0.25   $     0..08
                                               ===========   ===========   ===========   ===========
   Diluted                                     $      0.13   $      0.06   $      0.23   $     0..08
                                               ===========   ===========   ===========   ===========

For the three and six months ended December 31, 2002 and 2001, an aggregate of 165,500 and 83,500, respectively, compared to 577,250 and 999,506, respectively, of stock options and warrants were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

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

The Company has identified critical accounting policies with respect to revenue recognition, accounts receivable, inventories and income taxes. These policies are discussed in the Company's Form 10-K for the year ended June 30, 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's unaudited consolidated statements of operations as a percentage of net revenues.

                                               For the Three Months               For the Six Months Ended
                                                       Ended                               Ended
                                                  December 31, 2002                   December 31, 2001
                                              ----------------------              ------------------------
                                                 2002         2001                    2002         2001
                                                 ----         ----                    ----         ----
Gross profit                                     44.5%        43.3%                  43.4%        42.7%

Operating expenses
      Sales and marketing                        15.6         19.9                   16.0         21.3
      Research and development                    2.9          5.2                    2.9          5.7
      General and administrative                  6.6         10.2                    6.7         10.0
                                               ------       ------                 ------       ------
Operating income                                 19.4          8.0                   17.8          5.7
Interest income, net                              0.6          1.3                    0.6          1.6
Income tax expense                               (7.2)           -                   (6.6)           -
                                               ------       ------                 ------       ------
 Net income                                      12.8%         9.3%                  11.8%         7.3%
                                               ======       ======                 ======       ======

Net revenues for the three and six months ended December 31, 2002 increased to $14,713,778 and $28,230,456, respectively, from $6,595,133 and $11,859,862, respectively, for the comparable periods in the prior fiscal year. The increase in net revenues was primarily attributable to increased sales of the Company's Eon, Capio and ThinSTAR products, as well as increased sales of software upgrades and third party products.

The Company's gross profit as a percentage of net revenues for the three and six months ended December 31, 2002 increased to 44.5% and 43.4%, respectively, compared to 43.3% and 42.7%, respectively, for the comparable periods of the prior fiscal year. The increase is attributable to reductions in the purchase costs of components and third party license fees, an increase in the number of higher margin units sold, and initial sales of software upgrades primarily to IBM customers. In addition, fixed overhead costs represented a lower percentage of revenue during the three and six months ended December 31, 2002 than in the prior fiscal year.

         Operating expenses for the three and six months ended December 31, 2002 declined to 25.1% and 25.6% of net revenues, respectively, from 35.3% and 37.0%, respectively, in the comparable periods of the prior fiscal year as a result of increased sales and controlled increases in expenditures. Operating expenses for the three and six months ended December 31, 2002 were $3,694,356 and $7,217,569, respectively, an increase of 58.7% and 64.6% from operating expenses of $2,328,058 and $4,384,479, respectively, in the comparable periods of the prior fiscal year as a result of the Company's execution of its growth strategy. These operating expenses consist of the following:

         Sales and marketing expenses for the three and six months ended December 31, 2002 were 15.6% and 16.0% of net revenues, respectively, compared to 19.9% and 21.3%, respectively, for the comparable periods in the prior fiscal year. Sales and marketing expenses for the three and six months ended December 31, 2002 were $2,299,087 and $4,526,420, respectively, an increase of 74.8% and 79.2% from $1,315,246 and $2,525,354, respectively, in the comparable periods in the prior fiscal year. This increase reflects additional sales and marketing personnel, including the opening of additional domestic and international sales offices, additional sales and marketing personnel as a result of the ACTIV-e Solutions, ThinSTAR, and IBM transactions, and higher commissions due to increased sales.

         Research and development expenses for the three and six months ended December 31, 2002 were $420,686 and $808,449, respectively, an increase of 22.3% and 19.8% from $343,985 and $674,851, respectively, in the comparable periods in the prior year primarily as a result of an increase in personnel dedicated to software development activities resulting from the Company's growth.

         General and administrative expenses for the three and six months ended December 31, 2002 were 6.6% and 6.7% of net revenues, respectively, versus 10.2% and 10.0%, respectively, for the comparable periods of the prior fiscal year. General and administrative expenses for the three and six months ended December 31, 2002 were $974,583 and $1,882,700, respectively, an increase of 45.7% and 59.0% from $668,827 and $1,184,274, respectively, in the comparable periods in the prior fiscal year due to increased staffing and additional costs as a result of the Company's growth strategy.

Net interest income for the three and six months ended December 31, 2002 was $90,912 and $180,935, respectively, an increase of 8.6% and a decrease of 7.5% from $83,747 and $195,701, respectively, in the comparable periods in the prior fiscal year. The increase in interest income for the comparable three-month periods is due to the investment of higher cash balances, offset by the effect of lower interest rates. The decrease for the comparable six-month periods was primarily due to lower interest rates.

For the three and six months ended December 31, 2002, the Company recorded income tax expense of $1,059,573 and $1,873,528, respectively, or 36% of net income. The Company did not record income tax expense for the comparable periods in the prior year due to the availability of net operating loss carryforwards.

For the three and six months ended December 31, 2002, the Company had net income of $1,883,685 and $3,330,716, respectively, as compared to pre-tax net income of $610,568 and $870,241, respectively, for the comparable periods in the prior year primarily as a result of increased revenues and gross margin, offset by increases in operating expenses and income tax expense.

Liquidity and Capital Resources

As of December 31, 2002, the Company had net working capital of $30,571,050 consisting primarily of cash and cash equivalents and accounts receivable. The Company's principal sources of liquidity include $24,092,120 of cash, cash equivalents and marketable securities and a $2,000,000 bank line of credit facility, all of which was available as of December 31, 2002. Interest on the line of credit facility accrues at the bank's prime rate plus one-half percent with all principal and interest due and payable on March 31, 2003. The Company had no borrowings under the line of credit during the six month period ended December 31, 2002.

Cash and cash equivalents increased by $6,964,031 during the six months ended December 31, 2002, primarily as a result of net income and the exercise of stock options and warrants in addition to the utilization of deferred income taxes, offset by changes in other working capital items due to the growth of the Company.

The Company generated cash from operations of $5,596,261 for the six months ended December 31, 2002, primarily as a result of higher revenues, improved gross margins and the utilization of deferred income taxes assets.

The Company used cash from investing activities of $123,074 for the six months ended December 31, 2002 primarily as a result of $78,650 for the purchase of property plant and equipment.

The Company generated cash from financing activities of $1,490,844 during the six months ended December 31, 2002 primarily as a result of the exercise of warrants and employee stock options, offset by the payment of additional transaction costs related to the prior issuance of common stock.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future; however, the Company may seek additional sources of funding, including equity and/or debt financing, in order to fund potential acquisitions. Additionally, the Company must continue to maintain sustained profitability in order to provide adequate funding for the long term.

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

Within the last 21 months, we have made three acquisitions and entered into an alliance with IBM to be the preferred provider of thin client appliance products to IBM and its customers. We have not yet fully integrated some of these acquisitions or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business or alliance does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

     Although we have generated an operating profit in the past eight reported quarters, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated an operating profit in the last eight reported quarters, we have incurred net losses in the past and have an accumulated deficit of $456,000 as of December 31, 2002. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three and six months ended December 31, 2002 reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including the additional personnel we hired in connection with our IBM, ThinSTAR and ACTIV-e Solutions transactions. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

Our financial resources may not be enough for our capital and corporate development needs, and we may not be able to obtain additional financing. A failure to derive significant revenues would likely cause us to incur losses and negatively impact the price of our common stock.

     Our ability to accurately forecast our quarterly sales is limited; although our costs are relatively fixed in the short term and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

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

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

Linearity- Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

Significant Orders- We are subject to significant variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected.

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

We may not be able to release new products on a timely basis because some of our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. Linus Torvalds, the original developer of the Linux kernel, and a small group of independent engineers are primarily responsible for the development and evolution of the Linux kernel. If this group of developers fails to further develop the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves. To date, we have optimized our Linux-based operating system based on a version of Red Hat Linux. If we were unable to access Red Hat Linux, we would be required to spend additional time to obtain a tested, recognized version of the Linux kernel from another source or develop our own operating system internally, which could significantly increase our costs.

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

Currently, approximately 30 to 40 percent of our revenues are derived from international sales. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

     In order to continue to grow our revenues, we may need to hire additional personnel.

In order to continue to develop and market our line of computing appliances, we may need to hire additional personnel. Competition for employees is significant and we may experience difficulty in attracting suitably qualified people.

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

     Our stock price can be volatile.

Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our earnings; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding the cost benefits and other advantages of the Company's products, the acquisition of businesses and technologies, and the availability of cash or other financing sources to fund future operations, cash expenditures and acquisitions, the enhancement of the Company's technology, the investment of significant resources in software development activities, the growth in the thin client market, and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, the economic viability of the Company's channel partners, changes in general economic conditions and risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

As of December 31, 2002 and June 30, 2002, cash equivalents consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company's investments decreased by 100 basis points, interest income for the three months ended December 31, 2002 would have decreased by less that $50,000. This estimate assumes that the decrease occurred on July 1, 2002 and reduced the yield of each investment instrument by 100 basis points.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

On a date that was within 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

On December 4, 2002, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect five members to the Board of Directors, to approve an amendment to the Company's 1995 Stock Option Plan to increase the number of shares issuable thereunder and to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending June 30, 2003.

Elected to the Board of Directors were Michael G. Kantrowitz (9,716,450 shares voted for election and 1,778,135 shares were withheld), John M. Ryan (11,440,326 shares voted for election and 54,259 shares were withheld), Christopher G. McCann (11,390,515 shares voted for election and 104,070 shares were withheld), John P. Kirwin, III (11,386,763 shares voted for election and 107,822 shares were withheld) and David D. Gathman (11,388,413 shares voted for election and 106,172 shares were withheld).

The amendment of the 1995 Stock option Plan was approved with 8,939,073 shares voting in favor, 2,535,535 shares voting against and 19,977 shares abstaining.

The selection of KPMG LLP as the Company's independent accountants was ratified with 11,328,085 shares voting in favor of ratification, 150,660 shares voting against ratification and 15,840 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

         a. Exhibits

         The following exhibits are being filed as part of this quarterly report on Form 10-Q:

         Exhibit No.
         -----------

         10.1 Termination agreement dated November 1, 2002 between the Company and Anthony J. DePaul.

         10.2 Employment Offer Letter dated December 9, 2002 between the Company and Eric Rubino.

         10.3 Employment Offer Letter dated November 8, 2002 between the Company and Matthew Wrabley.

         10.4     1995 Stock Option Plan, as amended through December 4, 2002

         99.1 Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Vincent T. Dolan, Chief Financial Officer of Neoware Systems, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K

         On December 9, 2002, the Company filed a Form 8-K relating to the Company's annual meeting of shareholders held on December 4, 2002.


         On October 31, 2002, the Company filed a Form 8-K relating to a press release announcing earnings for the three months ended September 30, 2002.

         On October 3, 2002, the Company filed a Form 8-K relating to a press release announcing the appointment of Michael G. Kantrowitz and the resignation of Arthur Spector as chairman of the Company's board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                             NEOWARE SYSTEMS, INC.



Date: February 14, 2003                      By: /S/ MICHAEL G. KANTROWITZ
                                             -----------------------------
                                                   Michael G. Kantrowitz
                                                   Chairman, President and Chief
                                                   Executive Officer


Date: February 14, 2003                      By: /S/ VINCENT T. DOLAN
                                             ------------------------
                                                   Vincent T. Dolan
                                                   Chief Financial Officer

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

Date: February 14, 2003

                            /s/Michael G. Kantrowitz
                            ------------------------
                            Michael G. Kantrowitz
                            Chairman, President and Chief Executive Officer (Principal Executive Officer)

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

Date: February 14, 2003

                                            /s/ Vincent T. Dolan
                                            --------------------
                                            Vincent T. Dolan
                                            Chief Financial Officer
                                            (Principal Financial Officer)