Form 10-Q
period 2003-03-31
NEOWARE SYSTEMS INC
filed 2003-05-15
CIK 894743

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

For the Quarter ended March 31, 2003

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

                                400 Feheley Drive
                       King of Prussia, Pennsylvania 19406
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (610) 277-8300
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                   __________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No
                                      ---   ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes X No
                                                            ---   ---

As of May 7, 2003, there were 13,911,447 outstanding shares of the Registrant's Common Stock.




                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                          Page
                                                                                       Number
Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets:
            March 31, 2003 (unaudited) and June 30, 2002                                 3

            Consolidated Statements of Operations:
            Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)              4

            Consolidated Statements of Cash Flows:
            Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)              5

            Notes to Consolidated Financial Statements (unaudited)                       6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     21

Item 4.  Controls and Procedures                                                        21

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                22

Signatures                                                                              23

Certifications                                                                          24

                              NEOWARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                 ASSETS                                                                    March 31, 2003              June 30, 2002
                                                                                            (Unaudited)
                                                                                          ---------------              -------------
CURRENT ASSETS:
Cash and cash equivalents                                                                   $26,829,821                 $17,031,422
Marketable securities                                                                                 -                     183,333
Accounts receivable, net                                                                      9,315,627                   9,520,558
Inventories                                                                                   1,127,061                   1,040,851
Prepaid expenses and other                                                                      954,156                     551,598
Deferred income taxes                                                                           570,455                   1,394,864
                                                                                            -----------                 -----------
Total current assets                                                                         38,797,120                  29,722,626

Property and equipment, net                                                                     562,542                     622,235
Goodwill and other intangibles                                                               11,240,494                  11,568,940
Note receivable                                                                                 254,269                     263,732
Deferred income taxes                                                                           387,651                     173,648
Capitalized software, net                                                                        25,679                      47,779
                                                                                            -----------                 -----------
                                                                                            $51,267,755                 $42,398,960
                                                                                            ===========                 ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                             $3,430,942                  $3,111,164
Accrued expenses                                                                              2,149,628                   2,136,776
Capital lease obligations                                                                        67,065                      63,037
Deferred revenue                                                                                628,331                     582,290
                                                                                            -----------                 -----------
Total current liabilities                                                                     6,275,966                   5,893,267
                                                                                            -----------                 -----------
Capital lease obligations, non-current portion                                                  151,368                     204,131
                                                                                            -----------                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                                                                       -                           -
Common stock                                                                                     13,870                      12,936
Additional paid-in capital                                                                   44,114,915                  40,291,861
Treasury stock                                                                                 (100,000)                   (100,000)
Accumulated other comprehensive income                                                          (13,338)                   (116,672)
Retained earnings (deficit)                                                                     824,974                  (3,786,563)
                                                                                            -----------                 -----------
Total stockholders' equity                                                                   44,840,421                  36,301,562
                                                                                            -----------                 -----------
                                                                                            $51,267,755                 $42,398,960
                                                                                            ===========                 ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                Three Months Ended                        Nine Months Ended
                                                          -------------------------------           -------------------------------
                                                           March 31,            March 31,            March 31,           March 31,
                                                             2003                 2002                 2003                 2002
                                                          -----------           ---------           -----------         -----------
Net revenues                                              $13,468,117          $8,368,580           $41,698,573         $20,228,442
Cost of revenues                                            7,227,380           5,061,893            23,216,958          11,862,736
                                                          -----------          ----------           -----------         -----------
Gross profit                                                6,240,737           3,306,687            18,481,615           8,365,706
                                                          -----------          ----------           -----------         -----------

Sales and marketing                                         2,410,840           1,547,448             6,937,260           4,072,802
Research and development                                      491,981             352,570             1,300,430
                                                                                                                          1,027,421
General and administrative                                  1,119,780             761,656             3,002,480           1,945,930
                                                          -----------          ----------           -----------         -----------
Operating expenses                                          4,022,601           2,661,674            11,240,170           7,046,153
                                                          -----------          ----------           -----------         -----------

Operating income                                            2,218,136             645,013             7,241,445           1,319,553

Impairment charge                                            (300,000)                  -              (300,000)                  -
Interest income, net                                           83,146              60,045               264,081             255,746
                                                          -----------          ----------           -----------         -----------

Income before income taxes                                   2,001,282             705,058            7,205,526          $1,575,299

Income tax expense                                            720,461                   -             2,593,989                   -
                                                          -----------          ----------           -----------         -----------

Net income                                                 $1,280,821            $705,058            $4,611,537          $1,575,299
                                                          ===========          ==========           ===========         ===========

Basic income per share                                          $0.09               $0.06                 $0.34               $0.15
                                                          ===========          ==========           ===========         ===========

Diluted income per share                                        $0.09               $0.06                 $0.31               $0.14
                                                          ===========          ==========           ===========         ===========
Weighted average number of common
shares used in basic earnings per share
computation                                                13,724,625          11,175,240            13,485,220          10,573,863
                                                          ===========          ==========           ===========         ===========
Weighted average number of common
shares used in diluted earnings per share
computation                                                14,704,171          12,509,099            14,712,321          11,326,706
                                                          ===========          ==========           ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                              NEOWARE SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months            Nine Months
                                                                                               Ended                  Ended
                                                                                           March 31, 2003         March 31, 2002
                                                                                           --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $4,611,537             $1,575,299
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Impairment of investment                                                                        300,000                      -
Deferred income taxes                                                                         2,578,950                      -
Depreciation and amortization                                                                   563,399                331,405
Changes in operating assets and liabilities-
(Increase) decrease in:
   Accounts receivable                                                                          204,931             (2,271,440)
   Inventories                                                                                  (86,210)              (127,521)
   Prepaid expenses and other                                                                  (415,890)               151,978
Increase (decrease) in:
   Accounts payable                                                                             319,778                635,305
   Accrued expenses                                                                              12,852                  4,790
   Deferred revenue                                                                              46,041                (96,911)
                                                                                            -----------             ----------

Net cash provided by operating activities                                                     8,135,388                202,905
                                                                                            -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of NCD ThinSTAR                                                                              -             (4,143,236)
Purchase of ACTIV-e Solutions                                                                         -               (194,986)
Purchase of intangible assets                                                                   (46,538)               (49,623)
Purchases of property and equipment, net                                                       (106,623)               (88,744)
                                                                                            -----------             ----------

Net cash used in investing activities                                                          (153,161)            (4,476,589)
                                                                                            -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank debt assumed in acquisition                                                        -               (388,213)
Repayments of capital leases                                                                    (48,735)               (18,299)
Payment of costs for prior issuance of common stock                                            (122,410)                      -
Exercise of stock options and warrants                                                        1,977,854                135,275
Decrease in note receivable                                                                       9,463                 30,644
                                                                                            -----------             ----------

  Net cash provided by financing activities                                                   1,816,172               (240,593)
                                                                                            -----------             ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                         9,798,399             (4,514,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               17,031,422             11,712,535
                                                                                            -----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $26,829,821             $7,198,258
                                                                                            ===========             ==========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for income taxes                                                                   $79,947                $27,200
   Cash paid for interest                                                                        25,963                 16,190

   The accompanying notes are an integral part of these financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The interim results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of results expected for the full year or for any other interim period. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. The Company had no such guarantees as of December 31, 2002 and plans to adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees, if any, issued or modified after December 31, 2002. The Company does not expect the provisions of FIN No. 45 to have a material impact on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses the appropriate accounting by vendors for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the provisions of this consensus to have a material impact on its consolidated financial statements.

3. STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to the disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated below.

SFAS No. 123, as amended by SFAS No. 148, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB No. 25 and provides the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 to its stock option plans. Under APB Opinion No. 25, the Company has not recorded any stock-based employee compensation cost associated with the Company's stock option plans, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans:

                                               Three Months Ended                  Nine Months Ended
                                      March 31, 2003       March 31, 2002     March 31, 2003      March 31, 2002
                                      --------------------------------------------------------------------------

Net income          As reported       $  1,280,821        $   705,058         $  4,611,537        $  1,575,299
                    Pro forma         $    829,621        $   596,898         $  3,661,137        $  1,056,899


Basic EPS           As reported       $       0.09        $      0.06         $       0.34        $       0.15
                    Pro forma         $       0.06        $      0.05         $       0.27        $       0.10


Diluted EPS         As reported       $       0.09        $      0.06         $       0.31        $       0.14
                    Pro forma         $       0.06        $      0.05         $       0.25        $       0.09

The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70%, and risk-free interest rates of 3.4%.

4. ACQUISITIONS AND ALLIANCE

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

The following is a summary of the net cash paid for the ACTIV-e Solutions transaction:

Cash                                     $       9,774
Accounts receivable                            348,192
Prepaids and other                             128,893
Property and equipment                         469,034
Goodwill                                     3,250,913
Bank debt                                    (388,213)
Accounts payable                           (1,124,370)
Accrued expenses                             (164,944)
Capital leases                               (300,485)
Deferred revenue                             (153,800)
Fair value of stock issued                 (1,845,915)
                                           ----------
Net cash paid                            $    229,079
                                         ============

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company is the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2,347,500, plus transaction costs of $58,115, has been allocated to intangible assets. Of the total consideration, $1,900,000 has been allocated to acquired distribution agreements, with the remainder of $505,615 allocated to acquired technology. Amortization of the distribution agreements and technology acquired is being recorded on a straight-line basis over five and ten years, respectively. Amortization of $107,500 and $322,500 respectively has been recorded in the accompanying consolidated statements of operations for the three and nine months ended March 31, 2003.

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

On March 26, 2002, the Company acquired the ThinSTAR product line of Network Computing Devices, Inc. (NCD). In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $4,189,590 including transaction costs of $189,590, and was allocated to intangible assets. The entire purchase price was allocated to goodwill based on management's assessment as required by SFAS No. 141, "Business Combinations." The results of operations of the ThinSTAR product line have been included in the accompanying consolidated statement of operations from the date of the acquisition.

5. MARKETABLE SECURITIES

The Company's marketable equity securities have been classified as "available-for-sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at their estimated fair value. Unrealized gains or losses are included as a component of accumulated other comprehensive loss, which is reported as a separate component of stockholders' equity. For the three months ended March 31, 2003, the Company recorded an impairment charge of $300,000 in the accompanying consolidated statement of operations to write-off the full cost of its investment in Boundless Corporation, which filed for Chapter 11 bankruptcy protection in March 2003.

Accumulated other comprehensive loss includes an unrealized loss on marketable securities of zero and $116,667 at March 31, 2003 and June 30, 2002, respectively.

6. REVENUE RECOGNITION

The Company's products include both a hardware and software component. In accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), software revenue recognition should be followed for products or services where a software element exists, unless the software is incidental to the product being sold. The software has been deemed to be essential to the functionality of the hardware and, therefore, SOP 97-2 has been followed for revenue recognition. Revenue is recognized on product sales when a formal arrangement exists, delivery of the product has occurred or title has transferred, the fee is fixed or determinable and collection is probable. Revenue related to post contract services is recognized with the initial sale as the fee is included with the initial licensing fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is deemed insignificant, and unspecified upgrades/enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Post contract services for periods in excess of one year sold subsequent to the initial sale are recognized as revenue ratably over the contract period. Revenue from consulting services is recognized upon performance. Product warranty costs and an allowance for sales returns are accrued at the time revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. For the three months ended March 31, 2003 and 2002, revenues recognized from "bill and hold" transactions for products which had not shipped by March 31, 2003 and 2002 were $114,600 and $142,661, respectively. Accounts receivable relating to "bill and hold" transactions were $114,600 and $142,661 at March 31, 2003 and 2002, respectively.

7. MAJOR CUSTOMERS

For the three months ended March 31, 2003, aggregate sales to IBM and one other customer constituted 29% of net revenues. Accounts receivable from these two customers as of March 31, 2003 amounted to $3,391,426. Each of these customers resells the Company's products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company's net revenues for the three months ended March 31, 2003. No customer contributed sales exceeding 10% of net revenues for the three months ended March 31, 2002. The percentage of revenue derived from individual distributors, resellers or end-users can vary significantly from quarter to quarter.

8. INVENTORIES, NET

Inventories, net are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following:

                                                                              March 31,                 June 30,
                                                                                2003                      2002
                                                                             -----------              ----------
Purchased components and subassemblies                                         $284,160                 $211,131
Finished goods                                                                  842,901                  829,720
                                                                             -----------              ----------
                                                                             $1,127,061               $1,040,851
                                                                             ===========              ==========

9. LINE OF CREDIT

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (3.8% at March 31, 2003). At March 31, 2003 and June 30, 2002, there was $2,000,000 available for borrowing under the line. During the three and nine months ended March 31, 2003 and 2002, there were no borrowings under the line.

The line of credit is unsecured and requires the Company to maintain a minimum balance of $3,000,000 in cash and cash equivalents with the bank. The Company is in compliance with this condition at March 31, 2003.

10. INCOME TAXES

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

During the three and nine months ended March 31, 2003, deferred income taxes increased $214,003 and $1,968,544, respectively, as a result of the income tax benefit realized from the exercise of employee and director stock options. This benefit was recorded as an increase in additional paid-in capital in the accompanying consolidated balance sheet.

11. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities, such as stock options and warrants, into common stock.

The following table sets forth the computation of basic and diluted earnings per share:

                                                               For the three months ended           For the three months ended
                                                                        March 31,                            March 31,
                                                              ----------------------------         ----------------------------
                                                                2003               2002               2003              2002
                                                              ----------        ----------         ----------        ----------
Net income                                                    $1,280,821          $705,058         $4,611,537        $1,575,299
                                                              ==========        ==========         ==========        ==========

Weighted average shares outstanding:
   Basic                                                      13,724,625        11,175,240         13,485,220        10,573,863
   Effect of dilutive employee stock options                     979,546         1,333,859          1,211,691           752,843
   Effect of dilutive warrants                                         -                 -             15,410                 -
                                                              ----------        ----------         ----------        ----------
   Diluted                                                    14,704,171        12,509,099         14,712,321        11,326,706

Earnings per common share:
   Basic                                                           $0.09             $0.06              $0.34             $0.15
                                                              ==========        ==========         ==========        ==========
   Diluted                                                         $0.09             $0.06              $0.31             $0.14
                                                              ==========        ==========         ==========        ==========

For the three and nine months ended March 31, 2003, aggregate stock options of 327,354 and 166,118, respectively, were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended March 31, 2002, aggregate stock options of 103,500 and 367,669, respectively, were so excluded.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, a proven Internet-based computing architecture targeted at business customers that is designed to be simpler and easier than traditional PC-based computing. The Company's software and management tools power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to personal computers used in business and a wide variety of proprietary business devices. The Company's Eon, Capio and Voyager products are thin client appliances, which are cost-effective alternatives to personal computers used by businesses, and powerful replacements for green-screen terminals. The Company's ThinPC product is software that enables a PC to function as a thin client appliance. Used in conjunction with Citrix MetaFrame or Microsoft Terminal Services, the Company's software and thin client appliances allow users to run Windows-based applications from a server, plus connect to mainframes, midrange systems and the Internet. Unlike personal computers, thin client appliances can be centrally managed and remotely configured, which greatly simplifies administration.

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


                                                               For the Three Months          For the Nine Months Ended
                                                                      Ended                            Ended
                                                                  March 31, 2003                   March 31, 2002
                                                              ---------------------          --------------------------
                                                              2003             2002              2003           2002
                                                              ----             ----              ----           ----
           Gross profit                                       46.3%           39.5%             44.3%          41.4%

           Operating expenses
                Sales and marketing                           17.9             18.5              16.6           20.1
                Research and development                       3.6              4.2               3.1            5.1
                General and administrative                     8.3              9.1               7.2            9.6
                                                              ----             ----             -----           ----
          Operating income                                    16.5              7.7              17.4            6.6
           Impairment charge                                  (2.3)               -              (0.7)             -
           Interest income, net                                0.6              0.7               0.6            1.2
           Income tax expense                                 (5.3)                              (6.2)
                                                              ----             ----             -----           ----
           Net income                                          9.5%            8.4%             11.1%           7.8%
                                                              =====            ====             =====           ====

Net revenues for the three and nine months ended March 31, 2003 increased to $13,468,117 and $41,698,573, respectively, from $8,638,580 and $20,228,442, respectively, for the comparable periods in the prior fiscal year. The increase in net revenues was primarily attributable to increased sales of the Company's Eon, Capio and ThinSTAR computing appliance products, as well as increased sales of software products.

The Company's gross profit as a percentage of net revenues for the three and nine months ended March 31, 2003 increased to 46.3% and 44.3%, respectively, compared to 39.5% and 41.4%, respectively, for the comparable periods of the prior fiscal year. The increase is attributable to reductions in the purchase costs of components and third party license fees, an increase in the number of higher margin units sold, and sales of software upgrades to IBM customers and others. In addition, fixed overhead costs represented a lower percentage of revenue during the three and nine months ended March 31, 2003 than in the prior fiscal year.

         Operating expenses for the three and nine months ended March 31, 2003 declined to 29.8% and 26.9% of net revenues, respectively, from 31.8% and 34.8%, respectively, in the comparable periods of the prior fiscal year as a result of increased sales and controlled increases in expenditures. Operating expenses for the three and nine months ended March 31, 2003 were $4,022,601 and $11,240,170, respectively, an increase of 51.1% and 59.5% from operating expenses of $2,661,674 and $7,046,153, respectively, in the comparable periods of the prior fiscal year as a result of the Company's execution of its growth strategy. These operating expenses consist of the following:

         Sales and marketing expenses for the three and nine months ended March 31, 2003 were 17.9% and 16.6% of net revenues, respectively, compared to 18.5% and 20.1%, respectively, for the comparable periods in the prior fiscal year. Sales and marketing expenses for the three and nine months ended March 31, 2003 were $2,410,840 and $6,937,260, respectively, an increase of 55.8% and 70.3% from $1,547,448 and $4,072,802, respectively, in the comparable periods in the prior fiscal year. This increase resulted from the hiring of additional sales and marketing personnel for recently opened domestic and international sales offices and from the retention of additional sales and marketing personnel as a result of the ACTIV-e Solutions, ThinSTAR, and IBM transactions, and from the payment of higher commissions due to increased sales.

         Research and development expenses for the three and nine months ended March 31, 2003 were $491,981 and $1,300,430, respectively, an increase of 39.5% and 26.6% from $352,570 and $1,027,421, respectively, in the comparable periods in the prior year primarily as a result of an increase in personnel dedicated to software development activities resulting from the Company's growth.

         General and administrative expenses for the three and nine months ended March 31, 2003 were 8.3% and 7.2% of net revenues, respectively, versus 9.1% and 9.6%, respectively, for the comparable periods of the prior fiscal year. General and administrative expenses for the three and nine months ended March 31, 2003 were $1,119,780 and 3,002,480, respectively, an increase of 47.0% and 54.3% from $761,656 and $1,945,930, respectively for the comparable periods in the prior fiscal year due to increased staffing and additional costs as a result of the Company's growth strategy.

Net interest income for the three and nine months ended March 31, 2003 was $83,146 and $264,081, respectively, an increase of 38.5% and 3.3% from $60,045 and $255,746, respectively, in the comparable periods in the prior fiscal year. The increase in interest income for the comparable three-month periods is due to the investment of higher cash balances, offset by the effect of lower interest rates.

For the three and nine months ended March 31, 2003, the Company recorded income tax expense of $720,461 and $2,593,989, respectively, or 36% of net income. The Company did not record income tax expense for the comparable periods in the prior year due to the availability of net operating loss carryforwards.

For the three and nine months ended March 31, 2003, the Company had net income of $1,280,821 and $4,611,537, respectively, including the effect of the non-operating impairment charge of $300,000, as compared to pre-tax net income of $705,058 and $1,575,299, respectively, for the comparable periods in the prior year primarily as a result of increased revenues and gross margin, offset by increases in operating expenses and income tax expense.

Liquidity and Capital Resources

As of March 31, 2003, the Company had net working capital of $32,521,154 consisting primarily of cash and cash equivalents and accounts receivable. The Company's principal sources of liquidity include $26,829,821 of cash and cash equivalents and a $2,000,000 bank line of credit facility, all of which was available as of March 31, 2003. Interest on the line of credit facility accrues at the Libor Market Index plus 2.5% (3.8% at March 31, 2003) with all principal and interest due and payable on December 31, 2004. The Company had no borrowings under the line of credit during the nine months ended March 31, 2003.

Cash and cash equivalents increased by $9,798,399 during the nine months ended March 31, 2003, primarily as a result of net income and the exercise of stock options and warrants in addition to the increase in deferred income taxes, offset by changes in other working capital items due to the growth of the Company.

The Company generated cash from operations of $8,135,388 for the nine months ended March 31, 2003, primarily as a result of higher revenues, improved gross margins and the increase in deferred income taxes assets generated from the exercise of stock options.

The Company used cash from investing activities of $153,161 for the nine months ended March 31, 2003 primarily as a result of the purchase of property plant and equipment.

The Company generated cash from financing activities of $1,816,172 during the nine months ended March 31, 2003 primarily as a result of the exercise of warrants and employee and director stock options, offset by the payment of transaction costs related to the prior issuance of common stock.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and other sources of debt or equity financing. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future; however, the Company may seek additional sources of funding, including equity and/or debt financing, in order to fund potential acquisitions. Additionally, the Company must continue to maintain sustained profitability in order to provide adequate funding for the long term.

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

Within the last 24 months, we have made three acquisitions and entered into an alliance with IBM. We have not yet fully integrated some of these acquisitions or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business or alliance does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

     We experienced significant growth in our business in the past two years due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, including the integration of our newly hired employees and executive officers, our business will suffer.

Our business has grown during the past two years through both internal expansion and business acquisitions, and has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 51 employees at March 31, 2001 to 106 employees at March 31, 2003. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses, which may grow at a faster rate than our sales. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

     Although we have generated operating profits for the past two years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated operating profits in the recent past, we have incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three and nine months ended March 31, 2003 reflecting the hiring of additional key personnel as we continue to implement our growth strategy. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

Our financial resources may not be enough for our capital and corporate development needs, and we may not be able to obtain additional financing. A failure to derive significant revenues would likely cause us to incur losses and negatively impact the price of our common stock.

     Our ability to accurately forecast our quarterly sales is limited. although our costs are relatively fixed in the short term and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

Because of the new and rapidly evolving market for our software and embedded Windows and Linux-based thin client appliances, our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our expenses quickly enough to avoid losses. As a result, our quarterly operating results could fluctuate.

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

o  the growth and changing requirements of the thin client appliance market;

o  the quality, price, performance and total cost of ownership of our products;

o the availability, price, quality and performance of competing products and technologies; and

o the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

We may not succeed in developing and marketing our software and thin client appliance products and our operating results may decline as a result.

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

     Our business is dependent on customer adoption of Windows and Linux-based thin client appliances to perform discrete tasks for corporate and Internet-based computer networks and a decrease in their rates of adoption could adversely affect our ability to increase our revenues.

We are dependent on the growing use of thin client appliances to perform discrete tasks for corporate and Internet-based networks to increase our revenues. If the role of thin client appliances does not increase as we anticipate, or if it in any way decreases, our revenues would not materialize. If corporate information technology organizations do not accept Windows or Linux-based embedded operating systems, or if there is a wide acceptance of alternative operating systems that provide enhanced capabilities, our operating results could be harmed.

The thin client appliance market in which we compete is new and unpredictable, and if this market does not develop and expand as we anticipate, our revenues may not grow.

     Because some of our products use embedded versions of Microsoft Windows as their operating system, an inability to license these operating systems on favorable terms could impair our ability to introduce new products and maintain market share.

We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Microsoft Corporation provides Windows to us, and we do not have access to the source code for certain versions of the Windows operating system. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if we are unable to license these operating systems on favorable terms, our operations may suffer.

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

We depend upon single source suppliers for some of our thin client appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to us for our components.

We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. These thin client appliances are produced for us by third parties. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline.

     The Recent Outbreak of SARS in the Asia-Pacific Region and Its Continued Spread Could Harm Our Business.

The Asia-Pacific region is experiencing outbreaks of Severe Acute Respiratory Syndrome, or SARS. As a result of these outbreaks, businesses can be shut down temporarily and individuals can become ill or quarantined. A majority of the parts and products that we obtain from outside suppliers are obtained from suppliers in the Asia-Pacific region, and many of our products are manufactured and assembled in China. This could disrupt our ability to manufacture our products and important components for our products as well as cause interruptions and/or delays in our ability to ship components to other locations for continued manufacture and assembly. Any such delays or interruptions could result in delays in our ability to fill orders and have an adverse effect on our results of operation and financial condition. If our manufacturing operations are curtailed because of SARS, we may need to seek alternate sources of supply for manufacturing or other services and alternate sources may be more expensive. Alternate sources may result in delays in shipments to our customers, which would reduce our profitability.

     If we are unable to continue generating substantial revenues from international sales our business could be adversely affected.

Currently, approximately 40 percent of our revenues are derived from international sales. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

     Because we rely on channel partners to sell our products, our revenues could be negatively impacted if our existing channel partners do not continue to purchase products from us.

We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners, including IBM, is obligated to continue selling our products nor to sell our new products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories. We need to expand our direct and indirect sales channels, and if we fail to do so, our growth could be limited.

As a result of our acquisition of the ThinSTAR product line from NCD, we rely on NCD for the distribution of our ThinSTAR products in Europe. If NCD were to discontinue sales of our products or reduce its sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of NCD or our other channel partners, one of which has accounted for more than 10% of our net sales.

As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM's customers. If IBM were to discontinue sales of our products or reduce its sales efforts, it could adversely affect our operating results.

     We may not be able to effectively compete against other providers as a result of their greater financial resources and brand awareness.

In the market for thin client appliances, we face significant competition from larger companies which have greater name recognition than we do. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

     Thin client appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our products could be rendered obsolete by new technologies.

The thin client appliance market is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

     We may not be able to preserve the value of our products' intellectual property because we do not have any patents and other vendors could challenge our other intellectual property rights.

Our products will be differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we are unable to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products, which would harm our operating results.

     We may not be able to attract software developers to bundle their products with our thin client appliances.

Our thin client appliances include our own software, plus software from other companies for specific vertical markets. If we are unable to attract software developers, and are unable to include their software in our products, we may not be able to offer our computing appliances for certain important target markets, and our financial results will suffer.

     In order to continue to grow our revenues, we may need to hire additional personnel.

In order to continue to develop and market our line of thin client appliances, we may need to hire additional personnel. Competition for employees is significant and we may experience difficulty in attracting suitably qualified people.

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

Because our software and thin client appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

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

Moreover, because our products are used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, could seriously damage our reputation and our business..

     If our contracts with Citrix and other vendors of hardware components and software applications and hardware were terminated, our IT services business would be materially adversely affected.

We depend on third-party suppliers to provide us with key hardware components and software applications in connection with our IT services business. If such contracts and relationships were terminated, our revenues would be negatively affected.

     Our stock price can be volatile.

Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our revenues or earnings, such as the recent volatility we have experienced; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding the cost benefits and other advantages of the Company's products, the acquisition of businesses and technologies, and the availability of cash or other financing sources to fund future operations, cash expenditures and acquisitions, the enhancement of the Company's technology, the investment of significant resources in software development activities, the growth in the thin client market, and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, the economic viability of the Company's channel partners, changes in general economic conditions, risks associated with the outbreak of SARS; and risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

As of March 31, 2003 and June 30, 2002, cash equivalents consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company's investments decreased by 100 basis points, interest income for the three months ended March 31, 2003 would have decreased by less that $50,000. This estimate assumes that the decrease occurred on July 1, 2002 and reduced the yield of each investment instrument by 100 basis points.

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

99.2 Certification of Keith D. Schneck, Chief Financial Officer of Neoware Systems, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Report on Form 8-K

         On January 29, 2003, the Company filed a Form 8-K relating to a press release announcing earnings for the three months ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              NEOWARE SYSTEMS, INC.



Date:  May 15, 2003           By:   MICHAEL G. KANTROWITZ
                              -----------------------------
                                         Michael G. Kantrowitz
                                         Chairman, President and Chief
                                         Executive Officer



Date:  May 15, 2003           By:  KEITH D. SCHNECK
                              ------------------------
                                         Keith D. Schneck
                                         Executive Vice President and Chief
                                         Financial Officer

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

Date:  May 15, 2003

                                 Michael G. Kantrowitz
                                 -------------------------
                                 Michael G. Kantrowitz
                                 Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Keith D. Schneck, certify that:

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

Date:  May 15, 2003

                            Keith D. Schneck
                            --------------------
                            Keith D. Schneck
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer)