Form 10-K
period 2003-06-30
NEOWARE SYSTEMS INC
filed 2003-09-15
CIK 894743

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on December 31, 2002 was approximately $199,002,000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES _X_ NO __

The number of shares of the registrant's Common Stock outstanding as of August 26, 2003 was 15,643,650.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 3, 2003 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to
Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into
Part III.

                                                 TABLE OF CONTENTS                                             PAGE
                                                 -----------------                                             ----
PART I ...........................................................................................................4
      Item 1.           Business..................................................................................4
      Item 2.           Properties................................................................................9
      Item 3.           Legal Proceedings........................................................................10
      Item 4.           Submission of Matters to a Vote of Security Holders......................................10

PART II .........................................................................................................10
      Item 5.           Market for Registrant's Common Equity and Related Shareholder Matters....................10
      Item 6.           Selected Financial Data..................................................................12
      Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations....12
      Item 7A           Quantitive and Qualitative Disclosures About Market Risk.................................27
      Item 8.           Financial Statements and Supplementary Data..............................................27
      Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....27
      Item 9A           Controls and Procedures .................................................................28

PART III ........................................................................................................28
      Item 10.          Directors and Executive Officers of the Registrant.......................................28
      Item 11.          Executive Compensation...................................................................29
      Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                        Related Stockholder Matters..............................................................29
      Item 13.          Certain Relationships and Related Transactions...........................................29

PART IV .........................................................................................................29
      Item 14.          Principal Accounting Fees and Services ..................................................30
      Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................30

                                     PART I

ITEM 1.  BUSINESS.

Neoware Systems, Inc. (the "Company") provides software, services and solutions to enable Appliance Computing, a proven Internet-based computing architecture targeted at business customers that is designed to be easier to manage and more cost-effective than traditional PC-based computing. The Company's software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to full-function personal computers used in business and proprietary business devices including green-screen terminals.

The Company's software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. The Company generates revenues from sales of its Eon, Capio, ThinSTAR and Voyager thin client appliances, as well as its ThinPC thin client software for PCs, TeemTalk host access software for PCs and UNIX workstations, ezRemote Manager central management software, and services such as training and integration.

The Company was formed in 1995 as the result of a merger between Human Designed Systems, Inc. (HDS), a privately held technology company, and Information Systems Acquisition Corporation (ISAC), a publicly held company. At the time of the merger, the Company changed its name to HDS Network Systems, Inc. and, in connection with the license of certain technology to Hitachi Data Systems in 1997, the name of the Company was changed to Neoware Systems, Inc.

On June 28, 2001, the Company purchased the thin client business of Boundless Technologies, Inc., which included the Capio product line and associated software and intellectual property and access to the Capio distribution and customer databases, for $1,600,000, excluding transaction costs.

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

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company is the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued 375,000 shares of newly issued common stock with a market value of $6.26 per share to IBM.

On March 26, 2002, the Company acquired the thin client business of Network Computing Devices, Inc. (NCD), including the ThinSTAR product line. In addition, the Company entered into an alliance with NCD to grow the worldwide thin client appliance market. The purchase price was payable in cash of $4,000,000, excluding transaction costs.

On May 24, 2002, the Company completed a private placement of its common stock to institutional and other accredited investors. The Company sold 1,600,000 shares of its common stock at a price of $7.50 per share for proceeds of $12,000,000, excluding transaction costs.

On July 1, 2003, the Company acquired from Pericom Holdings PLC the host access software business operated under the name Pericom Software, including the TeemTalk host access software product line, for approximately $9,800,000 in cash, excluding transaction costs. Under the terms of the acquisition, the Company acquired all assets of the software business, including intellectual property and technology, customer lists, customer contracts and distribution channels and a non-competition agreement.

On July 10, 2003, the Company completed a private placement of its common stock to institutional and other accredited investors. The Company sold 1,500,000 shares of its common stock at a price of $17.50 per share for proceeds of $26,250,000, excluding transaction costs. Proceeds of the offering will be used for general corporate purposes and to fund potential future acquisitions.

Product Strategy

The Company's current strategy is to establish itself as the recognized leader in the market for software and solutions to power and manage the wide-scale deployment of thin client appliances used by businesses. The Company provides its software on top of a number of desktop and embedded operating systems, including Microsoft's Windows 95, 98, ME, NT, 2000, XP, CE .NET, NT Embedded and XP Embedded, as well as an embedded version of the Linux operating system. The Company intends to utilize partners who have strong market positions in the server-based computing market to expand its sales, marketing and distribution channels and customer relationships in order to gain access to new markets and customers. As part of this strategy, the Company intends to leverage its existing technology and marketing relationships with leading technology companies to build its business.

The Company has developed and intends to continue to enhance its technology, which enables large numbers of thin client appliances to be deployed in business environments as alternatives to proprietary or PC-based systems. The Company intends to continue to add its proprietary enhancements to other companies' operating systems, enabling them to be secured and centrally managed.

The Company offers host access software, which enables customers to connect their thin client appliances, personal computers and UNIX workstations to a variety of computer systems, including mainframes, minicomputers, UNIX and legacy servers.

In addition to providing software and appliance products, the Company offers consulting services, training services and assistance to enterprise customers as they manage the large-scale deployment of applications to thin client appliances. The Company intends to supply its software for use on personal computers and existing thin clients and to bundle its software with industry-standard thin client appliance platforms to enable complete hardware, software and management solutions for its customers.

The Company incorporates the following principal elements of its business strategy into its products:

Central Administration and Lower Cost of Ownership. The Company's products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize the Company's products typically run applications and store files on a server, not on desktop devices as with a personal computer. This makes administration of the Company's products much easier and more cost-effective than administration of personal computers, since administrative tasks take place at a small number of servers instead of a much larger number of desktops.

Diverse Technology Expertise. The Company has significant expertise in a wide range of technical disciplines, including central management, security, embedded operating systems, windowing and networking software, applications software development, host access, graphics acceleration, multimedia design and compression algorithms. Utilizing more than fifteen years of experience designing embedded UNIX operating systems, the Company has ported its proprietary software technologies to desktop and embedded versions of the Windows and Linux operating systems to develop a unique software product, which is designed specifically for thin client appliance environments.

Use of Industry Standard Components. The Company plans, implements and manages the design of its software and appliance products to take advantage of industry-standard technologies and components that are widely available in the personal computer industry. This reduces the Company's risks and costs, and allows the Company more easily to increase production of its appliance products quickly to meet customer demand.

Product Upgrades and Enhancements. The Company sells software upgrades and enhancements to customers of its thin client appliances, as well as software and enhancements to customers utilizing personal computers and thin client appliances sold by other vendors. This allows customers to expand their use of Appliance Computing, manage all of their appliances through one family of management tools, ezRemote Manager, and provide the same end-user experience to all thin client appliances. This provides customers extended use of their installed personal computers and thin client appliances without changing hardware, and provides a continued relationship with, and revenue stream from, the customer.

Thin Client Appliance Computing Technical Support and Consulting Services. The Company provides technical support services in addition to software and thin client appliances. This support extends from the appliance through the customer's network infrastructure, including their server complex, which allows customers to work with one supplier with the expertise to assist them.

Host Access Software Expertise. The Company has significant expertise developing software that allows customers to connect to thin client appliances, personal computers and UNIX workstations to mainframes, midrange systems, UNIX servers and other legacy systems. Additionally, the Company has licensed host access software from IBM enabling its products to connect to IBM servers with IBM-branded host access software.

Customers

The Company's customers span a wide range of industries, including retail, aerospace, automotive, education, financial services, government, healthcare, manufacturing and telecommunications. The Company's products have been adopted by such customers as 1-800-FLOWERS.COM, Air Canada, Air New Zealand, Ardent Health Services, Autozone, Bed, Bath and Beyond, Bristol Myers Squibb, Burlington Coat Factory, Caesar's Palace, California Department of Motor Vehicles, Circuit City, Comcast Cable, Cook County Circuit Court, Costco, Discount Tire, ESPN, Federated Department Stores, Harley Davidson, Hollywood Video, IBM, Ikea, Keystone Automotive, Kilotou, Lee Memorial HealthCare, Lockheed Martin, MicronPC, Monongehela Valley Hospital, Motorola, National Car Rental, National City Mortgage, National Semiconductor, Neiman Marcus, OfficeMax, O'Reilly Auto Parts, Panasonic, Raymour and Flanagan, Safeway, Sears, Target Corporation, Textron Financial, TJ Maxx Stores, US Veteran's Administration, Verizon, Wal-Mart and others.

For the year ended June 30, 2003, sales to IBM represented 16.6% of net revenues and sales to a European distributor represented 15.5% of net revenues. These customers resell the Company's products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company's net revenues for the year ended June 30, 2003. Revenues from one customer amounted to 10.2% of total net revenues for the year ended June 30, 2002 and revenues from a different customer amounted to 10.2% for the year ended June 30, 2001. The percentage of revenue derived from individual distributors, resellers or end-users can vary significantly from year to year.

Product Development

The Company believes that its ability to expand the market for its products will depend in large part upon its ability to develop cross-platform enhancements to the Windows, Windows CE, NT and XP Embedded and Linux operating systems, and to continue to develop new software products that incorporate the latest improvements in performance, capability and manageability targeted specifically at host access and the Appliance Computing market. Accordingly, the Company is committed to investing significant resources in software development activities. During fiscal 2003, 2002 and 2001, the Company's expenditures for research and development totaled $1,837,055, $1,441,359 and $955,386, respectively. In addition, the Company has acquired technology in connection with its acquisitions and its alliance with IBM Corporation.

The Company's current research and development programs include:

o Development of enhancements to Microsoft's Windows, Windows CE .NET, NT and XP Embedded and the Linux operating system designed to make them more manageable and secure in network environments.

o Development of server-based remote management software designed to manage the wide-scale deployments of large numbers of network-connected devices.

o Development of the Company's host access product line, which provides connectivity to mainframes, minicomputers, UNIX and legacy servers from thin clients, personal computers and UNIX workstations.

o Integration of the intellectual property licensed from IBM and NCD into the Company's software products.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's products, maintain the Company's position as a recognized innovator in the thin client appliance market and differentiate the Company's products from alternative types of devices, including personal computers. The Company's marketing activities include participation in trade shows and conferences, advertising and press relations with leading trade publications and the publication of technical articles.

The Company's products have won numerous awards in the thin client appliance and Windows-based terminal market, including "Editor's Choice" from PC Magazine, "Best Windows-based Terminal" and "Editors Choice" from Network Computing, "Best Buy" from Network Solutions, "Byte Best" from Byte Magazine, "Top of the World" from SCO World, "Crossroads A-List" from Open Systems Advisors, "Best Buy" from PC Dealer, "Gold Award for Excellence" from Computing Magazine, "Five Stars for Features and Overall Performance" from PC Pro, "Best Buy" from PC Week UK, "5-Star PC Digest Recommends" from PC Digest, and Reader's Choice Award from Windows & .NET Magazine.

The Company distributes its products in North America through IBM, value-added resellers, system integrators, distributors, direct sales to end users and OEMs, and via the Internet.

The Company utilizes distributors for its products throughout the world, and has relationships with distributors in the United States, United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, India, Egypt, Latvia, Korea, Philippines, New Zealand, Australia, Malaysia, South Africa, and elsewhere.

Net revenues from customers in foreign countries accounted for approximately 39%, 30% and 24% of net revenues, respectively, in fiscal 2003, 2002 and 2001.

Service and Support

The Company provides systems integration services, and also provides technical support at customers' sites, as well as via telephone and electronic mail. The Company's technical support specialists provide assistance in diagnosing problems and assisting with system integration issues.

The Company typically warrants its thin client appliance products against defects in materials and workmanship for three years after purchase by the end user. To date, the Company has not encountered any material product maintenance problems.

Competition

The thin client segment of the personal computer market is characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from suppliers of personal computers, as well as providers of thin client products.

Competitive thin client products are offered by a number of established computer manufacturers, including Dell Computer, Hewlett Packard, Sun Microsystems and Wyse Technology. Some of these companies have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those of the Company. The Company believes that the principal competitive factors among suppliers include breadth of product line, product price/performance, capabilities of the products, software features, investment protection, network expertise, service and support, and market presence. The Company believes that it competes favorably with respect to these factors.

The Company, as well as other manufacturers of thin client appliances, faces competition from established computer manufacturers whose personal computer products offer alternatives to thin client appliances for most applications. Thin client appliances compete with personal computers offered by such manufacturers as Dell, Gateway, and Hewlett Packard. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. Thin client appliances compete favorably on a price/performance basis with personal computers and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customers' perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of the personal computer portion of the market by thin client appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results.

At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by the Company's products, but are still appealing to certain price sensitive customers. The Company believes that thin client appliances will become increasingly competitive with ASCII and 3270 terminal systems.

Manufacturing and Suppliers

The Company provides its software and management tools on hardware platforms designed and manufactured for it by third parties. These platforms utilize high-performance, industry-standard components used in high volume in the PC industry. This lowers the cost of designing and manufacturing the Company's products and allows the Company to continue to lower the cost of its products as the costs of personal computers decline. The Company uses this strategy to compete with other companies that design and manufacture their own proprietary hardware. This strategy has allowed the Company to significantly lower the cost of its products and operations, and has allowed the Company to increase sales with higher margins and lower inventory levels.

Proprietary Rights and Licenses

The Company believes that its success will depend primarily on the innovative skills, technical competence and marketing abilities of its personnel rather than upon the ownership of patents or other intellectual property protection methods. Certain technology used in the Company's products is licensed from third parties, either on a non-royalty-bearing basis or on a royalty-bearing basis. Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach by the Company. The Company has licensed technology from IBM, Citrix Systems, Inc., Microsoft Corporation and NCD. In addition to these licensing agreements, the Company holds various other licenses which it does not consider to be material.

Employees

As of July 31, 2003, the Company had 119 employees.

Available Information

The Company makes available on its website, www.neoware.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information found on the Company's website is not part of this or any other report that the Company files with or furnishes to the SEC.

ITEM 2.  PROPERTIES

The Company's principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. The primary facility consists of approximately 22,000 square feet under a lease with an expiration date of September 30, 2005. The annual gross rent for the facility, including operating expenses, is approximately $230,000. In March 2002 the Company entered into a two-year lease for approximately 4,800 square feet at an adjacent facility in King of Prussia. The annual gross rent for this facility, including operating expenses, is approximately $96,000. The Company also leases a number of sales offices in the US, Europe and Australia, and a development office in the UK. The Company believes that its growth will likely require it to lease additional facilities and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

The Company's Common Stock began trading on the NASDAQ National Market on August 7, 2002. Prior to that date, the Company's common stock was traded on the NASDAQ SmallCap Market. Prior to August 1, 1997, the Company's Common Stock traded under the symbol HDSX and, effective on that date, began trading under the symbol NWRE. The following table sets forth the high and low closing bid quotations for the Company's common stock for the periods indicated.

Fiscal 2003                           High              Low
-----------                           ----             -----
First Quarter                         18.72            10.50
Second Quarter                        20.91            10.94
Third Quarter                         17.69            10.76
Fourth Quarter                        16.16             8.63

Fiscal 2002                           High             Low
-----------                           ----             ----
First Quarter                          2.81            1.34
Second Quarter                         4.90            1.60
Third Quarter                         10.03            5.15
Fourth Quarter                        11.70            7.49


The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 198 holders of record of common stock as of June 30, 2003. The Company has never declared or paid any cash dividends on its capital stock and does not intend to pay any cash dividends in the foreseeable future.

In July 2003, the Company sold 1.5 million shares of common stock in a private placement at a price of $17.50 per share. Net proceeds to the Company were approximately $24.5 million after transaction costs. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) and Rule 506 thereof as a transaction not involving a public offering. The shares were acquired for investment and not with a view to the distribution thereof by accredited investors who had access to information regarding the Company and its business.

In May 2002, the Company sold 1.6 million shares of common stock in a private placement at a price of $7.50 per share. Net proceeds to the Company were approximately $11.1 million after transaction costs. The shares were issued in reliance upon the exception from the registration requirements of the Securities Act under Section 4(2) and Rule 506 thereof as a transaction not involving a public offering. The shares were acquired for investment and not with a view to the distribution thereof by accredited investors who had access to information regarding the Company and its business. In connection with the private placement, the Company granted to one of the placement agents for the offering warrants to purchase a total of 48,000 shares of the Company's common stock at an exercise price of $9.375 per share until May 2005, subject to adjustment under certain conditions. The warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) thereof as a transaction not involving a public offering. The warrants were acquired for investment and not with a view to the distribution thereof by an accredited investor who had access to information regarding the Company and its business. A total of 35,000 of these warrants were exercised in September 2002.

In June 2001, in connection with acquisition-related consulting services provided to the Company by a strategic and financial adviser, the Company granted to the adviser and two of its affiliates warrants to purchase a total of 86,095 shares of the Company's common stock at an exercise price of $2.20 per share until June 2004, subject to adjustment under certain conditions. The warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act under Section 4(2) thereof. The warrants were acquired for investment and not with a view to the distribution thereof by accredited investors who had access to information regarding the Company and its business. A total of 83,910 warrants were exercised in July 2002.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for the periods indicated. The data selected below have been derived from the consolidated financial statements of Neoware Systems, Inc. and Subsidiaries, which have been audited by KPMG LLP, independent auditors, for the years ended June 30, 2003 and 2002 and by Arthur Andersen LLP, independent public accountants, for the other years presented. The data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company together with the related notes thereto included elsewhere herein and
Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                   Year Ended June 30,
                                                      ---------------------------------------------------------------------------
                                                         2003          2002              2001              2000          1999
                                                      -----------   -----------       -----------       -----------   -----------
STATEMENT OF OPERATIONS DATA:
Net revenues                                          $57,522,240   $34,309,667       $17,654,825       $11,044,870   $10,665,753
                                                      -----------   -----------       -----------       -----------   -----------
Gross profit                                           25,972,766    13,964,633         5,962,050         2,318,774     1,367,637
Operating expenses                                     16,133,482    10,982,358         6,430,513         4,430,785     4,163,346
                                                      -----------   -----------       -----------       -----------   -----------
Operating income (loss)                                 9,839,284     2,982,275          (468,463)       (2,112,011)   (2,795,709)
Gain on sale of equity investment                              --            --                --                --       406,930
Loss on investment                                       (300,000)           --          (812,000)               --            --
Interest income, net                                      322,834       296,045           771,695           291,900        38,317
                                                      -----------   -----------       -----------       -----------   -----------
Income (loss) before income taxes                       9,862,118     3,278,320          (508,768)       (1,820,111)   (2,350,462)
Income taxes (benefit)                                  3,550,361    (1,346,728)               --                --       430,396
                                                      -----------   -----------       -----------       -----------   -----------
Net income (loss)                                     $ 6,311,757   $ 4,625,048       $  (508,768)      $(1,820,111)  $(2,780,858)
                                                      ===========   ===========       ===========       ===========   ===========
Basic earnings (loss) per share                       $      0.46   $      0.42       $     (0.05)      $     (0.25)  $     (0.44)

Diluted earnings (loss) per share                     $      0.43   $      0.39       $     (0.05)      $     (0.25)  $     (0.44)

Weighted average number of shares used in
   basic earnings (loss) per share computation         13,601,186    10,904,565        10,226,316         7,374,692     6,278,317
Weighted average number of shares used in
   diluted earnings (loss) per share computation       14,695,819    11,851,327        10,226,316         7,374,692     6,278,317

                                                                                     As of June 30,
                                                      ---------------------------------------------------------------------------
BALANCE SHEET DATA:                                      2003          2002              2001               2000         1999
                                                      -----------   -----------       -----------       -----------   -----------
Current assets                                        $42,770,331   $29,722,626       $16,435,552       $17,995,134   $ 5,646,345
Current liabilities                                     7,722,308     5,893,267         2,698,939         2,191,299     3,223,986
Working capital                                        35,048,023    23,829,359        13,736,613        15,803,835     2,422,359
Total assets                                           54,376,171    42,398,960        18,788,842        18,668,379     7,325,897
Long-term capital leases excluding current portion         10,252       204,131                --                --            --
Stockholders' equity                                   46,626,823    36,601,562        16,089,903        16,477,080     4,101,911


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, a proven Internet-based computing architecture targeted at business customers that is designed to be easier to manage and more cost-effective than traditional PC-based computing. The Company's software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to full-function personal computers used in business and proprietary business devices including green-screen terminals.

The Company's software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. The Company generates revenues from sales of its Eon, Capio, ThinSTAR and Voyager thin client appliances, as well as its ThinPC thin client software for PCs, TeemTalk host access software for PCs and UNIX workstations, ezRemote Manager central management software, and services such as training and integration.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's consolidated statements of operations as a percentage of net revenues.

                                     Year Ended June 30,
                                  -------------------------
                                   2003      2002      2001
                                  -------------------------

Gross profit                       45.1%     40.7%     33.7%
Operating expenses:
Sales and Marketing                17.3      18.6      17.3
Research and Development            3.2       4.2       5.4
General and Administrative          7.5       9.2      12.3
Acquisition costs                     -         -       1.4
                                  -------------------------
Operating income (loss)            17.1       8.7      (2.7)
Loss on investment                 (1.0)        -      (4.6)
Interest income, net                1.0       0.9       4.4
                                  -------------------------
Income (loss) before taxes         17.1       9.6      (2.9)
Income taxes                        6.2      (3.9)        -
                                  -------------------------
Net income (loss)                  10.9%     13.5%     (2.9)%
                                  -------------------------

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

For the year ended June 30, 2003, net revenues increased by $23,212,573, or 67.7%, to $57,522,240 from $34,309,667 for the prior fiscal year. The increase in net revenues was primarily attributable to an increase in sales of the Company's thin client appliance products sold as a result of the increasing acceptance in the marketplace of thin client technology and the Company's increased access to customers as a result of its greater market share, its alliance with IBM, and its larger sales organization. This is an emerging market gaining mainstream acceptance and has grown in particular in a number of vertical markets such as retail, healthcare, transportation, hospitality, education, state and local governments and others. In addition, as discussed below, the Company significantly increased its investment in sales and marketing activities during the current fiscal year compared to the prior fiscal year, which also contributed to the increase in net revenues.

The Company's gross profit as a percentage of net revenues increased to 45.1% for the year ended June 30, 2003, from 40.7% for the prior fiscal year. The increase in gross profit is attributable primarily to lower component and license costs (2.4%) and secondarily to increased software sales (1%) and the spreading of fixed overhead costs over a larger revenue base (1%).

Operating expenses for the year ended June 30, 2002 were $16,133,482, an increase of $5,151,124, or 46.9%, from operating expenses of $10,982,358 for the prior fiscal year. As a percentage of revenues, total operating expenses declined to 28.0% from 32.0% in the prior fiscal year.

Sales and marketing expenses increased by $3,589,819, or 56.2%, to $9,970,943 for the year ended June 30, 2003 compared to $6,381,124 for the prior fiscal year. The increase is primarily attributable to personnel additions to sales, marketing and business development staffing and it is anticipated that such costs will continue to increase as the Company grows. As a percentage of revenues, sales and marketing expenses declined to 17.3% from 18.6% in the prior fiscal year.

Research and development expenses for the year ended June 30, 2003 increased by $395,696, or 27.5%, to $1,837,055 from $1,441,359 in the prior fiscal year primarily due to increased staffing of professionals dedicated to research and development activities. The Company is committed to investing in research and development in order to continue to develop new products and enhance existing products and it is anticipated that such expenses will continue to increase as the Company continues to grow. As a percentage of revenues, research and development expenses declined to 3.2% from 4.2% in the prior fiscal year.

General and administrative expenses for the year ended June 30, 2003 increased by $1,165,609, or 36.9%, to $4,325,484 from $3,159,875 for the prior fiscal year primarily due to increased staffing. During the year ended June 30, 2003, the Company hired a Chief Operating Officer and other management and administrative personnel to support the Company's continued growth in fiscal 2003 and it is anticipated that such expenses will continue to increase as the Company continues to grow. As a percentage of revenues, general and administrative expenses declined to 7.5% from 9.2%.

During the year ended June 30, 2003, the Company wrote down its investment of $300,000 in the marketable equity securities of Boundless Corporation to zero as a result of the bankruptcy filing by Boundless in March 2003.

The Company realized net interest income of $322,834 for the year ended June 30, 2003 compared to net interest income of $296,045 for the prior fiscal year. The increase was due to the higher levels of cash invested during the current year primarily as a result of cash provided from operations and the private placement, offset partially by a decrease in interest rates.

For the year ended June 30, 2003, the Company recorded a provision for income taxes of $3,550,361 compared to an income tax benefit of $1,346,728 in the prior year, which reflected the reversal of a previously recorded valuation allowance against deferred income tax assets. This reversal was the result of the Company's sustained history of operating profitability and future prospects of continued profitability. The Company expects its effective income tax rate going forward will be approximately 36%.

For the year ended June 30, 2003, the Company generated net income of $6,311,757 as compared to $4,625,048 for the prior fiscal year. The improvement in performance is primarily attributable to higher revenues, higher gross profit margin and lower operating expenses as a percentage of revenues, offset by the effect of the variance in the income tax provision/benefit described in the preceding paragraph resulting from the reversal of a previously recorded valuation allowance against deferred income tax assets in fiscal 2002.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

For the year ended June 30, 2002, net revenues increased by $16,654,842 or 94.3% to $34,309,667 from $17,654,825 for the prior fiscal year. The increase in net revenues was attributable to increased sales of the Company's thin client appliance products; net revenues attributable to ACTIV-e Solutions operations acquired on December 4, 2001, which amounted to $2,222,176; net revenues generated from the ThinSTAR thin client business acquired from NCD on March 26, 2002 which amounted to $2,892,167; and net revenues generated from the IBM Alliance which was entered into on January 8, 2002 which amounted to approximately $2,000,000. The increase in sales of thin client appliance products is attributable to the increasing acceptance in the marketplace of thin client technology and the Company's increased access to customers as a result of its greater market share, its alliance with IBM, and its larger sales organization. This is an emerging market gaining mainstream acceptance and has grown in particular in a number of vertical markets such as retail, healthcare, transportation, hospitality, education, state and local governments and others. In addition, as discussed below, the Company significantly increased its investment in sales and marketing activities during the current and prior fiscal year which also contributed to the increase in net revenues.

The Company's gross profit as a percentage of net revenues increased to 40.7% for the year ended June 30, 2002, from 33.7% for the prior fiscal year. The increase in gross profit is attributable primarily to reduced component and license costs (5%) and secondarily to the spreading of fixed overhead costs over a larger revenue base (2%).

Operating expenses for the year ended June 30, 2002 were $10,982,358, an increase of $4,551,845 or 70.8% from operating expenses of $6,430,513 for the prior fiscal year. As a percentage of revenues, total operating expenses declined to 32.0% from 36.4% in the prior fiscal year.

Sales and marketing expenses increased by $3,323,116, or 108.7%, to $6,381,124 for the year ended June 30, 2002 compared to $3,058,008 for the prior fiscal year. The increase is primarily attributable to personnel additions to sales, marketing and business development staffing, and it is anticipated that such costs will continue to increase as the Company grows. As a percentage of revenues, sales and marketing expenses increased to 18.6% from 17.3% in the prior fiscal year.

Research and development expenses for the year ended June 30, 2002 increased by $485,973, or 50.9%, to $1,441,359 from $955,386 in the prior fiscal year primarily due to increases in staffing of professionals dedicated to research and development activities. The Company is committed to investing in research and development in order to continue to develop new products and enhance existing products, and it is anticipated that such expenses will continue to increase as the Company continues to grow. As a percentage of revenues, research and development expenses decreased to 4.2% from 5.4% in the prior fiscal year.

General and administrative expenses for the year ended June 30, 2002 increased by $988,595, or 45.6%, to $3,159,875 from $2,171,280 for the prior fiscal year primarily due to increased staffing and personnel costs, and it is anticipated that such expenses will continue to increase as the Company continues to grow. As a percentage of revenues, general and administrative expenses decreased to 9.2% from 12.3% in the prior fiscal year.

During the year ended June 30, 2001, the Company incurred costs of $245,839 in connection with proposed acquisitions and/or strategic relationships that were not consummated.

The Company realized net interest income of $296,045 for the year ended June 30, 2002 compared to net interest income of $771,695 for the prior fiscal year. The decrease was due to lower interest rates and a reduction in the amount of cash available for investment due to the Capio, ACTIV-e and ThinSTAR acquisitions.

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

Liquidity and Capital Resources

As of June 30, 2003, the Company had net working capital of $35,048,023 composed primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's principal sources of liquidity include $29,164,875 of cash and cash equivalents, short-term investments and a $2,000,000 line of credit facility with Wachovia Bank, formerly First Union National Bank, of which $2,000,000 was available as of June 30, 2003. The Company had no borrowings under the line of credit during the year ended June 30, 2003.

Cash and cash equivalents and short-term investments increased by $12,133,453 during the year ended June 30, 2003, primarily as a result of positive cash flow from operations ($10,154,933) and proceeds received from the exercise of stock options and warrants ($2,240,933).

The Company generated cash from operating activities of $10,154,933 in fiscal 2003 compared to using cash in operations of $843,661 during fiscal 2002. The increase in cash provided by operations during fiscal 2003 over cash used in operations in fiscal 2002 was primarily due to the increase in net income in fiscal 2003 ($6,311,757) over fiscal 2002 ($4,635,048) and a smaller increase in accounts receivable in fiscal 2003 ($1,568,436) compared to fiscal 2002 ($5,670,353). The increase in accounts receivable in fiscal 2003 is primarily a result of the increase in revenues of $1,742,442 for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Deferred taxes and current deductions from the exercise of stock options resulted in reduced income taxes payable of $2,444,966 in fiscal 2003. The increase in accounts payable and accrued expenses for fiscal 2003 compared to fiscal 2002 is primarily attributable to the growth of the Company's business. Cash flow from operations can vary significantly from quarter to quarter depending on the timing of payments from, and shipments to, large customers.

During fiscal 2003, net cash of $3,304,699 was used in investing activities for purchases of short-term investments ($3,156,320) and property and equipment ($153,379) compared to net cash used in investing activities of $4,585,959 in fiscal 2002, which was primarily for the acquisitions of the ACTIV-e Solutions and the ThinSTAR product line.

During fiscal 2003, net cash of $2,131,897 was provided by financing activities primarily from the exercise of stock options and warrants compared to net cash generated by investing activities of $10,748,507 during fiscal 2002 primarily as a result of the proceeds from a private placement of the Company's common stock.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and possible new debt or equity sources. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. During July 2003, the Company acquired from Pericom Holdings PLC its host access software business for approximately $9,800,000 in cash and completed a private placement of its common stock which resulted in net proceeds to the Company of approximately $24,500,000.

Contractual Cash Obligations

The following table summarizes the Company's contractual obligations as of June 30, 2003:

                                                  Payments Due by Period
-------------------------------------------------------------------------------------------
                                    Total        2004        2005      2006      After 2006
-------------------------------------------------------------------------------------------
Contractual Cash Obligations:
            Operating Leases     $  775,000  $  318,329    $228,543  $228,128       -
            Capital Leases           16,809       6,557       6,557     3,695       -
            Purchase Commitments  2,169,050   2,169,050           -         -       -
                                 ----------------------------------------------------------
            Total                $2,960,859  $2,493,936    $235,100  $231,823       -
-------------------------------------------------------------------------------------------


Inflation

The Company believes that inflation has not had a material effect on its costs and net revenues during the past three years.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies

The Company has identified the following policies as critical to its business and the understanding of its results of operations. Application of these policies affects many of the items discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion on the application of these and other accounting policies see Note 2 in the Notes to the Consolidated Financial Statements. Preparation of this Annual Report on Form 10-K requires the Company's use of estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expense amounts for the periods being reported. There can be no assurance that the Company's actual results will not differ from these estimates.

Revenue Recognition

The Company's revenue recognition policy is significant as revenue is a key component of results of operations. The timing of revenues also affects the timing of various expenses, such as commission and royalty expenses. The Company recognizes revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants because software has been deemed to be essential to the functionality of the hardware. Generally, the Company recognizes revenue upon shipment of products. Revenue related to post-contract services on such shipments is recognized with the initial sale when the fee is included with the initial license fee, post-contract services are for one year or less, the cost of providing such services is not significant and unspecified upgrades/enhancements offered have historically been and are expected to be minimal and infrequent. Revenue from service obligations associated with service contracts is generally recognized ratably over the service period. From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer.

The Company records a provision for estimated sales returns and allowances in the same period that related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future returns, additional provisions could be required which would adversely affect revenues reported in future periods. The Company's agreements with customers typically do not provide for product returns except for very limited circumstances, including certain distributors that have stock rotation rights which are contractually limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. The impact of product returns has not historically been a significant factor in the Company's results of operations.

Accounts Receivable

The Company sells products and services to a large number of customers in various industries worldwide. Trade accounts receivable are exposed to normal credit risks and the Company provides for potential bad debts based upon the results of management's review of all significant outstanding invoices and the age of all of its receivables. The Company also performs ongoing credit reviews of payment performance and financial condition of its customers. If the judgments made as a result of this review are inaccurate, additional provisions for potential bad debts may be required which would adversely affect the results of operations of future periods.

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

Income Taxes

The Company records the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carryforwards. The Company exercises judgment relating to projected future taxable income to determine the recoverability of any deferred tax assets recorded on the balance sheet. If judgments regarding recoverability of deferred tax assets are not accurate, the Company could be required to record additional income tax expense in future periods.

Asset Impairment

At June 30, 2003, goodwill and intangible assets amount to $11,033,792. Goodwill and non-amortizable intangible assets are assessed for impairment pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," and impairment of other amortizable intangible amortizable assets is assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company operates in one reporting unit and is required to perform the SFAS No. 142 impairment test at least annually or more frequently if circumstances indicate possible impairment. As of June 30, 2003, management believes there has been no impairment under SFAS No. 142 and no triggering events that would require an impairment analysis under SFAS No. 144. An adverse change in the business could result in an impairment charge.

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

         Our business has grown during the past two years through both internal expansion and business acquisitions, and has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 51 employees at June 30, 2001 to 119 employees at July 31, 2003. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses, which may grow at a faster rate than our sales. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

Although we have generated operating profits for the past two years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         Although we have generated operating profits in the past two years, we have incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three months and year ended June 30,2003 reflecting the hiring of additional key personnel as we continue to implement our growth strategy. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

         Our financial resources may not be enough for our capital and corporate development needs, and we may not be able to obtain additional financing. A failure to maintain and increase our revenues would likely cause us to incur losses and negatively impact the price of our common stock.

We may not be able to successfully integrate the acquisitions we have completed, the alliance we have entered into or future acquisitions we may complete as part of our growth strategy, which may materially adversely affect our growth and our operating results.

         Within the last two years, we have made four acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. We have not yet fully integrated some of these acquisitions or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business or alliance does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

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

         Significant Orders- We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are pulled into a quarter from a future quarter, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially.

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

Actions taken by the SCO Group ("SCO") could impact the sale of Linux as an operating system, negatively affecting sales of some of our products.

         SCO has taken legal action against IBM and recently sent a letter to 1,500 Linux customers alleging that certain Linux kernels infringe on SCO's Unix intellectual property and other rights, and that SCO intends to aggressively protect those rights. While we are not a party to any legal proceeding with SCO, since some of our products use Linux as their operating system, SCO's allegations, regardless of merit, could adversely affect sales of such products.

Because we depend on sole source, limited source and foreign source suppliers for key components in our thin client appliance products, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales.

         We depend upon single source suppliers for our thin client appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to us for our components.

         We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. Third parties produce these thin client appliances for us. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline.

If we are unable to continue generating substantial revenues from international sales our business could be adversely affected.

         Currently, approximately 39 percent of our revenues are derived from international sales. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

Because we rely on channel partners, including IBM, to sell our products, our revenues could be negatively impacted if our existing channel partners do not continue to purchase products from us.

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

         If our channel partners were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our channel partners, two of which have accounted for more than 10% of our net sales.

         As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM's customers. If IBM were to discontinue sales of our products or reduce its sales efforts, it could adversely affect our operating results.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

         Although we have not received any claims that our products infringe on the proprietary rights of third parties, if we were to receive such claims in the future, responding to such claims, regardless of their merit, could be time consuming, result in costly litigation, divert management's attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

We may not be able to effectively compete against PC and thin client providers as a result of their greater financial resources and brand awareness.

         In the market for thin client appliances, we face significant competition from makers of personal computers, as well as larger companies that have greater name recognition than we have. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

         Our future competitive performance depends on a number of factors, including our ability to:

   o continually develop and introduce new products and services with better prices and performance than offered by our competitors;

   o     offer a wide range of products; and

   o     offer high-quality products and services.

         If we are unable to offer products and services that compete successfully with the products and services offered by our competitors, including PC manufacturers, our business and our operating results would be harmed. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products and services and we are unable to reduce our costs, our business and operating results would be harmed.

Thin client appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our products could be rendered obsolete by new technologies.

         The thin client appliance market segment of the PC market, is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

         Our thin client appliances include our own software, plus software from other companies for specific markets. If we are unable to attract software developers, and are unable to include their software in our products, we may not be able to offer our thin client appliances for certain important target markets, and our financial results will suffer.

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

         Our products, technologies and operations are complex and we are substantially dependent upon the continued service of our existing personnel. The loss of any of our key employees could adversely affect our business and profits and slow our product development processes.

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

If our contracts with Citrix and other vendors of software applications were terminated, our IT services business would be materially adversely affected.

         We depend on third-party suppliers to provide us with key software applications in connection with our IT services business. If such contracts and relationships were terminated, our revenues would be negatively affected.

Our prior use of Arthur Andersen LLP as our independent auditor may pose risks to us and limit our ability to seek potential recoveries from them related to their work.

         Our consolidated financial statements as of and for each of the three years in the period ended June 30, 2001 were audited by Arthur Andersen LLP (Andersen). On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury convicted Andersen of these charges. On July 23, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors for our fiscal year ended June 30, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen's consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager left Andersen and in light of the cessation of Andersen's SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and, therefore, their right of recovery under that section may be limited as a result of the lack of our ability to obtain Andersen's consent.

Our stock price can be volatile.

         Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as quarterly increases or decreases in our revenues or earnings, changes in revenues or earnings estimates or publication of research reports by analysts; speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors or the loss of key management personnel. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could decrease the value of your shares.

         Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

The issuance of additional equity securities may have a dilutive effect on our existing stockholders and could lead to a decline in the price of our common stock.

         Any additional sale of equity securities may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible into common stock could also have an adverse effect on the market price of the shares. If our stock price declines, it may be more difficult or we may be unable to raise additional capital.

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding the increasing acceptance in the marketplace of thin client technology, anticipated increases in operating expenses, the Company's expected income tax rate of 36%, the Company's competitive position, the reduction of the cost of producing the Company's products, the cost benefits and other advantages of the Company's products, the acquisition of businesses and technologies, the establishment of strategic partnerships and other relationships, the availability of cash or other financing sources to fund future operations and acquisitions, the Company's commitment to invest in the development and enhancement of its technology, the investment of significant resources in software development activities, the growth in the thin client segment of the PC market, and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of thin client products, pricing pressures, rapid technological changes in the industry, growth of the thin client segment of the PC market, increased competition, the Company's ability to attract and retain qualified personnel, the economic viability of the Company's channel partners, changes in general economic conditions and risks associated with foreign operations and political and economic uncertainties associated with current world events.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company earns interest income from its balances of cash and cash equivalents and short-term investments. This interest income is subject to market risk related to changes in interest rates which primarily affects the Company's investment portfolio. The Company invests in instruments that meet high credit quality standards, as specified in its investment policy.

As of June 30, 2003, cash equivalents and short-term investments consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company's cash and cash equivalents and short-term investments, and the Company does not believe that a sudden change in interest rates would have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company's investments decreased by 100 basis points, interest income for the year ended June 30, 2003 would have decreased by less than $200,000 This estimate assumes that the decrease occurred on July 1, 2002 and reduced the yield of each investment instrument by 100 basis points.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are filed under this Item 8, beginning on page 35 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

At the direction of the Board of Directors of the Company, acting upon the recommendation of its Audit Committee, on July 23, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants.

Andersen's reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two fiscal years ended June 30, 2001 and through July 23, 2002, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with their reports on the Company's consolidated financial statements for such fiscal years. There were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K during the period set forth in the preceding sentence.

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

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2003 (the "Evaluation Date"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

     (b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors required by this Item is incorporated by reference to the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

         The following individuals are the current executive officers of the
Company:

         Name                          Age        Position
         ----                          ---        --------

         Michael G. Kantrowitz         43         Chairman, President and Chief
                                                  Executive Officer

         Eric N. Rubino                44         Chief Operating Officer

         Keith D. Schneck              48         Executive Vice President and
                                                  Chief Financial Officer

         Matthew D. Wrabley            42         Executive Vice President of
                                                  Sales


Mr. Kantrowitz has been Chairman of the Company's Board of Directors since December 2002 and President and Chief Executive Officer of the Company since February 2000. Prior to his appointment as President and CEO, Mr. Kantrowitz served as Executive Vice President of the Company responsible for Marketing, Sales and Business Development and as a Director of the Company since March 1995. Prior to this, Mr. Kantrowitz was a senior executive of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held engineering and technical positions with Raytheon Company and Adage Corporation. Mr. Kantrowitz holds a BSEE in Electrical Engineering from the University of Lowell.

Mr. Rubino has been Chief Operating Officer of the Company since December 2002. Prior to joining the Company, from 1999 to 2002, Mr. Rubino served as the Chief Operating Officer for SAP America, Inc., where he managed a wide range of operational departments, including the small and medium business channel, customer support, new business development, information technology, legal, contracts, application hosting, strategic alliances, purchasing, facilities, and risk management. From 1991 to 1999, Mr. Rubino served as Corporate Secretary, Vice President and General Counsel and Senior Vice President of SAP America, Inc. In addition, Mr. Rubino has served in a variety of management positions in contracts and finance with RCA Corporation, General Electric and Bell Atlantic Business System Services, and holds a J.D., an MBA in Finance, and a B.S. in Marketing.

Mr. Schneck has been Executive Vice President and Chief Financial Officer since joining the Company in April 2003. Prior to joining the Company, from December 2000 to April 2003, he served as Chief Financial Officer of T-Networks, a venture capital-funded start up company that provides next generation fiber optical components and sub-systems to the telecommunications market. From April 1995 to December 2000, Mr. Schneck served as President and Chief Financial Officer for AM Communications, Inc., a publicly held company. Prior to that, from 1987 until 1995, Mr. Schneck held senior management positions at Integrated Circuit Systems, Inc., a publicly held company, including Chief Operating Officer and Senior Vice President Finance. Mr. Schneck is a CPA with over 10 years of public accounting experience with KPMG LLP.

Mr. Wrabley has been Executive Vice President of Sales since November 2002 and was Vice President of Business Development from July 2001. Prior to joining the Company, Mr. Wrabley, served as Vice President of Business Development at CIDCO Incorporated, a telecommunications company from 1997 to 2001. Prior to that, Mr. Wrabley served as Director of Strategic Alliances for Call Technologies, Inc. and was employed as a Senior Business Development Manager for Voysys Corporation.

All executive officers of the Company are appointed annually by the Company's Board and serve at its discretion.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" under "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information encouraged to be included in this Annual Report on Form 10-K under Item 14 will be included in our Proxy Statement under the caption "Audit Fees" under "Proposal to Ratify Accountants" and is hereby incorporated by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)(1)   Financial Statements
-----------------------------

See Index to Financial Statements at page 35.

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

Exhibit
Numbers  Description
-------  -----------

2.1 Asset Purchase Agreement between Neoware Systems, Inc. and Network Computing Devices, Inc, dated March 22, 2002. (The Schedules and Exhibits to the Purchase Agreement (a list of which is attached as Exhibit 99.3 hereto) are not being filed as Exhibits to the Current Report on Form 8-K. Neoware agrees to furnish supplementally a copy of any such Schedules and Exhibits to the Securities and Exchange Commission upon request.) (Exhibit 2.1)(14)

2.2 Agreement for the sale and purchase of the terminal emulation software business of Pericom Holdings Plc and Pericom Software Plc among Neoware UK Ltd., as purchaser, Neoware Systems, Inc., as guarantor, Pericom Holdings Plc and Pericom Software Plc, as sellers, and Ron Cragg, as to a non-compete, dated July 1, 2003. (Schedule 3 and the Appendices to the Agreement (a list of which is attached as Exhibit 99.2 hereto) are not being filed as Exhibits to the Current Report on Form 8-K. Neoware agrees to furnish supplementally a copy of Schedule 3 and any such Appendices to the Securities and Exchange Commission upon request.) (Exhibit 2.1)(15)

3.1      Certificate of Incorporation (Exhibit 3.1)(1)

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

4.2 Warrant to purchase 48,000 shares of Common Stock dated May 22, 2002 in favor of Emerging Growth Equities, Ltd. (Exhibit 99.3)(10)

10.1     Lease between the Registrant and GBF Partners, as amended. (Exhibit
         10.9)(3)

10.2 Second Amendment to Commercial Lease, dated July 31, 2000, between the Registrant and GBF Partners. (Exhibit 10.3)(6)

10.3+    1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit
         10.4)(12)

10.4+ Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(5)

10.5+ Employment Agreement, dated June 10, 1999, between the Registrant and Edward M. Parks. (Exhibit 10.7)(4)

10.6+ Letter Agreement, dated January 27, 1999, between the Registrant and Vincent T. Dolan. (Exhibit 10.9)(6)

10.7+ Employment Agreement, dated December 4, 2001, between the Registrant and Anthony J. DePaul (Exhibit 10.1)(8)

10.8+ Termination agreement dated November 1, 2002, between the Registrant and Anthony J. DePaul. (Exhibit 10.1)(12)

10.9+ Letter Agreement, dated December 9, 2002, between the Registrant and Eric R. Rubino. (Exhibit 10.2)(12)

10.10+ Letter Agreement, dated November 8, 2002, between the Registrant and Matthew Wrabley. (Exhibit 10.3)(12)

10.11+ Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003) (Exhibit 4.1)(13)

10.12+ Employment Agreement, dated February 12, 2002, between the Registrant and Howard L. Hunger (Exhibit 10.1)(9)

10.13 Securities Purchase Agreement dated May 22, 2002 among the Registrant and the persons listed as Purchasers therein (Exhibit 99.1)(10)

10.14 Registration Rights Agreement dated May 22, 2002 among the Registrant, Emerging Growth Equities, Ltd. and the investors named therein (Exhibit 99.2)(10)

10.15* Securities Purchase Agreement dated July 10, 2003 among the Registrant and the persons listed as Purchasers therein

10.16* Registration Rights Agreement dated July 10, 2003 among the Registrant and the investors named therein.

10.17+ Note, dated April 17, 2002, of Howard L. Hunger to the Registrant and Pledge Agreement dated April 17, 2002, between the Registrant and Howard L. Hunger. (Exhibit 10.15)(11)

10.18*+ Letter Agreement, dated April 11, 2003, between the Registrant and Keith D. Schneck

10.19* Separation Agreement, dated June 30, 2003, between the Registrant and Vincent T. Dolan

21.*     Subsidiaries

23.1*    Consent of KPMG LLP

23.2*    Notice Regarding Consent of Arthur Andersen LLP

31.1* Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 *       Filed herewith.

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

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001

(9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(10) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-85490) filed with the Securities and Exchange Commission on June 5, 2002.

(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

(12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002

(13) Filed as an Exhibit to Company's Registration Statement on Form S-8 (No. 333-107970) filed with the Securities and Exchange Commission on August 14, 2003.

(14) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on April 2, 2002

(15) Filed as an Exhibit to the Company's Current Report on Form 8-K filed on July 16, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEOWARE SYSTEMS, INC.

Date: September 15, 2003                          By: /s/ Michael G. Kantrowitz.
                                                     --------------------------
                                                          Michael G. Kantrowitz
                                                          President and Chief
                                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Michael G. Kantrowitz, President and Chief Executive Officer, and Keith D. Schneck, Executive Vice President and Chief Financial Officer, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

           Signature                           Title                                    Date
           ---------                           -----                                    ----
/s/ Michael G. Kantrowitz              President, Chief Executive                September 15, 2003
------------------------------         Officer and Chairman of the Board
Michael G. Kantrowitz                  (Principal Executive Officer)


/s/ Keith D. Schneck                   Executive Vice President and Chief        September 15, 2003
------------------------------         Financial Officer (Principal Financial
Keith D. Schneck                       Officer and Principal Accounting
                                       Officer)


/s/ John M. Ryan                       Director                                  September 15, 2003
------------------------------
John M. Ryan


/s/ Christopher G. McCann              Director                                  September 15, 2003
------------------------------
Christopher G. McCann


/s/ David D. Gathman                   Director                                  September 15, 2003
------------------------------
David D. Gathman

/s/ John P. Kirwin                     Director                                  September 15, 2003
------------------------------
John P. Kirwin

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                                                                                                Page
                                                                                                                                ----
Neoware Systems, Inc. and Subsidiaries
   Independent Auditors' Report                                                                                                 36
   Report of Independent Public Accountants                                                                                     37
   Consolidated Financial Statements:                                                                                           37
       Consolidated Balance Sheets as of June 30, 2003 and 2002                                                                 38
       Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001                                   39
       Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years  ended June 30,
       2003, 2002 and 2001                                                                                                      40
       Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001                                   41
       Notes to Consolidated Financial Statements                                                                               42

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Neoware Systems, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of Neoware Systems, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Neoware Systems, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated August 17, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP




Philadelphia, Pennsylvania
August 21, 2003

Below is a copy of the report previously issued by Arthur Andersen LLP in connection with Neoware Systems, Inc.'s filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion. The consolidated balance sheets as of June 30, 2000 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999 have not been included in the accompanying financial statements.


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


                                                 /s/ Arthur Andersen LLP


Philadelphia, Pa.,
August 17, 2001

                                           NEOWARE SYSTEMS, INC. AND SUBSIDIARIES
                                           --------------------------------------
                                                 CONSOLIDATED BALANCE SHEETS
                                                 ---------------------------

                                                                                                     June 30,
                                                                                     --------------------------------------
ASSETS                                                                                     2003                   2002
------                                                                               ----------------       ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    26,013,555        $    17,031,422
   Short-term investments                                                                  3,151,320                183,333
   Accounts receivable, net of allowance for doubtful accounts of $553,329 and
     $351,131                                                                             11,088,994              9,520,558
   Inventories                                                                               772,494              1,040,851
   Prepaid expenses and other                                                                798,383                551,598
   Deferred income taxes                                                                     945,585              1,394,864
                                                                                     ---------------        ---------------
                Total current assets                                                      42,770,331             29,722,626

PROPERTY AND EQUIPMENT, net                                                                  572,048                622,235

CAPITALIZED SOFTWARE, net                                                                          -                 47,779

NOTE RECEIVABLE FROM OFFICER                                                                       -                263,732

DEFERRED INCOME TAXES                                                                              -                173,648

GOODWILL                                                                                   8,943,175              8,994,286

INTANGIBLE ASSETS, net                                                                     2,090,617              2,574,654
                                                                                     ---------------        ---------------
                                                                                     $    54,376,171        $    42,398,960
                                                                                     ===============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                  $     4,206,346        $     3,111,164
   Accrued expenses                                                                        2,817,791              2,136,776
   Capital lease obligations                                                                   6,557                 63,037
   Deferred revenue                                                                          691,614                582,290
                                                                                     ---------------        ---------------
                Total current liabilities                                                  7,722,308              5,893,267
                                                                                     ---------------        ---------------


CAPTIAL LEASE OBLIGATIONS                                                                     10,252                204,131

DEFERRED INCOME TAXES                                                                         16,788                      -

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued
     and outstanding                                                                               -                      -
   Common stock, $.001 par value, 50,000,000 shares authorized, 14,054,800 and
     12,935,615 shares issued and 13,954,800 and 12,835,615 shares outstanding                14,056                 12,936
   Additional paid-in capital                                                             44,214,516             40,291,861
   Treasury stock, 100,000 shares at cost                                                   (100,000)              (100,000)
   Other comprehensive income (loss)                                                         (26,943)              (116,672)
   Retained earnings (accumulated deficit)                                                 2,525,194             (3,786,563)
                                                                                     ---------------        ---------------
                Total stockholders' equity                                                46,626,823             36,301,562
                                                                                     ---------------        ---------------

                                                                                         $54,376,171        $    42,398,960
                                                                                     ===============        ===============




          See accompanying notes to consolidated financial statements.

                                       NEOWARE SYSTEMS, INC. AND SUBSIDIARIES
                                       --------------------------------------

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------

                                                                             Year Ended June 30,
                                                             -----------------------------------------------------
                                                                 2003                2002                 2001
                                                             ------------         -----------          -----------
NET REVENUES                                                 $ 57,522,240         $34,309,667          $17,654,825

COST OF REVENUES                                               31,549,474          20,345,034           11,692,775
                                                             ------------         -----------          -----------
            Gross profit                                       25,972,766          13,964,633            5,962,050
                                                             ------------         -----------          -----------

OPERATING EXPENSES:
   Sales and marketing                                          9,970,943           6,381,124            3,058,008
   Research and development                                     1,837,055           1,441,359              955,386
   General and administrative                                   4,325,484           3,159,875            2,171,280
   Acquisition related costs                                            -                   -              245,839
                                                             ------------         -----------          -----------
            Total operating expenses                           16,133,482          10,982,358            6,430,513
                                                             ------------         -----------          -----------
            Operating income (loss)                             9,839,284           2,982,275             (468,463)

LOSS ON INVESTMENT                                               (300,000)                  -             (812,000)

INTEREST INCOME, net                                              322,834             296,045              771,695
                                                             ------------         -----------          -----------
            Income (loss) before income taxes                   9,862,118           3,278,320             (508,768)

INCOME TAXES (BENEFIT)                                          3,550,361          (1,346,728)                   -
                                                             ------------         -----------          -----------
NET INCOME (LOSS)                                            $  6,311,757         $ 4,625,048          $  (508,768)
                                                             ============         ===========          ===========

BASIC EARNINGS (LOSS) PER SHARE                              $       0.46         $      0.42          $     (0.05)
                                                             ============         ===========          ===========
DILUTED EARNINGS (LOSS) PER SHARE                            $       0.43         $      0.39          $     (0.05)
                                                             ============         ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC
  EARNINGS (LOSS) PER SHARE CALCULATION                        13,601,186          10,904,565           10,226,316
                                                             ============         ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  DILUTED EARNINGS (LOSS) PER SHARE CALCULATION                14,695,819          11,851,327           10,226,316
                                                             ============         ===========          ===========




          See accompanying notes to consolidated financial statements.

                                               NEOWARE SYSTEMS, INC. AND SUBSIDIARIES
                                               --------------------------------------

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                                         ---------------------------------------------------
                                                     COMPREHENSIVE INCOME (LOSS)
                                                     ---------------------------




                                                                                                         Accumulated
                                                                 Additional                   Other       (Deficit)
                                              Common Stock         Paid-in     Treasury   Comprehensive   Retained
                                           Shares       Amount     Capital       Stock    Income (Loss)   Earnings         Total
                                         ----------     -------  -----------   ---------  -------------  -----------   -----------
BALANCE AT JUNE 30, 2000                 10,275,163      10,275   24,369,648      --           --         (7,902,843)   16,477,080

  Comprehensive loss:                       --             --        --           --           --           (508,768)     (508,768)
  Unrealized gain on marketable equity
    securities                              --             --        --           --           66,667         --            66,667
                                                                                                                       -----------
  Total comprehensive loss                                                                                                (442,101)
  Issuance of warrants                      --             --        150,000      --           --             --           150,000
  Purchase of treasury stock               (100,000)       --        --         (100,000)      --             --          (100,000)
  Exercise of stock options                   4,500           5        4,919      --           --             --             4,924

                                         -----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                 10,179,663      10,280   24,524,567    (100,000)      66,667     (8,411,611)   16,089,903
  Comprehensive income:                     --            --         --           --           --          4,625,048     4,625,048
  Unrealized loss on marketable equity
    securities                              --            --         --           --         (183,339)        --          (183,339)
                                                                                                                       -----------
  Total comprehensive income                                                                                             4,441,709
  Issuance of common stock, net of
    expenses                              1,600,000       1,600   11,191,116      --           --             --        11,192,716
  Shares issued for acquisition             569,727         570    1,845,345      --           --             --         1,845,915
  Shares issued for alliance                375,000         375    2,347,125      --           --             --         2,347,500
  Exercise of stock options                 111,225         111      162,677      --           --             --           162,788
  Tax benefits related to stock options      --           --         221,031      --           --             --           221,031

                                          -----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                 12,835,615     $12,936  $40,291,861   $(100,000)   $(116,672)   $(3,786,563)  $36,301,562

  Comprehensive income:                      --           --         --           --            --         6,311,757     6,311,757
  Translation adjustment                     --           --         --           --          (26,943)        --           (26,943)
  Reclassification adjustment for
    realized loss on marketable
    equity securities                        --           --         --           --          116,672         --           116,672
                                                                                                                       -----------
  Total comprehensive income                                                                                             6,401,496
  Costs associated with issuance of
    common Stock                             --           --        (122,409)     --            --            --          (122,409)
  Exercise of warrants                      118,910         119      512,592      --            --            --           512,711
  Exercise of stock options               1,000,275       1,001    1,727,221      --            --            --         1,728,222
  Tax benefits related to stock options      --           --       1,805,251      --            --            --         1,805,251
                                         -----------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                 13,954,800     $14,056  $44,214,516   $(100,000)   $ (26,943)   $ 2,525,194   $46,626,823
---------------------------------------- =========================================================================================









          See accompanying notes to consolidated financial statements.

                                             NEOWARE SYSTEMS, INC. AND SUBSIDIARIES
                                             --------------------------------------

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------


                                                                                             Year Ended June 30,
                                                                                 ---------------------------------------------
                                                                                    2003            2002              2001
                                                                                 -----------     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $ 6,311,757     $ 4,625,048       $  (508,768)
   Adjustments to reconcile net income (loss)  to net cash
     provided by (used in) operating activities-
       Depreciation and amortization                                                 786,492         496,233           363,766
       Loss on investment                                                            300,000              --           812,000
       Stock option benefit on deferred income taxes                               1,805,251         221,031                --
       Deferred income tax benefit                                                   639,715      (1,568,512)               --
   Changes in operating assets and liabilities, net of effect from acquisitions-
     (Increase) decrease in:
       Accounts receivable                                                        (1,568,436)     (5,670,353)       (1,433,783)
       Inventories                                                                   268,357        (578,166)          661,108
       Prepaid expenses and other                                                  (273,723)         (57,119)         (110,182)
     Increase (decrease) in:
       Accounts payable                                                            1,095,182       1,050,851          (218,029)
       Accrued expenses                                                              681,016         498,114           871,077
       Deferred revenue                                                              109,324         139,212          (145,408)
                                                                                 ---------------------------------------------
           Net cash provided by (used in)
             operating activities                                                 10,154,935        (843,661)          291,781
                                                                                 ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of ACTIV-e Solutions, Inc.                                                    --        (220,649)               --
   Purchase of Network Computing Devices ThinSTAR  product line                           --      (4,172,414)               --
   Capitalized and purchased software                                                     --              --           (66,932)
   Purchase of Boundless Technologies, Inc. Capio product line                            --         (12,420)       (1,874,453)
   Alliance agreement transaction costs                                                   --         (52,152)               --
   Purchases of short-term investments                                            (3,151,320)             --          (300,000)
   Purchases of property and equipment, net                                         (153,379)       (128,324)         (100,601)
                                                                                 ---------------------------------------------
           Net cash used in
                 investing activities                                             (3,304,699)     (4,585,959)       (2,341,986)
                                                                                 ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of expenses                          (122,409)     11,192,716                --
   Purchase of treasury stock                                                             --              --          (100,000)
   Exercise of stock options and warrants                                          2,240,933         162,788             4,925
   Repayments of bank debt                                                                --        (388,213)               --
   Repayments of capital leases                                                     (250,359)        (33,317)               --
   Repayments (advances) in officer notes receivable                                 263,732        (185,467)           26,023
                                                                                 ---------------------------------------------

           Net cash provided by (used in) financing activities                     2,131,897      10,748,507           (69,052)
                                                                                 ---------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   8,982,133       5,318,887        (2,119,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      17,031,422      11,712,535        13,831,792
                                                                                 ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $26,013,555     $17,031,422       $11,712,535
                                                                                 =============================================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for income taxes                                                  $   976,233      $   25,000       $        --
     Cash paid for interest                                                           32,078          26,422             8,563





          See accompanying notes to consolidated financial statements.

                     NEOWARE SYSTEMS, INC. AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. COMPANY BACKGROUND:
   -------------------

Neoware Systems, Inc. (the "Company") provides software, services and solutions to enable Appliance Computing, a proven Internet-based computing architecture targeted at business customers that is designed to be easier to manage and more cost-effective than traditional PC-based computing. The Company's software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies to create new alternatives to full-function personal computers used in business and proprietary business devices including green-screen terminals. The Company's software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. The Company generates revenues from sales of its Eon, Capio, ThinSTAR and Voyager thin client appliances, as well as its ThinPC thin client software for PCs, TeemTalk host access software for PCs and UNIX workstations, ezRemote Manager central management software, and services such as training and integration.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation and Translation of Foreign Financial Statements
---------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany profits, accounts and transactions have been eliminated in consolidation. Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate as of the end of each reporting period. The statement of operations is translated at the average exchange rate for the period. Gains or losses from translating foreign currency are accumulated in a separate component of stockholders' equity.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, reserves for returns and allowances, inventory reserves and future tax effects of temporary differences between financial reporting and tax bases of assets and liabilities. Actual results could differ from those estimates.

Cash Equivalents
----------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. Cash equivalents at June 30, 2003 and 2002 consisted primarily of investments in commercial paper, money market funds and certificates of deposit.

Short-term Investments
----------------------

The Company's short-term investments have been classified as "available-for-sale" securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Short-term investments at June 30, 2003 consisted of highly liquid discount notes. Short-term investments at June 30, 2002 consisted of 300,000 shares of common stock of Boundless Corporation (see Notes 3 and 17).

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-Lived Assets
-----------------

Effective July 1, 2002, the Company adopted SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of". Accordingly, in the event that facts and circumstances indicate that property and equipment, amortizable intangibles or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets is compared to the carrying amount of the assets to determine if a write-down to market value or discounted cash flow value is necessary. As of June 30, 2003, management believes that there are no indications of impairment.

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

                   Computer equipment                                3-5 years
                   Office furniture and equipment                    5-7 years
                   Leasehold improvements                            5 years
                   Other                                             3-5 years

Goodwill
--------

The Company adopted SFAS No. 142, "Goodwill and Other Intangibles" on July 1, 2001. SFAS No. 142 requires that goodwill no longer be amortized but instead be tested for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company operates in one reporting segment. At June 30, 2003, management does not believe that goodwill is impaired. The Company had no goodwill amortization prior to the adoption of SFAS No. 142 because the Company had no goodwill until the acquisition of the thin client business of Boundless Technologies, Inc. on June 28, 2001 (see Note 3). Accordingly, the transitional disclosures required by SFAS No. 142 are not required. For the year ended June 30, 2003, changes in goodwill related primarily to minor adjustments to the opening balance sheets of acquired businesses.

Intangible Assets, net
----------------------

The Company adopted SFAS No. 142 on July 1, 2001. SFAS No. 142 requires that intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values (see Note
7). Amortizable intangible assets are reviewed for impairment pursuant to SFAS No. 144.

Revenue Recognition
-------------------

The Company's products include both a hardware and software component. Software has been deemed to be essential to the functionality of the hardware and, therefore, the Company follows AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") for revenue recognition. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Revenue from consulting services is recognized upon performance. In limited circumstances, the Company provides certain distributors with stock rotation rights, which are contractually limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. The Company reserves for these arrangements based on historical experience and the level of inventories in the distribution channel. Product warranty costs are accrued at the time the related revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; the billing and credit terms for the customer have not been modified from the Company's normal policies; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by fiscal year-end were $-0- , $607,980 and $335,119 for the years ended June 30, 2003, 2002 and 2001, respectively. Accounts receivable relating to "bill and hold" transactions were $-0- and $233,279 at June 30, 2003 and 2002, respectively.

Research and Development
------------------------

Costs incurred in the development of new software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company capitalized $66,932 of software development costs in fiscal 2001 and recorded expense of $47,779, $29,468 and $230,630 in fiscal 2003, 2002 and 2001, respectively, related to amortization of capitalized software costs. There were no capitalized software costs during fiscal 2003 and 2002 since development costs incurred after the establishment of technological feasibility have not been significant.

Prepaid Licenses
----------------

The Company also enters into various licensing agreements which require up front cash payments and/or royalties based on unit sales. Such amounts are capitalized and amortized over the term of the license agreement or based on the units sold and are included in prepaid expenses in the accompanying consolidated balance sheet. The Company continually evaluates whether events and circumstances have occurred that indicate that the unamortized balances may not be recoverable or that the amortization period should be revised.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. At June 30, 2003, the Company has options and warrants outstanding to purchase 1,633,625 shares of common stock at prices ranging from $0.88 to $18.11. For the years ended June 30, 2003 and 2002, there were 493,500 and 84,500 options to purchase shares of common stock which were not included in the computation of diluted earnings per share as the impact would have been antidilutive. However, these options may be dilutive in the future. For the year ended June 30, 2001, there was no dilutive effect of stock options or warrants, as the Company incurred a net loss.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                  For the year ended June 30,
                                                           -----------------------------------------
                                                              2003           2002           2001
                                                           -----------    -----------    -----------
Net income (loss)                                          $ 6,311,757    $ 4,625,048    $  (508,768)
                                                           ===========    ===========    ===========

Weighted average shares outstanding:
   Basic                                                    13,601,186     10,904,565     10,226,316
Dilutive effect of stock options and warrants                1,094,633        946,762              -
                                                           -----------    -----------    -----------
   Diluted                                                  14,695,819     11,851,327     10,226,316
                                                           ===========    ===========    ===========

Earnings (loss) per common share:
   Basic                                                         $0.46          $0.42         $(0.05)
                                                           ===========    ===========    ===========
   Diluted                                                       $0.43          $0.39         $(0.05)
                                                           ===========    ===========    ===========

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

Comprehensive Income (Loss)
---------------------------

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Excluding net income (loss), the Company's sources of other comprehensive income (loss) are unrealized appreciation (depreciation) on its holdings of short-term investments classified as available-for-sale and unrealized income (loss) relating to foreign currency exchange rate fluctuations.

Stock-Based Compensation
------------------------

The Company applies Accounting Principles Board Opinion, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value method had been applied in accordance with SFAS No. 123, "Accounting for Stock-based Compensation."

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has determined that it will not make the voluntary change to the fair value based method of accounting at this time. Had compensation cost been recognized consistent with SFAS No. 123, the Company's consolidated net income
(loss) and earnings (loss) per share would have been as follows:

                                                                Year ended June 30.
                                                    2003              2002                 2001
                                                 -----------        ----------          -----------
Net income (loss)             As reported        $ 6,311,757        $4,625,048          $  (508,768)
Less total stock-based
compensation
determined under fair
value method for all
awards, net of tax                                (1,700,748)         (964,218)            (536,991)
                                                 -----------        ----------          -----------
Net income (loss)             Pro forma          $ 4,611,009        $3,660,830          $(1,045,759)
                                                 -----------        ----------          -----------

Basic and diluted net income (loss) per share:
Basic EPS                     As reported        $      0.46        $     0.42          $     (0.05)
                              Pro forma          $      0.34        $     0.34          $     (0.10)
Diluted EPS                   As reported        $      0.43        $     0.39          $     (0.05)
                              Pro forma          $      0.33        $     0.31          $     (0.10)

New Accounting Pronouncements
-----------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS 146, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flow. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". The Interpretation expands on the disclosure requirements to be made in interim and annual financial statements. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Interpretation also requires that a liability measured at fair value be recognized for certain guarantees even if the probability of payment on the guarantee is remote. The provision for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses the appropriate accounting for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not anticipate that the adoption of EITF Issue No. 00-21 will have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The adoption of this interpretation did not have any impact on the Company's financial statements.

3. ACQUISITIONS AND ALLIANCE:
   --------------------------

On June 28, 2001, the Company acquired the thin client business of Boundless Technologies, Inc. (Boundless), which included the Capio product line and associated software, intellectual property, customer contract rights and other intangibles. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $1,874,453, including transaction costs of $205,074. In addition, the Company issued warrants to purchase 86,095 common shares in the aggregate to a financial advisor and two of its affiliates for providing acquisition related services (see Note 14). The fair value of the warrants of $150,000 was also included as part of the purchase price. The Company also accrued $81,799 of future contractual obligations in connection with the acquisition. The aggregate purchase price of $2,036,873 has been recorded as intangible assets, of which $300,000 was allocated to acquired distribution agreements, $150,000 was allocated to the Capio trade name, and $1,586,873 was allocated to goodwill. The results of operations of the Boundless thin client business have been included in the accompanying statements of operations from the date of the acquisition. Concurrent with the consummation of the acquisition, the Company made an equity investment of $300,000 in Boundless, which was accounted for as an available-for-sale security under SFAS 115. During the year ended June 30, 2003, the Company wrote off its investment as a result of the bankruptcy filing by Boundless in March 2003 (See Notes 2 and 17).

On December 4, 2001, the Company acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service Information Technology consulting company in the server-based computing marketplace. The acquisition was accounted for under SFAS No. 141 using the purchase method of accounting. The purchase price was payable in cash of $75,000 and an aggregate of 569,727 shares of the Company's newly issued common stock with a market value of $3.24 per share at the date of acquisition. In addition, the Company assumed net liabilities, exclusive of cash acquired of $9,774, of $1,178,209. The aggregate cost of the acquisition was $3,234,999 (including transaction costs of $145,649), which amount is equal to the excess purchase price over the value of the net assets acquired. The entire purchase price has been allocated to goodwill. The results of operations of ACTIV-e Solutions have been included in the accompanying statement of operations from the date of the acquisition.

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company became the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed from IBM the intellectual property associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2,347,500, plus transaction costs of $52,152, has been allocated to intangible assets. Of the total consideration, $1,900,000 has been allocated to acquired distribution agreements with the remainder of $499,652 allocated to acquired technology.

On March 26, 2002, the Company acquired the thin client business of Network Computing Devices, Inc. (NCD) which included the ThinSTAR product line. The acquisition was accounted for under SFAS No. 141 using the purchase method of accounting. The purchase price was payable in cash of $4,172,414, including transaction costs of $172,414, and was allocated to goodwill. The results of operations of the NCD thin client business have been included in the accompanying statements of operations from the date of the acquisition.

A registration statement covering the shares issued in connection with the ACTIV-e acquisition and the IBM alliance was filed on April 3, 2002, and subsequently declared effective. The agreements with ACTIV-e and IBM provided for limitations on the number of shares which could be sold within the first twelve months after effectiveness of the registration statement for the shares granted to ACTIV-e and within fifteen months of issuance for the shares granted to IBM.

4. CONCENTRATIONS AND FOREIGN REVENUES:
   -------------------------------------

Sales to IBM accounted for 16.6% of total revenues and sales to a European distributor accounted for 15.5% of total revenues in fiscal 2003 and accounts receivable from these customers were $4,799,607 at June 30, 2003. Each of these customers resells the Company's products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company's net revenues for the year ended June 30, 2003. One customer provided 10.2% of total net revenues in fiscal 2002 and accounts receivable from this customer was $1,879,703 at June 30, 2002. A different customer provided 10.2% of total net revenues in fiscal 2001. The percentage of revenue derived from individual distributors, resellers or end-users can vary significantly from year to year.

The Company depends upon single source suppliers its thin client appliance products and for several of the components in them. The Company also depends on limited sources to supply several other industry standard components and relies on foreign suppliers which subject the Company to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to the Company for its components.

The Company's products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net revenues from customers in foreign countries during fiscal 2003, 2002 and 2001 were approximately 39%, 30% and 24%, respectively, and were transacted in US dollars.

5. INVENTORIES:
   ------------

     Inventories, net of allowances, consist of the following:

                                                                              June 30,
                                                                     --------------------------
                                                                        2003           2002
                                                                     ----------     -----------
       Purchased components and subassemblies                        $  172,160     $   211,131
       Finished goods                                                   600,334         829,720
                                                                     ----------     -----------
                                                                     $  772,494     $ 1,040,851
                                                                     ==========     ===========


6. PROPERTY AND EQUIPMENT:
   -----------------------

                                                                               June 30,
                                                                     --------------------------
                                                                        2003           2002
                                                                     ----------     -----------
       Computer equipment                                            $1,551,508     $ 1,424,838
       Office furniture and equipment                                   560,317         551,555
       Leasehold improvements                                           457,121         397,949
       Other                                                            128,080         130,799
                                                                     ----------     -----------
                                                                      2,697,026       2,505,141
       Less accumulated depreciation and amortization                (2,124,978)     (1,882,906)
                                                                     ----------     -----------
                                                                     $  572,048     $   622,235
                                                                     ==========     ===========

Depreciation and amortization expense was $248,713, $191,767 and $133,136 for the years ended June 30, 2003, 2002 and 2001, respectively.

7. INTANGIBLE ASSETS:
   ------------------

                                                                                June 30, 2003
                                                         -----------------------------------------------------------
                                         Estimated        Gross carrying         Accumulated
                                        useful life           value             amortization                 Net
                                        -------------    ----------------     ----------------      ----------------
       Tradenames                        Indefinite      $        150,000     $             --      $        150,000
       Distributor relationships          5 years               2,200,000             (690,000)            1,510,000
       Acquired technology                10 years                505,615              (74,998)              430,617
                                                         ----------------     ----------------      ----------------
                                                         $      2,855,615     $       (764,998)     $      2,090,617
                                                         ================     ================      ================

                                                                                June 30, 2002
                                                         -----------------------------------------------------------
                                         Estimated        Gross carrying         Accumulated              Net
                                        useful life           value             amortization
                                        -------------    ----------------     ----------------      ----------------
       Tradenames                        Indefinite      $        150,000     $             --      $        150,000
       Distributor relationships          5 years               2,200,000             (250,000)            1,950,000
       Acquired technology                10 years                499,652              (24,998)              474,654
                                                         ----------------     ----------------      ----------------
                                                         $      2,849,652     $       (274,998)     $      2,574,654
                                                         ================     ================      ================

Amortization of intangibles was $490,000 and $274,998 for the years ended June 30, 2003 and 2002, respectively. There was no amortization for the year ended June 30, 2001.

      The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense):

                     Year ending June 30,                     Total
                                                            ----------
                     2004                                   $  490,000
                     2005                                      490,000
                     2006                                      490,000
                     2007                                      240,000
                     2008                                       50,000
                     2009 through 2013                         180,617
                                                            ----------
                                                            $1,940,617
                                                            ==========

8. ACCRUED EXPENSES:
   -----------------

                                                                        June 30,
                                                            ---------------------------------
                                                               2003                  2002
                                                            ----------             ----------
Compensation                                                $1,706,780             $1,170,034
Software license fees                                          184,616                327,703
Marketing costs                                                294,408                212,175
Professional fees                                              157,200                 91,000
Other                                                          474,787                335,864
                                                            ----------             ----------
                                                            $2,817,791             $2,136,776
                                                            ==========             ==========


9. VALUATION AND QUALIFYING ACCOUNTS:
   ----------------------------------

A rollforward of the allowance for doubtful accounts is as follows:

                                                         Year Ended June 30,
                                                 ----------------------------------
                                                   2003         2002         2001
                                                 --------     ---------    --------
   Beginning balance                             $351,131     $ 188,151    $125,409
   Expense                                        287,569       282,115      66,137
   Write-offs                                     (85,371)     (119,135)     (3,395)
                                                 --------     ---------    --------
   Ending balance                                $553,329     $ 351,131    $188,151
                                                 ========     =========    ========

10. NOTE RECEIVABLE:
    ----------------

In April 2002, the Company entered into a note agreement with an officer in the amount of $263,732 in connection with recruiting this individual to the Company and to provide cash to exercise stock options held in a previous employer, IBM. The note bore interest at 5%, was secured by 8,506 shares of IBM common stock, was full recourse and was repayable upon either the earlier of the sale of the stock or three years. The note was repaid during May 2003.

11. LINE OF CREDIT:
    ---------------

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (3.8% at June 30, 2003). At June 30, 2003 and June 30, 2002, there was $2,000,000 available for borrowing under the line. During fiscal 2003 and 2002, there were no borrowings under the line.

The line of credit is unsecured and requires the Company to maintain a minimum balance of $3,000,000 in cash and cash equivalents with the bank. The Company is in compliance with this condition at June 30,2003.

12. INCOME TAXES:
    ------------



Income tax expense (benefit) consists of:

                                                          Current       Deferred         Total
                                                          -------       --------         -----
       Year ended June 30, 2003:
            U.S. Federal                                $2,596,874    $     548,361    $  3,145,235
            State and local                                144,190           91,354         235,544
            Foreign jurisdictions                          169,582               --         169,582
                                                        ----------    -------------    ------------
                                                        $2,910,646    $     639,715    $  3,550,361
                                                        ==========    =============    ============

                                                           Current     Deferred            Total
                                                           -------     --------            -----
       Year ended June 30, 2002:
            U.S. Federal                                $      --     $    (996,701)   $   (996,071)
            State and local                                   753          (351,410)       (350,657)
                                                        ----------    -------------    ------------
                                                        $     753     $  (1,347,481)   $ (1,346,728)
                                                        ==========    =============    ============

The federal statutory income tax rate is reconciled to the effective tax rate as follows:

                          Year Ended June 30,
       ---------------------------------------------------------------------------------------------------------
                                                             2003                     2002               2001
                                                             ----                     ----               ----
       Federal statutory rate                               34.0%                       34.0%           (34.0)%
       State income taxes, net                               1.6                           -                -
       Expenses not deductible for tax                        .2                         1.8               .8
       Valuation allowance                                     -                       (82.2)            59.0
       Other                                                  .2                         5.3            (25.8)
                                                      -------------------     -----------------    ---------------
                                                            36.0%                      (41.1)%              -%
                                                      ===================     =================    ===============

Deferred taxes are comprised of the following:

                                                                             June 30,
                                                                    --------------------------
                                                                      2003            2002
                                                                    ---------       ----------
       Current deferred income tax asset                            $ 945,585       $1,394,864
       Current deferred income tax liability                                -                -
                                                                    ---------       ----------
       Total current deferred tax asset                               945,585        1,394,864
                                                                    ---------       ----------

       Gross non-current deferred income tax asset                    292,886          292,863
       Gross non-current deferred income tax liability               (309,674)        (119,215)
                                                                    ---------       ----------
       Total non-current deferred tax asset (liability)               (16,788)         173,648
                                                                    ---------       ----------
       Net deferred tax asset                                       $ 928,797       $1,568,512
                                                                    =========       ==========


The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                             June 30,
                                                                    --------------------------
                                                                      2003             2002
                                                                    ---------       ----------
      Net operating loss carryforwards                              $ 365,215       $  951,430
      Expenses not currently deductible for tax purposes              501,903          292,223
      Deferred revenue                                                196,610          159,139
      Basis difference in property and equipment and
        capitalized software                                           96,094          133,725
      Basis difference in inventory                                    78,649          148,210
      Amortization of intangible assets                              (309,674)        (119,215)
                                                                    ---------       ----------
      Net deferred tax asset                                        $ 928,797       $1,568,512
                                                                    =========       ==========

As of June 30, 2003, the Company has state net operating loss carryforwards of approximately $5,300,000 that begin to expire in 2005 and are available to offset future state taxable income.

The valuation allowance for deferred tax assets as of June 30, 2001 was $2,696,288. The net change in the total valuation allowance for the year ended June 30, 2002 was a decrease of $2,696,288. As of June 30, 2003, the Company does not have a valuation allowance against the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 2003.

13. SALE OF COMMON STOCK:
    ---------------------

In May 2002, the Company sold 1,600,000 shares of common stock at $7.50 per share. The price represented an 8% discount from the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company in fiscal 2002 were $11,192,716 after transaction costs of $807,284. Additional transaction costs of $122,409 were incurred in fiscal 2003 related to this transaction. In addition, warrants to purchase 48,000 shares of common stock were issued to one of the placement agents at a price of $9.375 per share. The warrants are exercisable until May 2005. The Company valued the warrants at $272,941 using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 114%; risk-free interest rate of 4.9%; and an expected life of three years. A total of 35,000 warrants were exercised in fiscal 2003.

14. STOCK OPTIONS AND WARRANTS:
    ---------------------------

The Company has two stock option plans for employees, directors, and consultants to the Company. Under the 1995 Stock Option plan (the "1995 Plan"), the Company is authorized to issue options for the purchase of up to 3,000,000 shares of common stock. Under the terms of the 1995 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest ratably over four years. Director options generally vest and become exercisable ratably over six months or one to three years from the date of grant. All options that have been granted expire five or ten years from the grant date. A committee established for this purpose, or the board of directors, administers the 1995 Plan. Except for non-discretionary grants of options to non-employee directors, the committee or board may define vesting and expiration dates for all options granted under the 1995 Plan. As of June 30, 2003, there were 360,945 options available for future grant under the 1995 Plan.

The Company has a non-qualified stock option plan (the "2002 Plan") for employees, directors and consultants who perform services for the Company. The Company is authorized to issue options for the purchase of up to 700,000 shares of common stock, subject to adjustment. Under the terms of the 2002 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Options generally vest ratably over four years. A committee established for this purpose, or the board of directors, administers the 2002 Plan. The committee or board may define vesting and expiration dates for all options granted under the 2002 Plan. As of June 30, 2003, there were 226,951 options available for grant under the 2002 Plan.

Options granted under the 1995 Plan contain provisions pursuant to which all outstanding options granted under such Plan shall or may become fully vested and immediately exercisable upon a "change in control," as defined in the Plan.

Information with respect to the options under the Company's stock option plans is as follows:

                                                            Weighted
                                                            Average
                                                            Exercise
                                          Shares             Price
                                        -----------    ------------------
   Balance as of June 30, 2000           1,544,250     $      2.20
            Granted                        220,750            1.90
            Exercised                       (4,500)           1.09
            Terminated                     (83,750)           2.96
                                        ----------
   Balance as of June 30, 2001           1,676,750            2.12
            Granted                        655,500            5.10
            Exercised                     (111,225)           1.46
            Terminated                     (82,750)           3.66
                                        ----------
   Balance as of June 30, 2002           2,138,275            3.01
            Granted                        680,000           14.34
            Exercised                   (1,000,275)           1.73
            Terminated                    (197,375)           5.27
                                        ----------
   Balance as of June 30, 2003           1,620,625            8.47
                                        ==========

The following table summarizes information about stock options outstanding as of June 30, 2003:

                            Outstanding Stock Options                              Exercisable Stock Options
                            -------------------------                              -------------------------
                                                                   Weighted
         Range                                   Weighted           Average                         Weighted
          of                                     Average           Remaining                         Average
        Exercise                                 Exercise         Contractual                       Exercise
         Prices                 Shares            Price              Life            Shares          Price
      ------------            ---------          --------         -----------        -------        --------
      $   .88-2.94              405,250           $ 2.35           2.3 years         224,875         $ 2.39
         3.00-5.37              318,000             3.65           2.1 years         185,500           3.87
        7.35-10.55              353,875             8.82           4.0 years          61,375           8.07
       11.30-15.85              380,500            14.09           4.4 years               -              -
       17.15-18.11              163,000            17.27           4.4 years          20,000          18.11
                              ---------                                              -------
                              1,620,625                                              491,750
                              =========                                              =======

In June 2001, the Company issued warrants to purchase 86,095 common shares at a price of $2.20 per share to a financial advisor and two of its affiliates in connection with acquisition related services (see Note 3). The warrants vested immediately and expire in June 2004. In accordance with SFAS No. 123, the fair value of the warrants of $150,000 was recorded as transaction costs related to the acquisition. The fair value of the warrants was determined using the Black-Scholes options pricing model using the following assumptions: dividend yield of zero, weighted average risk free interest rate of 4.6%, and expected volatility of 114% over the contractual term of the warrant. A total of 83,910 warrants were exercised in fiscal 2003.

In May 2002, the Company issued warrants to a placement agent for the purchase of 48,000 common shares at a price of $9.375 per share and were fully vested at the date of grant (see Note 13). During the year ended June 30, 2003, 35,000 warrants were exercised and 13,000 warrants remain outstanding as of June 30, 2003 with an expiration date in May 2005.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001: no dividend yield; expected volatility of approximately 70%-126%; risk-free interest rates of approximately 2.1%-6.8%; and an expected life of five to ten years.

15. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Company leases its principal facilities, an automobile, and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from three months to three years. Rent expense under these leases was $482,437, $289,183 and $219,097 in fiscal 2003, 2002 and 2001, respectively.
Future minimum lease payments under operating leases at June 30, 2003 are $318,329 in fiscal 2004, $228,543 in fiscal 2005 and $228,128 in fiscal 2006.

During fiscal 2002, the Company assumed the liabilities for certain office equipment, computer hardware and software under capital leases as part of the ACTIV-e Solutions acquisition. During the year ended June 30, 2003, substantially all of these obligations were paid off. Interest expense under these leases was $7,207 and $18,386 in fiscal 2003 and 2002, respectively.

The Company has employment agreements with its executive officers that provide for certain levels of base compensation, fringe benefits and incentives. One of the agreements provides for salary continuance of one year of employment if terminated upon certain conditions. In addition, all of the agreements provide for severance payments in the event of a change in control and the executive officer is not extended a similar position after the change in control. If a change of control had occurred on June 30, 2003, and all of the executive officers had been terminated, the severance obligations would have aggregated approximately $750,000.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company's financial position or operating results.

16. EMPLOYEE BENEFIT PLAN:
    ----------------------

The Company sponsors a profit sharing/401(k) plan (the "Plan") for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. The Company's contributions were $131,908, $68,973 and $43,392 in fiscal 2003, 2002 and 2001, respectively.

17. LOSS ON INVESTMENT:
    -------------------

In October 1997, the Company merged ITC, a wholly owned subsidiary, into Broadreach Consulting, Inc. (Broadreach), a software consulting company, in exchange for a 2% stock interest in Broadreach and the reimbursement of $1,000,000 of expenses incurred by the Company. Of the total reimbursement, $300,000 was paid in cash and the remaining $700,000 was due under a note. During fiscal 1999, the Company sold its 2% interest in Broadreach for $406,930, which was included as a gain on the sale of an equity investment in the consolidated statements of operations. In fiscal 2001, the Company recorded a loss on investment of $812,000, representing the balance due on the note receivable and accrued interest thereon. Broadreach has subsequently discontinued operations.

In fiscal 2003, the Company recorded a loss on investment of $300,000 representing the write-off of an investment in Boundless (See Notes 2 and 3).

18. RELATED PARTY
    -------------

For the year ended June 30, 2003, the Company had sales of approximately $183,000 to a customer of which one of the Company's directors is an executive officer and director.

19. SUBSEQUENT EVENTS:
    ------------------

On July 1, 2003, the Company acquired from Pericom Holdings PLC the host access software business formerly operated under the name Pericom Software for approximately $9.8 million in cash, excluding transaction costs. The Company acquired all of the assets of the software business including intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement. The acquisition will be accounted for using the purchase method of accounting and the purchase price will be allocated to intangible assets. The results of operations of the host access software business will be included in the Company's statements of operations from the date of the acquisition.

On July 10, 2003, the Company sold 1,500,000 shares of common stock at $17.50 per share which represented a premium of 10% on the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company were approximately $24,500,000 after transaction costs. The Company intends to use the net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
    -----------------------------------------------------

The following table sets forth certain unaudited consolidated financial data for each of the quarters within the fiscal years ended June 30, 2003 and 2002. This information has been derived from the Company's Consolidated Financial Statements, and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                                        (Unaudited)
                                                    (In Thousands Except Share and Per Share Data)
                                                 September         December         March          June
         Fiscal 2003 Quarter Ended                 2002             2002            2003           2003
----------------------------------------------     ----             ----            ----           ----
Revenues                                        $    13,517      $    14,714     $    13,468   $    15,823
Gross profit                                          5,694            6,547           6,240         7,491
Operating income                                      2,171            2,852           2,218         2,598
Net income                                            1,447            1,884           1,281         1,700
Basic net income per share                      $      0.11      $      0.14     $      0.09   $      0.12
Diluted net income per share                    $      0.10      $      0.13     $      0.09   $      0.12
Shares used in computing
   basic net income per share                    13,162,589       13,573,656      13,724,625    13,950,356
Shares used in computing
   diluted net income per share                  14,652,096       14,785,902      14,704,171    14,647,585
----------------------------------------------

                                                 September        December          March         June
         Fiscal 2002 Quarter Ended                 2001             2001             2002         2002
----------------------------------------------     ----             ----             ----         ----
Revenues                                        $     5,265      $     6,595     $     8,369   $    14,081
Gross profit                                          2,204            2,855           3,307         5,599
Operating income                                        148              527             645         1,662
Net income                                              260              611             705         3,049
Basic net income per share                      $      0.03      $      0.06     $      0.06   $      0.26
Diluted net income per share                    $      0.02      $      0.06     $      0.06   $      0.23
Shares used in computing
   basic net income per share                    10,179,851       10,376,892      11,175,240    11,916,044
Shares used in computing
  diluted net income per share                   10,596,720       10,884,693      12,509,099    13,417,597