Form 10-Q
period 2003-09-30
NEOWARE SYSTEMS INC
filed 2003-11-14
CIK 894743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q
                              ____________________

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

                        Commission File Number: 000-21240
                         _______________________________

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

                                 (610) 277-8300
               (Registrant's telephone number including area code)
                   __________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes___ No X
                                            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes X  No
                                      ---   ---

As of November 12, 2003, there were 15,748,243 outstanding shares of the Registrant's Common Stock.

                              NEOWARE SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number
                                                                          ------
Item 1.   Unaudited Consolidated Financial Statements:

          Consolidated Balance Sheets:
          September 30, 2003 (unaudited) and June 30, 2003                   3

          Consolidated Statements of Operations:
          Three Months Ended September 30, 2003 and 2002 (unaudited)         4

          Consolidated Statements of Cash Flows:
          Three Months Ended September 30, 2003 and 2002 (unaudited)         5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.   Controls and Procedures                                           22

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings                                                 23

Item 2.   Changes in Securities and Use of Proceeds                         23

Item 6.   Exhibits and Reports on Form 8-K                                  23

Signatures                                                                  24

                                            NEOWARE SYSTEMS, INC.
                                         CONSOLIDATED BALANCE SHEETS




                                                       (Unaudited)
                          ASSETS                   September 30, 2003     June 30, 2003
                                                   --------------------  -----------------
CURRENT ASSETS:
 Cash and cash equivalents                             $27,285,394          $26,013,555
 Short-term investments                                 18,378,475            3,151,320
 Accounts receivable, net                                9,692,651           11,088,994
 Inventories                                             1,562,912              772,494
 Prepaid expenses and other                                680,953              798,383
 Deferred income taxes                                     945,585              945,585
                                                       -----------          -----------
              Total current assets                      58,545,970           42,770,331

Property and equipment, net                                629,310              572,048
Goodwill                                                16,955,950            8,943,175
Intangibles, net                                         3,928,837            2,090,617
Other                                                       71,535                    -
                                                       -----------          -----------
                                                       $80,131,603          $54,376,171
                                                       ===========          ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $1,943,099           $4,206,346
 Accrued expenses                                        3,476,359            2,817,791
 Capital lease obligations                                   6,738                6,557
 Deferred revenue                                          830,430              691,614
                                                       -----------          -----------
              Total current liabilities                  6,256,626            7,722,308
                                                       -----------          -----------

Capital lease obligations                                    8,497               10,252
Deferred income taxes                                       16,788               16,788


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 15,727,810 and 14,054,800 shares
   issued and 15,627,810 and 13,954,800 shares
   outstanding                                              15,729               14,056
 Additional paid-in capital                             69,559,207           44,214,516
 Treasury stock, 100,000 shares at cost                   (100,000)            (100,000)
 Accumulated other comprehensive loss                      (13,792)             (26,943)
 Retained earnings                                       4,388,547            2,525,194
                                                       -----------          -----------
              Total stockholders' equity                73,849,692           46,626,823
                                                       -----------          -----------
                                                       $80,131,603          $54,376,171
                                                       ===========          ===========



          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          Three Months Ended
                                                             September 30,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
Net revenues                                        $15,013,387     $13,516,678
Cost of revenues                                      7,049,231       7,822,502
                                                    -----------     -----------
         Gross profit                                 7,964,156       5,694,176
                                                    -----------     -----------

Sales and marketing                                   2,965,305       2,227,333
Research and development                                721,080         387,763
General and administrative                            1,457,077         908,117
                                                    -----------     -----------
         Operating expenses                           5,143,462       3,523,213
                                                    -----------     -----------

         Operating income                             2,820,694       2,170,963

Interest income, net                                     83,318          90,023
                                                    -----------     -----------

         Income before income taxes                   2,904,012       2,260,986
Income taxes                                          1,040,659         813,955
                                                    -----------     -----------

Net income                                          $ 1,863,353      $1,447,031
                                                    ===========     ===========

Basic earnings per share                                $  0.12         $  0.11
                                                    ===========     ===========

Diluted earnings per share                              $  0.12         $  0.10
                                                    ============    ===========


Weighted average number of common shares
  outstanding used in basic earnings per share
  computation                                        15,445,492      13,162,589
                                                    ============    ===========

Weighted average number of common shares
  outstanding used in diluted earnings per share
  computation                                        16,200,219      14,652,096
                                                    ============    ===========


          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                        ---------------------------
                                                           2003             2002
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $1,863,353      $1,447,031
Adjustments to reconcile net income to net cash
  provided by operating activities-
      Deferred income taxes                                       -         799,136
      Depreciation and amortization                         259,100         187,509
Changes in operating assets and liabilities,
  net of effects from acquisition
  (Increase) decrease in:
      Accounts receivable                                 1,396,343        (667,572)
      Inventories                                          (790,418)        319,420
      Prepaid expenses and other                             45,895        (120,114)
  Increase (decrease) in:
      Accounts payable                                   (2,263,247)       (177,103)
      Accrued expenses                                      658,568        (116,834)
      Deferred revenue                                      138,816         131,861
                                                        -----------     -----------

            Net cash provided by operating activities     1,308,410       1,803,334
                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of the host access software business from
      Pericom Holdings Plc                               (9,962,776)              -
Purchases of short-term investments                     (16,209,307)              -
Sales of short-term investments                             982,152               -
Purchase of intangible assets                              (125,000)        (29,652)
Purchases of property and equipment                         (79,581)        (62,378)
                                                        -----------     -----------

            Net cash used in investing activities       (25,394,512)        (92,030)
                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital leases                                 (1,574)        (15,183)
Exercise of stock options and warrants                      737,062       1,444,273
Sale of common stock, net of expenses                    24,609,302               -
Expenses for prior issuance of common stock                       -       (118,940)
Repayments of officer loans                                       -           9,463
                                                        -----------     -----------

            Net cash provided by financing activities    25,344,790       1,319,613
                                                        -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      13,151               -
                                                        -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                     1,271,839       3,030,917
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           26,013,555      17,031,422
                                                        -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $27,285,394     $20,062,339
                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid for income taxes                            $264,400         $54,180
     Cash paid for interest                                   3,570           8,918

          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The interim results of operations for the three month period ended September 30, 2003 are not necessarily indicative of results to be expected for the full year or for any other interim period. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses the appropriate accounting for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first fiscal period ending after December 15, 2003. The adoption of this Interpretation is not expected to have any impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's financial statements.

3. STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, "Accounting for Stock-based Compensation."

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has determined that it will not make the voluntary change to the fair value based method of accounting at this time. Had compensation cost been recognized consistent with SFAS No. 123, the Company's consolidated net income and earnings per share would have been as follows:

                                                                        Three Months Ended
                                                                           September 30,
                                                                    ----------------------------
                                                                        2003             2002
                                                                    ------------     -----------
Net income                                          As reported     $ 1,863,353      $ 1,447,031
  Less total stock-based compensation
      determined under fair value method
      for all awards, net of tax                                       (660,811)        (192,233)
                                                                    -----------      -----------
Net income                                          Pro forma       $ 1,202,542      $ 1,254,798
                                                                    ===========      ===========

Basic and diluted earnings per share:

  Basic EPS                                         As reported     $      0.12      $      0.11
                                                    Pro forma       $      0.08      $      0.10
  Diluted EPS                                       As reported     $      0.12      $      0.10
                                                    Pro forma       $      0.07      $      0.09

The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70% - 126%, and risk-free interest rates of 2.1% - 6.8%.

4. ACQUISITION

On July 1, 2003, the Company acquired from Pericom Holdings PLC the host access software business formerly operated under the Pericom Software name for approximately $9.8 million in cash, excluding transaction costs. The Company acquired all of the assets of the software business, including intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement. The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated to intangible assets. The Company has not completed the allocation of the purchase price for this acquisition. Therefore, the allocation of the purchase price could be adjusted once the final valuation of assets acquired is completed. The results of operations of the host access software business have been included in the Company's statements of operations from the date of the acquisition.

The following unaudited pro forma information presents the results of the Company's operations for the three months ended September 30, 2003 and 2002 as though the acquisition had been completed as of July 1, 2002:

                                        Three Month Ended
                                          September 30,
                                ------------------------------
                                     2003              2002
                                ------------     -------------
Total revenue                   $ 15,013,387     $ 14,125,790
                                ============     =============
Net income                      $  1,863,353     $  1,608,096
                                ============     =============
Basic earnings per share        $       0.12     $       0.12
                                ============     =============
Diluted earnings per share      $       0.12     $       0.11
                                ============     =============

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2002 or the results that may occur in the future.

5. GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the carrying amount of goodwill:

Balance, June 30, 2003                                           $  8,943,175
Acquisition of the host access
  software business of Pericom Holdings Plc (See Note 4)            8,012,775
                                                                 ------------
Balance, September 30, 2003                                      $ 16,955,950
                                                                 ============

Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their residual values. The following table provides a summary of the Company's intangible assets:

                                                               September 30, 2003
                                            --------------------------------------------------------
                             Estimated      Gross carrying        Accumulated
                            useful life         value             amortization              Net
                           --------------   ------------          ------------         -----------
Tradenames                  Indefinite       $   250,000           $      ---           $  250,000
Distributor relationships     5 years          2,325,000             (717,500)           1,607,500
Acquired technology          5-10 years        2,305,615             (234,278)           2,071,337
                                             -----------           -----------          ----------
                                             $ 4,880,615           $ (951,778)          $3,928,837
                                             ===========           ==========           ==========

                                                                 June 30, 2003
                                             -----------------------------------------------------
                             Estimated       Gross carrying        Accumulated
                            useful life          value             amortization            Net
                           --------------    -----------          --------------       -----------
Tradenames                  Indefinite       $   150,000           $      ---           $  150,000
Distributor relationships     5 years          2,200,000             (690,000)           1,510,000
Acquired technology          10 years            505,615              (74,998)             430,617
                                             -----------           ----------           ----------
                                             $ 2,855,615           $ (764,998)          $2,090,617
                                             ===========           ==========           ==========

The increase in intangible assets during the three months ended September 30, 2003 was due to the acquisition of the host access software business from Pericom Holdings PLC (Note 4), which resulted in additional acquired technology ($1.8 million) and tradenames ($100,000), and the acquisition of certain distribution rights in Europe ($125,000).

Amortization of intangibles was $186,780 and $122,500 for the three months ended September 30, 2003 and 2002, respectively.

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense):

          Year Ending June 30,         Total
------------------------------     -----------
Remainder of fiscal 2004           $   584,722
2005                                   772,143
2006                                   772,143
2007                                   522,145
2008                                   332,143
2009 through 2013                      695,541
                                   -----------
                                   $ 3,678,837
                                   ===========

6. COMPREHENSIVE INCOME

Excluding net income, the Company's source of other comprehensive income are unrealized appreciation (depreciation) on its holdings of short-term investments classified as available-for-sale and unrealized income (loss) relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income:

                                                  Three Month Ended
                                                    September 30,
                                            -----------------------------
                                                2003              2002
                                            -----------       -----------
Net income                                  $ 1,863,353       $ 1,447,031
   Foreign currency translation adjustment      (13,151)          (13,570)
   Unrealized holding losses in
     available-for-sale securities                  ---          (169,769)
                                            -----------       -----------
Comprehensive income                        $ 1,850,202       $ 1,263,692
                                            ===========       ===========

7. REVENUE RECOGNITION

The Company's products include both a hardware and software component. Software has been deemed to be essential to the functionality of the hardware and, therefore, the Company follows AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") for revenue recognition. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Revenue from consulting services is recognized as services are performed. In limited circumstances, the Company provides certain distributors with stock rotation rights, which are contractually limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. The Company reserves for these arrangements based on historical experience and the level of inventories in the distribution channel. Product warranty costs are accrued at the time the related revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer's facility during the implementation. In such "bill and hold" transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; the billing and credit terms for the customer have not been modified from the Company's normal policies; and the risks of ownership have passed to the customer. Revenues recognized from "bill and hold" transactions for products which had not shipped by September 30, 2003 and 2002 were $-0- and $312,438, respectively. Accounts receivable relating to "bill and hold" transactions were -0- and $257,333 at September 30, 2003 and 2002, respectively.

8. MAJOR CUSTOMERS

For the three months ended September 30, 2003, sales to one customer constituted 16% of net revenues, and accounts receivable from this customer as of September 30, 2003 amounted to $938,133. For the three months ended September 30, 2002, sales to two customers constituted 18% and 16% of net revenues, respectively, and accounts receivable from these customers as of September 30, 2002 amounted to $4,549,956.

9. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following:

                                         September 30,        June 30,
                                             2003               2003
                                          -----------        ---------
Purchased components and subassemblies    $  237,012         $ 172,160
Finished goods                             1,325,900           600,334
                                          ----------         ---------
                                          $1,562,912         $ 772,494
                                          ==========         =========

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

11. SALE OF COMMON STOCK

On July 10, 2003, the Company sold 1,500,000 shares of common stock at $17.50 per share which represented a premium of 10% on the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company were $24,609,302 after transaction costs. The Company used a portion of the net proceeds to replenish the cash used to acquire the host access software business from Pericom Holdings Plc (See Note 4). The Company intends to use the remaining net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

12. LINE OF CREDIT

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (3.62% at September 30, 2003). At September 30, 2003 and 2002, $2,000,000 was available for borrowing under the line. During the three months ended September 30, 2003 and 2002, there were no borrowings under the line.

The line of credit is unsecured and requires the Company to maintain a minimum balance of $3,000,000 in cash and cash equivalents with the bank. The Company is in compliance with this condition at September 30, 2003.

13. EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three months ended
                                                     September 30,
                                           --------------------------------
                                                 2003            2002
                                             -----------      ----------

Net income                                   $ 1,863,353      $1,447,031
                                             ===========      ==========

Weighted average shares outstanding:
   Basic                                      15,445,492      13,162,589
   Effect of dilutive employee stock options     748,506       1,474,097
   Effect of dilutive warrants                     6,221          15,410
                                             -----------      ----------
   Diluted                                    16,200,219      14,652,096
                                             ===========      ==========

Earnings per common share:
   Basic                                     $      0.12      $     0.11
                                             ===========      ==========
   Diluted                                   $      0.12      $     0.10
                                             ===========      ==========

For the three month periods ended September 30, 2003 and 2002, an aggregate of 34,000 and 5,550 stock options and warrants were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

14. RELATED PARTY

For the three months ended September 30, 2003 and 2002, the Company had sales of $113,115 and $-0- to a customer of which one of the Company's directors is an executive officer and director.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company provides software, services and solutions to enable Appliance Computing, a proven Internet-based computing architecture targeted at business customers that is designed to be easier to manage and more cost-effective than traditional PC-based computing. The Company's software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers used in business and proprietary business devices including green-screen terminals.

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

                                        Three Months Ended
                                             September 30,
                                    --------------------------
                                     2003            2002
                                    ------         -------
Gross profit                         53.0%          42.1%

Operating expenses
    Sales and marketing              19.8           16.5
    Research and development          4.8            2.8
    General and administrative        9.7            6.7
                                    -----           ----
Operating income                     18.7           16.1

Interest income, net                  0.6            0.6
Income tax expense                   (6.9)          (6.0)
                                    -----           ----
Net income                           12.4%          10.7%
                                    =====          =====

Net revenues for the three month period ended September 30, 2003 increased by $1,496,709 or 11% to $15,013,387 from $13,516,678 for the comparable period in the prior fiscal year. The increase in net revenues was primarily attributable to an increase in sales of the Company's thin client appliance products (7%) and software (6%), offset by a reduction in the sales of third party products (2%). The increases resulted from increasing acceptance in the marketplace of thin client technology, the Company's increased access to customers as a result of its greater market share, its alliance with IBM, its acquisition of the host access software business from Pericom Holdings Plc, and its larger sales organization.

The Company's gross profit as a percentage of net revenues for the three month period ended September 30, 2003 increased to 53% compared to 42% for the comparable prior period. The increase in gross profit is attributable primarily to lower component and license costs (5%), increased software sales (4%) and the spreading of fixed overhead costs over a larger revenue base (2%).

Operating expenses for the three month period ended September 30, 2003 were $5,143,462, an increase of $1,620,249 or 46% from operating expenses of $3,523,213 in the comparable period of the prior fiscal year. As a percentage of revenue, operating expenses increased to 34% in the three month period ended September 30, 2003, compared to 26% in the comparable period of the prior fiscal year as the Company implemented its growth plans.

Sales and marketing expenses for the three month period ended September 30, 2003 were $2,965,305, an increase of $737,972, or 33% from sales and marketing expenses of $2,227,333 for the comparable prior period. The increase is primarily attributable to personnel additions to sales, marketing and business development staffing, and it is anticipated that such costs will continue to increase as the Company grows. As a percentage of revenue, sales and marketing expenses increased to 20% in the three month period ended September 30, 2003, compared to 17% in the comparable period of the prior fiscal year as the Company implemented its growth plans.

Research and development expenses for the three month period ended September 30, 2003 were $721,080, an increase of $333,317, or 86% from research and development expenses of $387,763 in the comparable period in the prior year primarily due to increased staffing of professionals dedicated to research and development activities. The Company is committed to investing in research and development in order to continue to develop new products and enhance existing products, and it is anticipated that such expenses will continue to increase as the Company continues to grow. As a percentage of revenue, research and development expenses increased to 5% in the three month period ended September 30, 2003, compared to 3% in the comparable period of the prior fiscal year as the Company implemented its growth plans.

General and administrative expenses for the three month period ended September 30, 2003 were $1,457,077, an increase of $548,960, or 60% from $908,117 in the comparable period in the prior fiscal year primarily due to increase in staffing levels, and it is anticipated that such costs will continue to increase as the Company grows. General and administrative expenses for the period ended September 30, 2003 include the cost of the Company's Chief Operating Officer, hired in December 2002, the Company's new Chief Financial Officer, hired in April, 2003, and other management personnel added during fiscal 2003 to support the Company's growth. As a percentage of revenue, general and administrative expenses increased to 10% for the three month period ended September 30, 2003, compared to 7% for the comparable period of the prior fiscal year as the Company implemented its growth plans.

Net interest income for the three month period ended September 30, 2003 was $83,318 compared to $90,023 in the comparable period in the prior fiscal year. The decrease was due to the decline in interest rates offset partially by the higher average levels of cash invested during the current year primarily as a result of cash provided from operations and the private placement completed in July 2003.

The effective tax rate for the three months ended September 30, 2003 and 2002 was approximately 36%.

Liquidity and Capital Resources

As of September 30, 2003, the Company had net working capital of $52,289,344 consisting primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company's principal sources of liquidity include $45,663,869 of cash and cash equivalents and short-term investments and a $2,000,000 line of credit facility with Wachovia Bank, formerly First Union National Bank, all of which was available as of September 30, 2003. The facility is unsecured and requires the Company to maintain a minimum cash balance of $3,000,000 with the bank. Interest on the line of credit facility accrues at the Libor Market Index rate plus 2.5% and the facility matures on December 31, 2004. The Company had no borrowings under the line of credit during the three month periods ended September 30, 2003 and 2002.

Cash and cash equivalents and short-term investments increased by $16,498,994 during the three months ended September 30, 2003, primarily as a result of the net proceeds of $24,609,302 from the sale of common stock in a private placement transaction, offset partially by cash of $9,962,776 used to acquire the host access software business of Pericom Holdings Plc.

The Company generated cash from operating activities of $1,308,410 for the three months ended September 30, 2003 primarily due to net income of $1,863,353, adjusted for depreciation and amortization of $259,100, a decrease in accounts receivable of $1,396,343, and an increase in accrued expenses of $658,568 which were partially offset by an increase in inventories of $790,418 and a decrease in accounts payable of $2,263,247.

The Company used cash in investing activities of $10,167,357 for the three months ended September 30, 2003 primarily as a result of the acquisition of the host access software business (TeemTalk product line) from Pericom Holdings Plc.

The Company generated cash in financing activities of $25,344,790 during the three months ended September 30, 2003, primarily as a result of the sale of common stock in a private placement transaction and the exercise of stock options.

The Company expects to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under its credit facility and ,potentially, new debt or equity financings. Management believes that there will be sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future; however, the Company may seek additional sources of funding, including equity and/or debt financing, in order to fund potential acquisitions, including the Company's ability to issue debt and equity securities under the Company's $100 million shelf registration, which was declared effective by the SEC on September 29, 2003.

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

We experienced significant growth in our business in the past three years due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, including the integration of our newly hired employees and executive officers, our business will suffer.

         Our business has grown during the past three years through both internal expansion and business acquisitions, and has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 50 employees in September 2000 to 125 employees at October 31, 2003. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses, which may grow at a faster rate than our sales. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

Although we have generated operating profits for the past two fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

         Although we have generated operating profits in the past two fiscal years, we have incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three months ended September 30, 2003 reflecting the hiring of additional key personnel as we continue to implement our growth strategy. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

         Within the last two and one-half years, we have made four acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. We have not yet fully integrated some of these acquisitions or fully implemented the alliance. There is no assurance that we will successfully integrate these acquisitions into our business or successfully implement the alliance. In addition, we may be unable to retain key employees or key business relationships of the acquired businesses and integration of the businesses may divert the attention and resources of our management. We cannot assure that we will achieve anticipated revenue and earnings growth as a result of these transactions. Our failure to successfully integrate the acquired businesses into our operations or successfully implement the alliance could have a material adverse effect upon our business, operating results and financial condition. Even if the acquisitions and alliance are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business or alliance does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

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

  o the growth and changing requirements of the thin client appliance and host access markets;

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

         We are dependent on the growing use of thin client appliances to perform discrete tasks for corporate and Internet-based networks to increase our revenues. If the role of thin client appliances does not increase as we anticipate, or if it in any way decreases, the result would be slower revenue growth or even a decline in our revenues. If corporate information technology organizations do not accept Windows or Linux-based embedded operating systems, or if there is a wide acceptance of alternative operating systems that provide enhanced capabilities, our operating results could be harmed.

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

Actions taken by the SCO Group (SCO) could impact the sale of Linux as an operating system, negatively affecting sales of some of our products.

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

         Approximately 36% of our revenues were derived from international sales during the three months ended September 30, 2003. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

Because we rely on channel partners, including IBM, to sell our products, our revenues could be negatively impacted if our existing channel partners do not continue to purchase products from us.

         We cannot be certain that we will be able to attract channel partners that market our products effectively or provide timely and cost-effective customer support and service. None of our current channel partners, including IBM, is obligated to continue selling our products or to sell our new products. We cannot be certain that any channel partner will continue to represent our products or that our channel partners will devote a sufficient amount of effort and resources to selling our products in their territories. We need to expand our direct and indirect sales channels, and if we fail to do so, our growth could be limited.

         If our channel partners were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our channel partners, one of which have accounted for more than 10% of our net sales during the three months ended September 30, 2003.

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

         In the market for thin client appliances, which is part of the overall PC market, we face significant competition from makers of personal computers, as well as larger companies that have greater name recognition than we have. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

         The thin client appliance market segment of the PC market is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

We license our TeemTalk software to competitors who may choose to license competitive products from suppliers who are not their competitors.

         We license our TeemTalk software, which enables thin clients to connect to legacy systems, to certain of our competitors, including Wyse Technology and Hewlett Packard. Although it is our strategy to continue to generate sales of this software by licensing it to other thin client vendors, these vendors may seek alternative products from suppliers who are not their competitors. If we were to lose one or more of these customers, our revenue and profits would decline.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding the increase in sales, business and marketing personnel and the anticipated costs to implement such increase, the Company's commitment to invest in the development and enhancement of its technology, the investment of significant resources in software development activities, the anticipated increases in general and administrative expenses, cost benefits and other advantages of the Company's products, the acquisition of businesses and technologies, the availability of cash or other financing sources to fund future operations, cash expenditures and acquisitions, the Company's potential issuance of debt and equity securities under its $100 million shelf registration and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect the Company's actual results include the Company's ability to lower its costs, customers' acceptance of Neoware's line of computing appliance products, pricing pressures, rapid technological changes in the industry, growth of the computing appliance market, increased competition, the Company's ability to attract and retain qualified personnel, the ability to identify acquisition candidates and to consummate and successfully integrate acquisitions, the ability to obtain financing on favorable terms to finance future acquisitions, the economic viability of the Company's channel partners, changes in general economic conditions and risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

As of September 30, 2003 and June 30, 2003, cash equivalents and short-term investments consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company's investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company's investments decreased by 100 basis points, interest income for the three months ended September 30, 2003 would have decreased by less that $70,000. This estimate assumes that the decrease occurred on July 1, 2003 and reduced the yield of each investment instrument by 100 basis points.

Item 4. Controls and Procedures

    (a) Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003 (the "Evaluation Date"). Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

     (b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

         The following exhibits are being filed as part of this quarterly report on Form 10-Q:

         Exhibit
         Numbers    Description
         -------    -----------
         31.1       Certification of Michael Kantrowitz as Chairman, President
                    and Chief Executive Officer of Neoware Systems, Inc.
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K

            On August 21, 2003, the Company filed (excluding the portion furnished pursuant to Item 12) a Form 8-K relating to a press release announcing earnings for the three months and fiscal year ended June 30, 2000.

            On July 16, 2003, the Company filed a Form 8-K relating to the completion of a private placement of its Common Stock to a limited number of accredited investors.

            On July 16, 2003, the Company filed Form 8-K announcing the completion of its acquisition of the host access software product line from Pericom Holdings Plc.

            On July 10, 2003, the Company filed a Form 8-K relating to the execution of Securities Purchase Agreements with a limited number of institutional accredited investors in connection with a sale of its common stock in a private placement transaction.

            On July 9, 2003, the company filed (excluding the portion furnished pursuant to Item 12) a Form 8-K related to a press release announcing preliminary results for the fiscal quarter and year ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              NEOWARE SYSTEMS, INC.



Date: November 14, 2003                 By: /s/ MICHAEL KANTROWITZ
                                        -----------------------------
                                                Michael Kantrowitz
                                                Chairman, President and Chief
                                                Executive Officer



Date: November 14, 2003                  By: /s/ KEITH D. SCHNECK
                                         ------------------------
                                                 Keith D. Schneck
                                                 Executive Vice President and
                                                 Chief Financial Officer