Form 10-Q
period 2003-12-31
NEOWARE SYSTEMS INC
filed 2004-02-13
CIK 894743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number: 000-21240

NEOWARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2705700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

As of February 10, 2004, there were 15,769,139 outstanding shares of the Registrant's Common Stock.

Back to Contents

NEOWARE SYSTEMS, INC.

Back to Contents

NEOWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2003	June 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,004,486	$26,013,555
Short-term investments	10,793,619	3,151,320
Accounts receivable, net	9,270,309	11,088,994
Inventories	739,798	772,494
Prepaid expenses and other	847,785	798,383
Deferred income taxes	945,585	945,585

Total current assets	62,601,582	42,770,331

Property and equipment, net	541,728	572,048
Goodwill	17,304,671	8,943,175
Intangibles, net	4,050,295	2,090,617
Other	56,677	—

	$84,554,953	$54,376,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,633,082	$4,206,346
Accrued expenses	2,396,701	2,817,791
Capital lease obligations	6,926	6,557
Deferred revenue	878,146	691,614

Total current liabilities	6,914,854	7,722,308

Capital lease obligations	7,166	10,252

Deferred income taxes	16,788	16,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 15,865,764 and 14,054,800 shares issued and 15,765,764 and 13,954,800 shares outstanding	15,767	14,056
Additional paid-in capital	71,266,921	44,214,516
Treasury stock, 100,000 shares at cost	(100,000)	(100,000)
Other comprehensive income (loss)	649,674	(26,943)
Retained earnings	5,783,782	2,525,194

Total stockholders’ equity	77,616,144	46,626,823

	$84,554,953	$54,376,171

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net revenues	$15,322,269	$14,713,778	$30,335,656	$28,230,456
Cost of revenues	7,683,826	8,167,076	14,733,057	15,989,578

Gross profit	7,638,443	6,546,702	15,602,599	12,240,878

Sales and marketing	3,376,645	2,299,087	6,341,950	4,526,420
Research and development	686,831	420,686	1,407,911	808,449
General and administrative	1,478,102	974,583	2,935,179	1,882,700

Operating expenses	5,541,578	3,694,356	10,685,040	7,217,569

Operating income	2,096,865	2,852,346	4,917,559	5,023,309

Interest income, net	94,005	90,912	177,323	180,935

Income before income taxes	2,190,870	2,943,258	5,094,882	5,204,244
Income taxes	795,635	1,059,573	1,836,294	1,873,528

Net income	$1,395,235	$1,883,685	$3,258,588	$3,330,716

Basic earnings per share	$0.09	$0.14	$0.21	$0.25

Diluted earnings per share	$0.09	$0.13	$0.20	$0.23

Weighted average number of common shares outstanding in basic earnings per share computation	15,742,689	13,573,656	15,594,091	13,368,120

Weighted average number of common shares outstanding in diluted earnings per share computation	16,285,146	14,785,902	16,282,267	14,719,001

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,258,588	$3,330,716
Adjustments to reconcile net income to net cash provided by operating activities-
Income tax benefit, primarily from stock option exercises	1,618,183	1,858,489
Depreciation	136,412	115,775
Amortization of intangibles	503,333	259,732
Changes in operating assets and liabilities, net of effect from acquisition-
(Increase) decrease in:
Accounts receivable	1,818,685	(1,173,251)
Inventories	32,696	247,430
Prepaid expenses and other	(106,078)	2,537
Increase (decrease) in:
Accounts payable	(573,264)	1,162,233
Accrued expenses	(421,091)	(311,187)
Deferred revenue	186,532	103,787

Net cash provided by operating activities	6,453,996	5,596,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of the TeemTalk software business	(9,994,759)	—
Purchases of short-term investments	(22,055,911)	—
Sales of short-term investments	14,413,613	—
Purchase of intangible assets	(125,000)	(44,424)
Purchases of property and equipment	(106,089)	(78,650)

Net cash used in investing activities	(17,868,146)	(123,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital leases	(2,717)	(30,722)
Sale of common stock, net of expenses	24,609,302	—
Expenses for prior issuance of common stock	(3,302)	(122,409)
Exercise of stock options and warrants	829,933	1,634,512
Repayments of officer loans	—	9,463

Net cash provided by financing activities	25,433,216	1,490,844

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(28,135)	—

INCREASE IN CASH AND CASH EQUIVALENTS	13,990,931	6,964,031
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,013,555	17,031,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,004,486	$23,995,453

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$264,400	$79,947
Cash paid for interest	5,956	17,189

     See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission.

2.      RECENT ACCOUNTING PRONOUNCEMENTS

           In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue addresses the appropriate accounting for arrangements that will result in the delivery of multiple products, services and/or rights to assets that may occur over a period of time. The Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any impact on the Company’s financial statements.

          In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIE’s created after December 31, 2003. For variable interests in VIE’s created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIE’s that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amount is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liability and noncontrolling interest of the VIE. The adoption of this Interpretation is not expected to have any impact on the Company’s financial statements.

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

3.      STOCK-BASED COMPENSATION

          The Company applies Accounting Principles Board Opinion, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.”

Back to Contents

          In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has determined that it will not make the voluntary change to the fair value based method of accounting at this time. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s consolidated net income and earnings per share would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net income
As reported	$1,395,235	$1,883,685	$3,258,588	$3,330,716
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(773,752)	(342,082)	(1,434,563)	(534,315)

Pro forma	$621,483	$1,541,603	$1,824,025	$2,796,401

Basic earnings per share:
As reported	$0.09	$0.14	$0.21	$0.25

Pro forma	$0.04	$0.11	$0.12	$0.21

Diluted earnings per share:
As reported	$0.09	$0.13	$0.20	$0.23

Pro forma	$0.04	$0.10	$0.11	$0.19

          The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70% – 126%, and risk-free interest rates of 2.1% – 6.8%.

4.      ACQUISITION

          On July 1, 2003, the Company acquired the host access software business from Pericom Holdings PLC (referred to as “TeemTalk software business”), for approximately $9.8 million in cash, excluding transaction costs. The Company acquired all of the assets of the software business, including the TeemTalk host access software, intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement. The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated to the assets acquired, including goodwill and intangible assets. The Company has substantially completed the allocation of the purchase price for this acquisition and does not expect future adjustments to the purchase price allocation to be material. The results of operations of the TeemTalk software business have been included in the Company’s statements of operations from the date of the acquisition.

          The purchase price was allocated, based on an independent valuation, as follows: $7,794,759 to goodwill, $1,600,000 to acquired technology, $500,000 to customer relationships and $100,000 to tradenames.

          The following unaudited pro forma information presents the results of the Company’s operations as though the acquisition had been completed as of July 1, 2002. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2002 or the results that may occur in the future:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Total net revenue	$15,322,269	$15,707,148	$30,335,656	$29,772,729
Net income	1,395,235	2,165,910	3,258,588	3,729,712
Basic earnings per share	0.09	0.16	0.21	0.28
Diluted earnings per share	0.09	0.15	0.20	0.25

Back to Contents

5.      GOODWILL AND INTANGIBLE ASSETS

          The following table sets forth the carrying amount of goodwill:

	December 31, 2003	June 30, 2003

Goodwill	$17,304,671	$8,943,175

          The increase in goodwill is due to the acquisition of the TeemTalk software business (See Note 4) ($7,794,756) and the impact of foreign exchange differences.

          Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets:

		December 31, 2003

	Estimated useful life	Gross carrying value	Accumulated amortization	Net

Tradenames	Indefinite	$257,430	$–	$257,430
Customer relationships	2 years	537,149	134,287	402,862
Distributor relationships	5 years	2,325,000	916,248	1,408,752
Acquired technology	5-10 years	2,224,491	243,240	1,981,251

		$5,344,070	$1,293,775	$4,050,295

		June 30, 2003

	Estimated useful life	Gross carrying value	Accumulated amortization	Net

Tradenames	Indefinite	$150,000	$—	$150,000
Customer relationships	2 years	—	—	—
Distributor relationships	5 years	2,200,000	690,000	1,510,000
Acquired technologies	10 years	505,615	74,998	430,617

		$2,855,615	$764,998	$2,090,617

          In September 2003, the Company acquired certain distribution rights in Europe for $125,000, which was recorded as a distributor relationship. Intangible assets related to the TeemTalk software business fluctuate based on foreign exchange differences.

          The amortization expense of intangible assets is set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Customer relationships	$125,000	$—	$125,000	$—
Distributor relationships	110,000	110,000	220,000	220,000
Acquired technologies	81,552	12,500	158,333	25,000
Capitalized software	—	7,367	—	14,734

	$316,552	$129,867	$503,333	$259,734

          Amortization expense for customer relationships and distributor relationships is included in sales and marketing expenses and amortization expense for acquired technologies is included in cost of revenues.

          The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense):

Year Ending June 30,	Future Amortization

Remainder of fiscal 2004	$540,642
2005	1,070,054
2006	801,479
2007	551,481
2008	361,479
2009 through 2013	467,730

$3,792,865

Back to Contents

6.      COMPREHENSIVE INCOME

          Excluding net income, the Company’s sources of other comprehensive income (loss) are unrealized appreciation (depreciation) on its holdings of short-term investments classified as available-for-sale and unrealized income (loss) relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net income	$1,395,235	$1,883,685	$3,258,588	$3,330,716
Foreign currency translation adjustment	663,466	232	676,617	3,737
Unrealized holding losses in available-for-sale securities	—	(50,000)	—	(86,667)

Comprehensive income	$2,058,701	$1,833,917	$3,935,205	$3,247,786

7.      REVENUE RECOGNITION

          The Company’s products include both a hardware and software component. Software has been deemed to be essential to the functionality of the hardware and, therefore, the Company follows AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) for revenue recognition. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Revenue from consulting services is recognized as services are performed. In limited circumstances, the Company provides certain distributors with stock rotation rights, which are contractually limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. The Company reserves for these arrangements based on historical experience and the level of inventories in the distribution channel. Product warranty costs are accrued at the time the related revenues are recognized.

          From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer’s facility during the implementation. In such “bill and hold” transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; the billing and credit terms for the customer have not been modified from the Company’s normal policies; and the risks of ownership have passed to the customer. There were no “bill and hold” transactions for the three months ended December 31, 2003 and 2002.

8.      MAJOR CUSTOMERS

          For the three months ended December 31, 2003, sales to IBM accounted for 12% of total revenues and sales to one European distributor constituted 10% of total revenues, and accounts receivable from IBM and the European distributor as of December 31, 2003 amounted to $1,105,723 and $903,713, respectively. For the six months ended December 31, 2003, sales to IBM accounted for 13% of total revenues. For the three months ended December 31, 2002, sales to IBM accounted for 13% of total revenues and sales to one European distributor constituted 16% of total revenues. Each of these customers resells the Company’s products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company’s net revenues for the three and six months ended December 31, 2003 or 2002. The percentage of revenue derived from individual distributors, resellers or end-users can vary significantly from quarter to quarter.

9.      INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following:

	December 31, 2003	June 30, 2003

Purchased components and subassemblies	$190,903	$172,160
Finished goods	548,895	600,334

	$739,798	$772,494

10.      INCOME TAXES

          The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          During the six months ended December 31, 2003 and 2002, the income tax benefit from the exercise of employee and director stock options was $1,618,183 and $1,754,541, respectively. This benefit was recorded as an increase in additional paid-in capital.

Back to Contents

11.      SALE OF COMMON STOCK

          On July 10, 2003, the Company sold 1,500,000 shares of common stock at $17.50 per share, which represented a premium of 10% on the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company were $24,609,302 after transaction costs. The Company used a portion of the net proceeds to replenish the cash used to acquire the TeemTalk software business (See Note 4). The Company intends to use the remaining net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

12.      LINE OF CREDIT

          The Company has a line of credit agreement with a bank, which provides for borrowing up to $2,000,000 subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (3.59% at December 31, 2003). At December 31, 2003 and 2002, $2,000,000 was available for borrowing under the line. During the three months ended December 31, 2003 and 2002, there were no borrowings under the line.

           The line of credit is unsecured and requires the Company to maintain a minimum balance of $3,000,000 in cash and cash equivalents with the bank. The Company is in compliance with this condition at December 31, 2003.

13.      EARNINGS PER SHARE

          The Company applies SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net income	$1,395,235	$1,883,685	$3,258,588	$3,330,716

Weighted average shares outstanding:
Basic	15,742,689	13,573,656	15,594,091	13,368,120
Effect of dilutive employee stock options	529,457	1,196,836	673,024	1,335,471
Effect of dilutive warrants	13,000	15,410	15,152	15,410

Diluted	16,285,146	14,785,902	16,282,267	14,719,001

Earnings per common share:
Basic	$0.09	$0.14	$0.21	$0.25

Diluted	$0.09	$0.13	$0.20	$0.23

          For the three and six months ended December 31, 2003 and 2002, an aggregate of 224,500 and 129,250, respectively, compared to 165,500 and 83,500, respectively, of stock options and warrants were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Neoware provides software, services and solutions to enable thin client appliance computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers used in business, as well as green-screen terminals.

Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software marketed under the brand names Eon, Capio, ThinSTAR and Voyager, and to a lesser extent from ThinPC thin client software for PCs, TeemTalk host access software for servers, PCs and UNIX workstations, ezRemote Manager central management software, and services such as training and integration.

The market for thin client appliances is a subset of the enterprise PC market. We have achieved revenue growth in the first nine months of calendar 2003 even though industry-wide thin client appliance revenues were essentially flat for the comparable period, as reported by industry research group International Data Corporation (IDC). IDC and other research groups project growth in the thin client market in coming years due to the cost, security, management and reliability benefits of thin clients compared to traditional personal computers. We intend to actively seek to stimulate demand for thin client appliances in our target markets by realigning certain of our sales and marketing resources to penetrate target accounts and by introducing new products that will more effectively compete with PC based solutions and other thin client competitors.

Back to Contents

International Sales

We sell our products and services worldwide through our direct sales force, distributors, our alliance with IBM and other indirect channels, such as, VARs, and systems integrators. International sales are primarily made through distributors and resellers and are collectable primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our headquarters in the United States, we maintain offices and/or staff in the UK, Germany, France, Austria, Sweden, Australia, and the Netherlands. International revenues have increased as we have invested in additional sales and marketing staff and targeted marketing programs in these markets.

International revenues, primarily from Europe were as follows:

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

International revenues	$6,021,247	$5,665,791	6%	$11,446,362	$10,662,207	7%
Percentage of net revenues	39%	38%		38%	38%

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Notes to the Consolidated Financial Statements contained in our most recent annual report on Form 10-K describes our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, sales returns and allowances, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe we make significant judgments and estimates related to the following in the preparation of our consolidated financial statements.

Valuation of Long-Lived and Intangible Assets and Goodwill.     In connection with acquisitions, we determine the estimated useful lives of intangible assets and allocated portions of the purchase price to intangible assets, consisting of acquired technology, distributor and customer relationships and trade names, with the remainder to goodwill based on independent appraisals received after each acquisition. We review identifiable intangible and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable

We are required to test our goodwill for impairment at the reporting unit level, which we have determined is our sole operating segment. The test for goodwill is a two-step process:

     First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed.

     For the second prong of the analysis, we allocate the fair value of our reporting unit to all assets and liabilities of our reporting units as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

We review our long-lived assets including intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	Significant underperformance of the company relative to expected operating results;
•	Our net book value compared to our market capitalization;
•	Significant adverse economic and industry trends;
•	Significant decrease in the market value of the asset;
•	The extent that we use an asset or changes in the manner that we use it; and
•	Significant changes to the asset since we acquired it.

     We have not recorded an impairment loss on goodwill or other long-lived assets.

Back to Contents

Results of Operations

Net Revenues

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

Net Revenue	$15,322,269	$14,713,778	4%	$30,335,656	$28,230,456	7%

We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in the second quarter of fiscal 2004 over the same period in fiscal 2003 reflects increases in revenue from the Company’s thin client appliance products (4%) and software (6%), partially offset by a reduction in revenues from services and third party products (6%). The increase in net revenues in the first half of 2003 over the same period in 2002 reflects increases in revenue from our thin client appliance products (5%) and software (5%), partially offset by a reduction in revenues from services and third party products (3%). The increases resulted from our acquisition of the TeemTalk software business and increasing sales of other software products, increasing market acceptance of thin client products, and the Company’s alliance with IBM. Decreases in sales from services and third party products were due to fluctuations in the timing and receipt of orders for such services and third party products.

We anticipate that growth of the thin client market for the balance of fiscal 2004 will be consistent with the limited growth experienced during calendar 2003, resulting in revenues in absolute dollars for the second half of fiscal 2004 being consistent with that of the first half of fiscal 2004.

Cost of Revenues and Gross Profit Margin

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

Cost of Revenues	$7,683,826	$8,167,076	(6)%	$14,733,057	$15,989,578	(8)%
Gross Profit Margin	50%	44%		51%	43%

Cost of revenues consist primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent salaries and related benefits for personnel who fulfill product orders and deliver services and distribution costs.

The decrease in cost of revenues in the second quarter of fiscal 2004 over the same period in 2003 is primarily the result of lower component costs (6%) and lower third-party license costs (2%), partially offset by higher transportation costs (1%) and amortization of intangibles related to technologies acquired in our acquisition of the TeemTalk software business (1%).

The decrease in cost of revenues in the first half of fiscal 2004 over the same period in 2003 is primarily the result of lower component costs (8%) and lower third-party license costs (3%), partially offset by higher transportation costs due to greater volume of units sold (2%) and amortization of intangibles related to acquired technologies related to the acquisition of the TeemTalk software business (1%). We have benefited from manufacturing efficiencies and component cost reductions achieved through our outsourced manufacturing model, which depends on high volume, offshore sources to produce our thin client products. We have also benefited from licensee fee expense reductions due to the acquisition of the TeemTalk software, which we previously licensed under a royalty fee agreement, and reductions in other software license fees.

The increase in gross profit is attributable primarily to lower component and license costs and increased sales of high margin software. We expect gross margins to fluctuate in the future, reflecting changes in product mix, the mix of revenues from thin client appliance systems and software, fluctuations in sales prices due to competition and changes in the cost of thin client appliances, memory and other components. Accordingly, for the balance of fiscal 2004, we expect gross margin to be in the range of 45% to 48%.

Selling and Marketing

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

Selling and marketing	$3,376,645	$2,299,087	47%	$6,341,950	$4,526,420	40%
As a percentage of net revenues	22%	16%		21%	16%

Selling and marketing expenses consist primarily of salaries, related benefits, commissions, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. The increase in selling and marketing expense in the second quarter and first half of fiscal 2004 over the same periods in 2003 is primarily the result of increasing our organizational investments in Europe and the United States. The increase in the second quarter of fiscal 2004 also reflects amortization of intangibles related to customer relationships related to the acquisition of the TeemTalk software business.

We expect selling and marketing expenses to increase moderately in absolute dollars in the second half of fiscal 2004 as a result of marketing efforts to simulate demand for thin client appliances, amortization of intangibles related to customer relationships and spending in international sales and marketing.

Back to Contents

Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

Research and development	$686,831	$420,686	63%	$1,407,911	$808,449	74%
As a percentage of net revenues	4%	3%		5%	3%

Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The increase in research and development expense in the second quarter and first half of fiscal 2004 over the same periods in 2003 is primarily the result of an increase in staff levels, including additional headcount from the acquisition of the TeemTalk software business.

We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses in absolute dollars for the second half of fiscal 2004 will be consistent with the first half of fiscal 2004.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

General and administrative	$1,478,102	$974,583	52%	$2,935,179	$1,882,700	56%
As a percentage of net revenues	10%	7%		10%	7%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fess related to the obligations of a public company and fees for legal, audit and tax services. The increase in general and administrative expenses in the second quarter and first half of fiscal 2004 over the same periods in 2003 is primarily the result of an increase in staffing levels, and, to a lesser extent, increases in compensation levels and in director and officer liability insurance. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions.

We expect general and administrative expenses in absolute dollars for the remainder of fiscal 2004 to remain at comparable levels with the first half of fiscal 2004.

Income Taxes

	Three Months Ended December 31,			Six Months Ended December 31,

	2003	2002	% Change	2003	2002	% Change

Income taxes	$795,635	$1,059,573	(25)%	$1,836,294	$1,873,528	(2)%
As a percentage of net revenues	5%	7%		6%	7%
Effective tax rate	36%	36%		36%	36%

The Company income tax provision is comprised primarily of federal and state taxes.

Liquidity and Capital Resources

As of December 31, 2003, we had net working capital of $55,669,940 consisting primarily of cash and cash equivalents, short-term investments and accounts receivable. Our principal sources of liquidity include $50,798,106 of cash and cash equivalents and short-term investments and a $2,000,000 line of credit facility with Wachovia Bank, all of which was available as of December 31, 2003. The credit facility requires us to maintain a minimum cash balance of $3,000,000 with the bank. Interest on the line of credit facility accrues at the Libor Market Index rate plus 2.5% and the facility matures on December 31, 2004. We had no borrowings under the line of credit during the three months ended December 31, 2003 and 2002.

Cash and cash equivalents and short-term investments increased by $21,633,230 during the six months ended December 31, 2003, primarily as a result of the net proceeds of $24,609,302 from the sale of common stock in a private placement transaction and $6,453,996 in cash from operating activities offset partially by cash of $9,994,759 used to acquire the TeemTalk software business.

Cash flows from operating activities increased in the first half of fiscal 2004 compared to the same period in 2003 primarily due to the improved timeliness in the collection of accounts receivable. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 54 and 61 for the quarters ended December 31, 2003 and June 30, 2003, respectively.

We expect to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under our credit facility and, potentially, new debt or equity financings. Management believes that we will have sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future; however, we may seek additional sources of funding, including equity and/or debt financing, in order to fund potential acquisitions, including our ability to issue debt and equity securities under our $100 million shelf registration, which was declared effective by the SEC on September 29, 2003.

Back to Contents

Factors Affecting the Company and Future Operating Results

Our future results may be affected by industry trends and specific risks in our business. Some of the factors that could materially affect our future results include those described below.

     During the past year, we have increased operating expenses significantly as a foundation for us to stimulate growth in our market, and we expect to continue incurring these expenses. If we do not increase revenues or appropriately manage further increases in operating expenses, including expenses associated with the integration of recently hired employees and executive officers, our profitability will suffer.

     Our business has grown during the past three years through both internal expansion and business acquisitions, and has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 50 employees in September 2000 to 126 employees at January 31, 2004. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses, which may grow at a faster rate than our sales. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

Although we have generated operating profits for the past two fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

     Although we have generated operating profits in the past two fiscal years, we have incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three months ended December 31, 2003 reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client competitors. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

     Our financial resources may not be enough for our capital and corporate development needs, and we may not be able to obtain additional financing. A failure to maintain and increase our revenues would likely cause us to incur losses and negatively impact the price of our common stock.

We may not be able to successfully integrate future acquisitions we may complete, which may materially adversely affect our growth and our operating results.

     Since June 2001, we have made four acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate the corporate IT infrastructure, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if future acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations.

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

     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Linearity – Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition; and
•	Significant Orders – We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are pulled into a quarter from a future quarter, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially.

     There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

•	the growth and changing requirements of the thin client segment of the PC market;
•	the quality, price, performance and total cost of ownership of our products compared to personal computers;
•	the availability, price, quality and performance of competing products and technologies; and
•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

     We may not succeed in developing and marketing our software and thin client appliance products and our operating results may decline as a result.

Back to Contents

Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.

     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to increase our market share or to meet competitors' price reductions.

Our business is dependent on customer adoption of thin client appliances as an alternative to personal computers, and a decrease in their rates of adoption could adversely affect our ability to increase our revenues.

     We are dependent on the growing use of thin client appliances to perform discrete tasks for corporate and Internet-based networks to increase our revenues. If thin client appliances are not accepted by corporations as an alternative to personal computers, the result would be slower than anticipated revenue growth or even a decline in our revenues.

     Thin client appliances have historically represented a very small percentage of the overall PC market, and if sales do not grow as a percentage of the PC market, or if the overall PC market were to decline, our revenues may not grow or may decline.

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

     SCO has taken legal action against IBM and sent a letter to 1,500 Linux customers alleging that certain Linux kernels infringe on SCO's Unix intellectual property and other rights, and that SCO intends to aggressively protect those rights. While we are not a party to any legal proceeding with SCO, since some of our products use Linux as their operating system, SCO's allegations, regardless of merit, could adversely affect sales of such products.

Because we depend on sole source, limited source and foreign source suppliers for key components in our thin client appliance products, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales.

     We depend upon single source suppliers for our thin client appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. We also rely on foreign suppliers which subject us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to us for our components. Severe Acute Respiratory Syndrome and similar medical crises could also disrupt manufacturing processes and result in quarantines being imposed in the future.

     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, these components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. Third parties produce these thin client appliances for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline.

If we are unable to continue generating substantial revenues from international sales our business could be adversely affected.

     Approximately 39% of our revenues were derived from international sales during the three months ended December 31, 2003. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Although most of our international sales are denominated in US Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

Back to Contents

Because we rely on channel partners, including IBM, to sell our products, our revenues could be negatively impacted if our existing channel partners, including IBM, do not continue to purchase products from us.

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

     If our channel partners were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our channel partners, one of which has accounted for 10% of our net sales during the three months ended December 31, 2003.

     As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM's customers. Sales to IBM accounted for 12% of our net sales during the three months ended December 31, 2003. IBM is under no obligation to continue to actively market our products. If IBM were to discontinue sales of our products or reduce its sales efforts, our operating results would be adversely affected.

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

     In the desktop PC market, we face significant competition from makers of traditional personal computers, many of which are larger companies that have greater name recognition than we have. In addition, we face significant competition from thin client providers, including Hewlett Packard, Wyse Technology and other smaller companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share. Our strategy to seek to increase our share of the overall PC market by targeting our core markets may create increased pressure, including pricing pressure, on certain of our thin client appliance products.

     Our future competitive performance depends on a number of factors, including our ability to:

•	continually develop and introduce new products and services with better prices and performance than offered by our competitors;
•	offer a wide range of products; and
•	offer high-quality products and services.

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

Thin client appliance products, like personal computers, are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our products could be rendered obsolete by new technologies.

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

     Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we are unable to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products, which would harm our operating results.

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

     In order to continue to develop and market our line of thin client appliances, we may need to hire additional personnel. Competition for employees is significant and we may experience difficulty in attracting qualified people.

Back to Contents

     Future growth that we may experience will place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;
•	hire, train and manage additional qualified personnel; and
•	establish relationships with additional suppliers and partners while maintaining our existing relationships.

We rely on the services of certain key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace.

     Our products, technologies and operations are complex and we are substantially dependent upon the continued service of our existing personnel. The loss of any of our key employees could adversely affect our business and profits and slow our product development processes. We generally do not have employment agreements with our key employees. Further, we do not maintain key person life insurance on any of our employees.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages. Financial Accounting Standards Board has announced that it will propose, changes to US GAAP that, if implemented, would require us and other companies to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

We license our TeemTalk software to other thin client providers who may choose to license alternative products from other suppliers who are not their competitors.

     We license our TeemTalk software, which enables thin clients to connect to legacy systems, to certain of our competitors, including Wyse Technology and Hewlett Packard. Although it is our strategy to continue to generate sales of this software by licensing it to other thin client vendors, these vendors may seek alternative products from suppliers who are not their direct competitors. If we were to lose one or more of these customers, our revenue and profits would decline.

Errors in our products could harm our business and our operating results.

     Because our software and thin client appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;
•	diversion of development resources;
•	injury to our reputation; or
•	increased maintenance and warranty costs.

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

Back to Contents

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

     Any additional issuance of equity securities, including for acquisitions, may have a dilutive effect on our existing stockholders. In addition, the perceived risk associated with the possible sale of a large number of shares could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. Subsequent sales of our common stock in the open market or the private placement of our common stock or securities convertible into common stock could also have an adverse effect on the market price of the shares. If our stock price declines, it may be more difficult or we may be unable to raise additional capital.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectations regarding revenues, the growth of the thin client market, gross margins and fluctuations in gross margins, selling and marketing expenses, and general and administrative expenses for the balance of fiscal 2004; the introduction of new products; cost benefits and other advantages of our products; our acquisition of businesses and technologies; the availability of cash or other financing sources to fund future operations, cash expenditures and acquisitions, our potential issuance of issuance of debt and equity securities under our $100 million shelf registration and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include the final results of our results for our 2004 fiscal year , the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, the economic viability of our channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate future acquisitions, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

Back to Contents

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

As of December 31, 2003 and June 30, 2003, cash equivalents and short-term investments consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company’s investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company’s investments decreased by 100 basis points, interest income for the three months ended December 31, 2003 would have decreased by less that $215,000. This estimate assumes that the decrease occurred on October 1, 2003 and reduced the yield of each investment instrument by 100 basis points.

Item 4.     Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003 (the “Evaluation Date”). Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

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

Item 4.     Submission of Matters to a Vote of Security Holders

On December 3, 2003,, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect five members to the Board of Directors and on proposals to amend the Company’s 1995 Stock Option Plan to increase the number of shares issuable thereunder and to ratify the selection of KPMG LLP as the Company's independent accountants for the fiscal year ending June 30, 2004.

Elected to the Board of Directors were Michael G. Kantrowitz (10,671,367 shares voted for election and 3,716,651 shares were withheld), John M. Ryan (14,003,035 shares voted for election and 384,983 shares were withheld), Christopher G. McCann (13,969,825 shares voted for election and 418,193 shares were withheld), John P. Kirwin, III (14,003,335 shares voted for election and 384,683 shares were withheld) and David D. Gathman (14,115,142 shares voted for election and 272,876 shares were withheld).

The proposal to amend the 1995 Stock option Plan was not approved, with 5,507,380 shares voting against, 2,812,217 shares voting in favor, and 15,597 shares abstaining.

The proposal to select of KPMG LLP as the Company's independent accountants was ratified, with 14,021,650 shares voting in favor of ratification, 353,521 shares voting against ratification and 12,847 shares abstaining.

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

On October 27, 2003, the Company filed (excluding the portion furnished pursuant to Item 12) a Form 8-K relating to a press release announcing earnings for the three months ended September 30, 2003.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

NEOWARE SYSTEMS, INC.

Date: February 13, 2004	By: /s/ MICHAEL KANTROWITZ

Michael Kantrowitz
Chairman, President and Chief Executive Officer

Date: February 13, 2004	By: /s/ KEITH D. SCHNECK

Keith D. Schneck
Executive Vice President and Chief Financial Officer