Form 10-Q
period 2004-03-31
NEOWARE SYSTEMS INC
filed 2004-05-17
CIK 894743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-21240

NEOWARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-2705700

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

400 Feheley Drive
King of Prussia, Pennsylvania 19406
(Address of principal executive offices)

(610) 277-8300
(Registrant’s telephone number including area code)

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

Yes           No

As of May 10, 2004, there were 15,769,139 outstanding shares of the Registrant’s Common Stock.

Back to Index

NEOWARE SYSTEMS, INC.

Back to Index

     NEOWARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(Unaudited)
	March 31,	June 30,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,823	$26,014
Short-term investments	32,185	3,151
Accounts receivable, net	11,183	11,089
Inventories	748	772
Prepaid expenses and other	1,448	798
Deferred income taxes	946	946

Total current assets	67,333	42,770

Property and equipment, net	493	572
Goodwill	17,554	8,943
Intangibles, net	3,835	2,091

	$89,215	$54,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,523	$4,206
Accrued expenses	2,981	2,818
Capital lease obligations	7	7
Deferred revenue	975	691

Total current liabilities	9,486	7,722

Capital lease obligations	5	10

Deferred income taxes	17	17

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized
and none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares
authorized, 15,769,139 and 14,054,800 shares issued and
15,669,139 and 13,954,800 shares outstanding	16	14
Additional paid-in capital	71,362	44,215
Treasury stock, 100,000 shares at cost	(100)	(100)
Other comprehensive income (loss)	987	(27)
Retained earnings	7,442	2,525

Total stockholders’ equity	79,707	46,627

	$89,215	$54,376

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE SYSTEMS, INC
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net revenues	$15,750	$13,468	$46,086	$41,699
Cost of revenues	8,326	7,227	23,059	23,217

Gross profit	7,424	6,241	23,027	18,482

Sales and marketing	3,442	2,411	9,785	6,937
Research and development	712	492	2,120	1,301
General and administrative	1,527	1,120	4,462	3,002

Operating expenses	5,681	4,023	16,367	11,240

Operating income	1,743	2,218	6,660	7,242

Loss on investment	—	(300)	—	(300)
Interest income, net	109	83	287	264

Income before income taxes	1,852	2,001	6,947	7,206
Income taxes	194	720	2,030	2,594

Net income	$1,658	$1,281	$4,917	$4,612

Basic earnings per share	$0.11	$0.09	$.31	$0.34

Diluted earnings per share	$0.10	$0.09	$.31	$0.31

Weighted average number of common shares
outstanding in basic earnings per share computation	15,769	13,725	15,652	13,485

Weighted average number of common shares
outstanding in diluted earnings per share
computation	16,171	14,704	15,942	14,712

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,917	$4,612
Adjustments to reconcile net income to net cash provided by operating activities-
Income tax benefit, primarily from stock option exercises	1,708	2,577
Depreciation	209	175
Amortization of intangibles	782	391
Loss on investment	—	300
Changes in operating assets and liabilities, net of effect from acquisition-
(Increase) decrease in:
Accounts receivable	(94)	205
Inventories	24	(86)
Prepaid expenses and other	(650)	(416)
Increase (decrease) in:
Accounts payable	1,317	320
Accrued expenses	163	13
Deferred revenue	284	46

Net cash provided by operating activities	8,660	8,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of the TeemTalk software business	(9,995)	—
Purchases of short-term investments	(50,187)	—
Sales of short-term investments	21,153	—
Purchase of intangible assets	(125)	(47)
Purchases of property and equipment	(129)	(107)

Net cash used in investing activities	(39,283)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital leases	(5)	(49)
Sale of common stock, net of expenses	24,609	—
Expenses for prior issuance of common stock	(3)	(122)
Exercise of stock options and warrants	835	1,978
Repayments of officer loans	—	9

Net cash provided by financing activities	25,436	1,816

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(4)	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,191)	9,799
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,014	17,031

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,823	$26,830

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$264	$80
Cash paid for interest	8	26

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE SYSTEMS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. The Company was required to apply FIN 46R as of March 31, 2004. The adoption of this Interpretation is not expected to have any impact on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial statements.

3.	STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.”

Back to Index

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has determined that it will not make the voluntary change to the fair value based method of accounting at this time. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s consolidated net income and earnings per share would have been as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net income
As reported	$1,658	$1,281	$4,917	$4,612
Less:
Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of tax	(871)	(451)	(2,369)	(951)

Pro forma	$787	$830	$2,548	$3,661

Basic earnings per share:
As reported	$0.11	$0.09	$0.31	$0.34

Pro forma	$0.05	$0.06	$0.16	$0.27

Diluted earnings per share:
As reported	$0.10	$0.09	$0.31	$0.31

Pro forma	$0.05	$0.06	$0.16	$0.25

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70% -126%, and risk-free interest rates of 2.1% - 6.8%.

4.	ACQUISITION

On July 1, 2003, the Company acquired the host access software business from Pericom Holdings PLC (referred to as “TeemTalk software business”), for $9.8 million in cash, excluding transaction costs. The Company acquired all of the assets of the software business, including the
TeemTalk host access software, intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement. The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated to the assets acquired, including goodwill and intangible assets. The Company has substantially completed the allocation of the purchase price for this acquisition and does not expect future adjustments to the purchase price allocation to be material. The results of operations of the TeemTalk software business have been included in the Company’s statements of operations from the date of the acquisition.

The purchase price was allocated, based on an independent valuation, as follows: $7.8 million to goodwill, $1.6 million to acquired technology, $500,000 to customer relationships and $100,000 to tradenames.

Back to Index

The following unaudited pro forma information presents the results of the Company’s operations as though the acquisition had been completed as of July 1, 2002. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2002 or the results that may occur in the future (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Total net revenue	$15,750	$14,238	$46,086	$44,010
Net income	1,658	1,460	4,917	5,189
Basic earnings per share	0.11	0.11	0.31	0.38
Diluted earnings per share	0.10	0.10	0.31	0.35

5.	GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill was $17.6 million and $8.9 million at March 31, 2004 and June 30, 2003, respectively. The increase in goodwill is due to the acquisition of the TeemTalk software business (See Note 4) ($7.8 million) and the impact of changes in foreign exchange rates.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets (in thousands):

		March 31, 2004

	Estimated	Gross carrying	Accumulated
	useful life	value	amortization	Net

Tradenames	Indefinite	$260	$—	$260
Customer relationships	2 years	552	207	345
Distributor relationships	5 years	2,325	1,032	1,293
Acquired technology	5-10 years	2,270	333	1,937

		$5,407	$1,572	$3,835

		June 30, 2003

	Estimated	Gross carrying	Accumulated
	useful life	value	amortization	Net

Tradenames	Indefinite	$150	$—	$150
Customer relationships	2 years	—	—	—
Distributor relationships	5 years	2,200	690	1,510
Acquired technologies	10 years	506	75	431

		$2,856	$765	$2,091

In September 2003, the Company acquired certain distribution rights in Europe for $125,000, which was recorded as a distributor relationship. Intangible assets related to the TeemTalk software business fluctuate based on changes in foreign rates.

The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Customer relationships	$84	$15	$239	$45
Distributor relationships	108	95	298	286
Acquired technologies	86	13	245	38
Capitalized software	—	7	—	22

	$278	$130	$782	$391

Back to Index

Amortization expense for customer relationships and distributor relationships is included in sales and marketing expenses and amortization expense for acquired technologies is included in cost of revenues.

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

Future
Year Ending June 30,	Amortization

Remainder of fiscal 2004	$277
2005	1,085
2006	809
2007	559
2008	369
2009 through 2013	476

$3,575

6.	COMPREHENSIVE INCOME

Excluding net income, the Company’s sources of other comprehensive income (loss) are unrealized appreciation (depreciation) on its holdings of short-term investments classified as available-for-sale and unrealized income (loss) relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net income	$1,658	$1,281	$4,917	$4,612
Foreign currency translation adjustment	337	(17)	1,014	(13)
Unrealized holding losses in available-for-
sale securities	—	203	—	117

Comprehensive income	$1,995	$1,467	$5,931	$4,716

7.	REVENUE RECOGNITION

The Company’s products include both a hardware and software component. Software has been deemed to be essential to the functionality of the hardware and, therefore, the Company follows AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition.”. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Revenue from consulting services is recognized as services are performed. In limited circumstances, the Company provides certain distributors with stock rotation rights, which are contractually limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. The Company reserves for these arrangements based on historical experience and the level of inventories in the distribution channel. Product warranty costs are accrued at the time the related revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer’s facility during the implementation. In such “bill and hold” transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; the billing and credit terms for the customer have not been modified from the Company’s normal policies; and the risks of ownership have passed to the customer. There were no “bill and hold” transactions for the three months ended March 31, 2004 and 2003.

Back to Index

8.	MAJOR CUSTOMERS

For the three months ended March 31, 2004, sales directly to IBM accounted for 18% of total revenues and sales to one European distributor accounted for 14% of total revenues. Accounts receivable from IBM and the European distributor as of March 31, 2004 amounted to $1.8 million and $2.0 million, respectively. For the nine months ended March 31, 2004, sales directly to IBM accounted for 16% of total revenues. For the three months ended March 31, 2003, sales directly to IBM accounted for 13% of total revenues and sales to one European distributor constituted 16% of total revenues. Each of these customers resells the Company’s products to individual resellers and/or end-users, none of whom contributed sales of more than 10% of the Company’s net revenues for the three and nine months ended March 31, 2004 or 2003. The percentage of revenue derived from individual distributors, resellers or end-users can vary significantly from quarter to quarter.

In addition to the Company’s direct sales to IBM, IBM can purchase the Company’s products through individual distributors and/or resellers. The Company estimates that indirect sales to IBM and its customers have ranged from zero to 10% of revenue in this and prior quarters, and may continue to vary significantly from quarter to quarter.

9.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	March 31,	June 30,
	2004	2003

Purchased components and subassemblies	$234	$172
Finished goods	514	600

	$748	$772

10.	INCOME TAXES

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

During the three months ended March 31, 2004, the Company recorded an income tax benefit of $332,000 from the recovery of prior year’s Extraterritorial Income Exclusions (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. During the nine months ended March 31, 2004 and 2003, the income tax benefit from the exercise of employee and director stock options was $1.7 million and $2.6 million, respectively. This benefit was recorded as an increase in additional paid-in capital.

11.	SALE OF COMMON STOCK

On July 10, 2003, the Company sold 1,500,000 shares of common stock at $17.50 per share, which represented a premium of 10% on the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company were $24.6 million after transaction costs. The Company used a portion of the net proceeds to replenish the cash used to acquire the TeemTalk software business (See Note 4). The Company intends to use the remaining net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

12.	LINE OF CREDIT

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2 million subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (3.59% at March 31, 2004). At March 31, 2004 and 2003, $2 million was available for borrowing under the line. During the three months ended March 31, 2004 and 2003, there were no borrowings under the line.

Back to Index

The line of credit is unsecured and requires the Company to maintain a minimum balance of $3,000,000 in cash and cash equivalents with the bank. The Company is in compliance with this condition at March 31, 2004.

13.	EARNINGS PER SHARE

The Company applies SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net income	$1,658	$1,281	$4,917	$4,612

Weighted average shares outstanding:
Basic	15,769	13,725	15,652	13,485
Effect of dilutive employee stock options	389	979	277	1,212
Effect of dilutive warrants	13	—	13	15

Diluted	16,171	14,704	15,942	14,712

Earnings per common share:
Basic	$0.11	$0.09	$0.31	$0.34

Diluted	$0.10	$0.09	$0.31	$0.31

For the three and nine months ended March 31, 2004 and 2003, an aggregate of 1,168 and 475, respectively, compared to 327 and 166, respectively, of stock options and warrants were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

14.	INDEMNIFICATIONS

In the ordinary course of business, from time-to-time the Company enters into contractual arrangements under which it may agree to indemnify its customer for losses incurred by the customer arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Back to Index

The market for thin client appliances is a subset of the enterprise PC market. We intend to actively seek to stimulate demand for thin client appliances as alternatives to personal computers in our target markets by realigning certain of our sales and marketing resources to penetrate target accounts and by introducing new products that will more effectively compete with PC based solutions. Our strategy is to focus on increasing sales to large enterprise customers, through resellers, directly, and through the IBM relationship, to execute new market initiatives to grow the thin client segment of the PC industry and to introduce new products such as the $199 thin client device introduced in April 2004. The combination of these events is expected to result in increased revenues with overall gross profit margins in the 40% to 45% range over the next several quarters. To date we are experiencing positive initial results from these actions including the receipt of orders from three new large enterprise customers in April 2004.

   International Sales

We sell our products and services worldwide through our direct sales force, distributors, our alliance with IBM and other indirect channels, such as VARs and systems integrators. International sales are primarily made through distributors and resellers and are collectable primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our headquarters in the United States, we maintain offices in the UK, Germany, France, Austria, Sweden, Australia, and the Netherlands. International revenues have increased as we have invested in additional sales and marketing staff and targeted marketing programs in these markets.

International revenues, primarily from Europe, were as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,

	2004	2003	% Change	2004	2003	% Change

International revenues	$6,833	$6,458	6%	$18,283	$17,120	7%
Percentage of net revenues	43%	48%		40%	41%

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The Notes to the Consolidated Financial Statements contained in our most recent annual report on Form 10-K describes our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, sales returns and allowances, goodwill, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe we make significant judgments and estimates related to the following in the preparation of our consolidated financial statements’.

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

We are required to test our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable, for impairment at the reporting unit level, which we have determined is our sole operating segment. The test for goodwill is a two-step process:

First, we compare the carrying amount of our reporting unit, which is the book value of our entire company, to the fair value of our reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed.

Back to Index

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	Significant underperformance of the company relative to expected operating results;
•	Our net book value compared to our market capitalization;
•	Significant adverse economic and industry trends;
•	Significant decrease in the market value of the asset;
•	The extent that we use an asset or changes in the manner that we use it; and
•	Significant changes to the asset since we acquired it.

We have not recorded an impairment loss on goodwill or other long-lived assets.

Results of Operations

Net Revenues (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

Net Revenue	$15,750	$13,468	17%	$46,086	$41,699	11%

We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in the third quarter of fiscal 2004 over the same period in fiscal 2003 reflects increases in revenue from the Company’s thin client appliance products (10%) and software (7%). The increase in net revenues in the first nine months of fiscal 2004 over the same period in fiscal 2003 reflects increases in revenue from our thin client appliance products (7%) and software (6%), partially offset by a reduction in revenues from services and third party products (2%). The increases were driven by sales growth from increasing market acceptance of thin client products and the Company’s alliance with IBM, our acquisition of the TeemTalk software business and increasing sales of other software products. Decreases in sales from services and third party products were due to fluctuations in the timing and receipt of orders for such services and third party products.

We anticipate that growth of the thin client market for the balance of fiscal 2004 will be consistent with the growth levels experienced during calendar 2003, resulting in revenues in absolute dollars for the fourth quarter of fiscal 2004 to remain at comparable levels with similar periods in the first nine months of fiscal 2004.

Cost of Revenues and Gross Profit Margin (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

Cost of Revenues	$8,326	$7,227	15%	$23,059	$23,217	(1)%
Gross Profit Margin	47%	46%		50%	44%

Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent overhead including salaries and related benefits for personnel who fulfill product orders, deliver services and distribution costs.

Back to Index

The increase in cost of revenues in the third quarter of fiscal 2004 over the same period in 2003 is primarily the result of sales growth and higher material costs (21%) and amortization of intangibles related to technologies acquired in our acquisition of the TeemTalk software business (1%), partially offset by lower warranty costs (4%), transportation costs (2%), and third-party license costs (1%). Higher material costs are due to changes in product mix and certain component price increases incurred in the third quarter of fiscal 2004.

The change in cost of revenues in the first nine months of fiscal 2004 over the same period in 2003 is primarily the result of lower third-party license costs (1%) and warranty costs (2%), partially offset by sales growth and lower material costs (2%). Lower material costs are due to changes in product mix and certain component price decreases incurred in the first six months of fiscal 2004.

We have benefited from manufacturing efficiencies and component cost reductions achieved through our outsourced offshore manufacturing model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers. We have also benefited from licensee fee expense reductions due to the acquisition of the TeemTalk software, which we previously licensed under a royalty fee agreement, and reductions in other software license fees.

The change in gross profit margin in the third quarter of fiscal 2004 over the same period in fiscal 2003 is attributable to changes in net revenues and cost of revenues as previously discussed. We expect gross margins to fluctuate or decline in the future, reflecting changes in product mix, the mix of revenues from thin client appliance systems and software, reduction in sales prices due to increased sales to large enterprise customers and increased price competition and changes in the cost of thin client appliances, memory and other components. Accordingly, in future periods we expect gross margin to be in the range of 40% to 45%.

Selling and Marketing (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

Selling and marketing	$3,442	$2,411	43%	$9,785	$6,937	41%
As a percentage of net revenues	22%	18%		21%	17%

Selling and marketing expenses consist primarily of salaries, related benefits, commissions, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. The increase in selling and marketing expense in the third quarter and the first nine months of fiscal 2004 over the same periods in 2003 is primarily the result of increasing our organizational investments in Europe and the United States including personnel additions and targeted marketing initiatives designed to stimulate growth in the thin client segment of the PC market. The increase in the third quarter of fiscal 2004 also reflects amortization of intangibles related to customer relationships related to the acquisition of the TeemTalk software business.

We expect selling and marketing expenses to increase moderately in absolute dollars over the next several quarters as a result of continued marketing efforts to simulate demand for thin client appliances, amortization of intangibles related to customer relationships and spending in international sales and marketing. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Research and Development (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

Research and development	$712	$492	45%	$2,120	$1,301	63%
As a percentage of net revenues	5%	4%		5%	3%

Back to Index

Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The increase in research and development expense in the third quarter and the first nine months of fiscal 2004 over the same periods in 2003 is primarily the result of an increase in staff levels, including additional personnel from the acquisition of the TeemTalk software business.

We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses in absolute dollars in the next several quarters will be consistent with the first nine months of fiscal 2004.

General and Administrative (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

General and administrative	$1,527	$1,120	36%	$4,462	$3,002	49%
As a percentage of net revenues	10%	8%		10%	7%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the obligations of a public company and fees for legal, audit and tax services. The increase in general and administrative expenses in the third quarter and the first nine months of fiscal 2004 over the same periods in 2003 is primarily the result of an increase in staffing levels, and, to a lesser extent, increases in compensation levels and in director and officer liability insurance. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions. The increase in the third quarter of fiscal 2004 also reflects $120,000 of fees associated with the creation of a more efficient international tax structure discussed below.

We expect general and administrative expenses in absolute dollars in the next several quarters to remain at comparable levels with the first nine months of fiscal 2004.

Income Taxes (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

	2004	2003	% Change	2004	2003	% Change

Income taxes	$194	$720	(73)%	$2,030	$2,594	(22)%
As a percentage of net revenues	1%	5%		4%	6%
Effective tax rate	10%	36%		29%	36%

The Company’s income tax provision is comprised primarily of federal and state taxes.

The Company provides for income taxes on an interim basis using an estimated annual effective income tax rate. The Company’s estimated tax rate was 36% for the first six months ended December 31, 2003 and for fiscal 2003. During the three months ended March 31, 2004, the Company adjusted the estimated annual effective tax rate for fiscal 2004 downward to 34%. This reduction is due to an increased estimated benefit from the Extraterritorial Income Exclusion (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. Also during the three months ended March 31, 2004, the Company recorded an income tax benefit of $332,000 from the recovery of prior years Extraterritorial Income Exclusion. This resulted in a one-time reduction for the Company’s effective tax rate to 10% and 29% for the three and nine months ended March 31, 2004, respectively.

Liquidity and Capital Resources

As of March 31, 2004, we had net working capital of $57.8 million consisting primarily of cash and cash equivalents, short-term investments and accounts receivable. Our principal sources of liquidity include $53.0 million of cash and cash equivalents and short-term investments and a $2.0 million line of credit facility with Wachovia Bank, all of which was available as of March 31, 2004. The credit facility requires us to maintain a minimum cash balance of $3.0 million with the bank. Interest on the line of credit facility accrues at the Libor Market Index rate plus 2.5% and the facility matures on December 31, 2004. We had no borrowings under the line of credit during the three months ended March 31, 2004 or 2003.

Back to Index

      Cash and cash equivalents and short-term investments increased by $23.8 million during the nine months ended March 31, 2004, primarily as a result of the $24.6 million net proceeds from the sale of common stock in a private placement transaction and $8.7 million in cash provided by operating activities, partially offset by the $10.0 million used to acquire the TeemTalk software business.

      Cash flows provided by operating activities: The Company’s largest source of operating cash flows are payments from our customers for the purchase of the Company’s products. The Company’s primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flows from operating activities increased in the first nine months of fiscal 2004 compared to the same period in 2003 primarily due to higher profits, increased amounts due to vendors, increased intangibles amortization due to the purchase of the TeemTalk software business, and partially offset by the decreased income tax benefit from the exercise of stock options.

      Cash flows used in investing activities: The negative cash flows from investing activities in the first nine months of fiscal 2004 primarily relates to an increase in the purchase of short-term investments. We typically purchase short-term investments with surplus cash. Additionally, in the first quarter of fiscal 2004, we acquired the TeemTalk software business for $10.0 million.

      Cash flows provided by financing activities: The positive cash flows from financing activities in the first nine months of fiscal 2004 was primarily the result of the sales 1,500,000 shares of common stock.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2004 (in thousands):

		Year Ending June 30,

	Total	2004	2005	2006	2007

Inventory purchase obligations	$8,491	$8,491	$—	$—	$—
Other purchase obligations	109	109	—	—	—
Operating and capital leases	880	135	427	316	2

Total contractual obligations	$9,480	$8,735	$427	$316	$2

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

Factors Affecting the Company and Future Operating Results

     Operating results for a particular future period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Factors that could have a material adverse effect on our business, results of operations, and financial condition include, but are not limited to, the following:

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

     Our business has grown during the past three years through both internal expansion and business acquisitions, and has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 51 employees at March 31, 2001 to 124 employees at March 31, 2004. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses, which may grow at a faster rate than our sales. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

Back to Index

Although we have generated operating profits for the past two fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

     Although we have generated operating profits in the past two fiscal years and through the nine months ended March 31, 2004, we have incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses increased during the three months ended March 31, 2004 reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client competitors. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Linearity - Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition; and

•	Significant Orders - We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are pulled into a quarter from a future quarter, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially.

Back to Index

     There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

•	the growth and changing requirements of the thin client segment of the PC market;

•	the quality, price, performance and total cost of ownership of our products compared to personal computers;

•	the availability, price, quality and performance of competing products and technologies; and

•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

      We may not succeed in developing and marketing our software and thin client appliance products and our operating results may decline as a result.

Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.

     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to increase our market share or to meet competitors’ price reductions. Our new marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy is expected to result in a decline in our gross margins. If our sales do not increase as a result of these new strategies, our profitability will decline, and we may experience losses.

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

Back to Index

Actions taken by the SCO Group (SCO) could impact the sale of Linux as an operating system, negatively affecting sales of some of our products.

SCO has taken legal action against IBM and sent a letter to 1,500 Linux customers alleging that certain Linux kernels infringe on SCO’s Unix intellectual property and other rights, and that SCO intends to aggressively protect those rights. While we are not a party to any legal proceeding with SCO, since some of our products use Linux as their operating system, SCO’s allegations, regardless of merit, could adversely affect sales of such products. SCO has brought claims against certain end user customers of the Linux operating system and threatened to bring claims against other end users of Linux for copyright violations arising out of the facts alleged in SCO’s lawsuit against IBM. Some of these claims could be indemnified under indemnities we have given or may give to certain customers. In the event that claims for indemnification are brought against the customers that we have indemnified, we could incur expenses reimbursing the customers for their costs, and if the claims were successful, for damages.

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

Approximately 43% of our revenues were derived from international sales during the three months ended March 31, 2004. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Although most of our international sales are denominated in US Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

Back to Index

Approximately 67% of our revenues for the three months ended March 31, 2004 were derived from sales made directly to IBM and through our other channel partners. If our channel partners were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our channel partners, one of which has accounted for 14% of our net sales during the three months ended March 31, 2004.

As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM’s customers. Sales directly to IBM accounted for 18% of our net sales during the three months ended March 31, 2004. IBM is under no obligation to continue to actively market our products. In addition to the Company’s direct sales to IBM, IBM can purchase the Company’s products through individual distributors and/or resellers. The Company estimates that indirect sales to IBM and its customers have ranged from zero to 10% of revenue in this and prior quarters, and may continue to vary significantly from quarter to quarter. If IBM were to discontinue sales of our products or reduce its sales efforts, our operating results would be adversely affected.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

Although we have not received any claims that our products infringe on the proprietary rights of third parties, if we were to receive such claims in the future, responding to such claims, regardless of their merit, could be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

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

We may not be able to preserve the value of our products’ intellectual property because we do not have any patents and other vendors could challenge our other intellectual property rights.

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. If we are unable to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products, which would harm our operating results.

Back to Index

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

We rely on the services of certain key personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace.

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

We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages. The Financial Accounting Standards Board has announced that it will propose changes to US GAAP that, if implemented, would require us and other companies to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Back to Index

Errors in our products could harm our business and our operating results.

Because our software and thin client appliance products are complex, they could contain errors or bugs that can be detected at any point in a product’s life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

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

Our consolidated financial statements as of and for each of the three years in the period ended June 30, 2001 were audited by Arthur Andersen LLP (Andersen). On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. On June 15, 2002, a jury convicted Andersen of these charges. On July 23, 2002, we dismissed Andersen and retained KPMG LLP as our independent auditors beginning for our fiscal year ended June 30, 2002. SEC rules require us to present historical audited financial statements in various SEC filings, such as registration statements, along with Andersen’s consent to our inclusion of its audit report in those filings. Since our former engagement partner and audit manager left Andersen and in light of the cessation of Andersen’s SEC practice, we will not be able to obtain the consent of Andersen to the inclusion of its audit report in our relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Andersen in certain circumstances, but purchasers of securities sold under our registration statements, which were not filed with the consent of Andersen to the inclusion of its audit report, will not be able to sue Andersen pursuant to Section 11(a)(4) of the Securities Act and, therefore, their right of recovery under that section may be limited as a result of the lack of our ability to obtain Andersen’s consent.

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

Back to Index

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectations regarding revenues, the growth of the thin client segment of the PC market, gross margins and fluctuations and decreases in gross margins, changes in product mix, fluctuations in sales prices, selling and marketing expenses, and general and administrative expenses for the next several quarters; the introduction of new products; cost benefits and other advantages of our products; our acquisition of businesses and technologies; the availability of cash or other financing sources to fund future operations, cash expenditures and acquisitions, our potential issuance of issuance of debt and equity securities under our $100 million shelf registration and the development of new products. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Factors Affecting the Company and Future Operating Results” and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include the timing and receipt of future orders, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, the economic viability of our channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate future acquisitions, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

As of March 31, 2004 and June 30, 2003, cash equivalents and short-term investments consisted primarily of certificates of deposit, commercial paper and money market funds maturing over the following three months. Due to the average maturity and conservative nature of the Company’s investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Management estimates that if the average yield of the Company’s investments decreased by 100 basis points, interest income for the three months ended March 31, 2004 would have decreased by less that $343,000. This estimate assumes that the decrease occurred on July 1, 2003 and reduced the yield of each investment instrument by 100 basis points.

Item 4.   Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004 (the “Evaluation Date”). Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

Back to Index

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 2, 2004, the Company furnished a Form 8-K pursuant to Item 12 relating to its fiscal 2004 second quarter conference call.

On January 26, 2004, the Company filed (excluding the portion furnished pursuant to Item 12) a Form 8-K relating to a press release announcing earnings for the three months ended December 31, 2003.

On January 5, 2004, the Company filed (excluding the portion furnished pursuant to Item 12) a Form 8-K relating to a press release announcing preliminary earnings for the three months ended December 31, 2003.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

NEOWARE SYSTEMS, INC.

Date: May 17, 2004	By:	/s/ MICHAEL KANTROWITZ

Michael Kantrowitz
Chairman, President and Chief Executive Officer

Date: May 17, 2004	By:	/s/ KEITH D. SCHNECK

Keith D. Schneck
Executive Vice President and Chief Financial Officer