Form 10-K
period 2004-06-30
NEOWARE SYSTEMS INC
filed 2004-09-13
CIK 894743

Proceed to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21240

NEOWARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	23-2705700 (IRS Employer Identification No.)

400 Feheley Drive, King of Prussia, Pennsylvania (Address of principal executive offices)	19406 (Zip Code)

Registrant’s telephone number, including area code: (610) 277-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on December 31, 2003 was approximately $215,070,000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of September 7, 2004 was 15,704,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 1, 2004 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.

NEOWARE SYSTEMS, INC.
INDEX

Back to Contents

PART I

Item 1.	Business

Overview

Neoware Systems, Inc. provides software, services and solutions to enable thin client appliance computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers used in business, as well as green-screen terminals.

Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software marketed under the brand names Eon, Capio, ThinSTAR and Voyager, and to a lesser extent from ThinPC thin client software for PCs, TeemTalk host access software, ezRemote Manager central management software, and services such as training and integration.

Our Company was formed in 1995 as the result of a merger between Human Designed Systems, Inc. (HDS), a privately held technology company, and Information Systems Acquisition Corporation (ISAC), a publicly held company. At the time of the merger, we changed the name of the Company to HDS Network Systems, Inc. and, in connection with the license of certain technology to Hitachi Data Systems in 1997, we changed the name of the Company to Neoware Systems, Inc.

On June 28, 2001, we purchased the thin client business of Boundless Technologies, Inc., which included the Capio product line and associated software and intellectual property and access to the Capio distribution and customer databases, for $1.6 million, excluding transaction costs.

On December 4, 2001, we acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service information technology consulting company in the server-based computing marketplace. The purchase price was payable in cash of $75,000, 569,727 shares of our newly issued common stock with a market value of $3.24 per share and the assumption of net liabilities of approximately $1.2 million, excluding transaction costs.

On January 8, 2002, we entered into a worldwide alliance with IBM Corporation, under which we are the preferred provider of thin client appliance products to IBM and its customers. In addition, we licensed intellectual property from IBM associated with IBM’s thin client appliance products. As consideration for these agreements, we issued 375,000 shares of newly issued common stock with a market value of $6.26 per share to IBM.

On March 26, 2002, we acquired the thin client business of Network Computing Devices, Inc. (NCD), including the ThinSTAR product line. In addition, we entered into an alliance with NCD to grow the worldwide thin client appliance market. The purchase price was payable in cash of $4.0 million, excluding transaction costs.

On May 24, 2002, we completed a private placement of our common stock to institutional and other accredited investors. We sold 1,600,000 shares of our common stock at a price of $7.50 per share for proceeds of $12.0 million, excluding transaction costs.

On July 1, 2003, we acquired the host access software business of Pericom Holdings PLC (referred to as “TeemTalk software business”), for $9.8 million in cash, excluding transaction costs. We acquired all of the assets of the software business, including the TeemTalk host access software, intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement.

Back to Contents

On July 10, 2003, we completed a private placement of our common stock to institutional and other accredited investors. We sold 1,500,000 shares of our common stock at a price of $17.50 per share for proceeds of $26,250,000, excluding transaction costs.

Product Strategy

The market for thin client appliances is a subset of the enterprise PC market. We market our thin client appliances as alternatives to personal computers in certain target markets. Our strategy is (1) to focus on increasing sales to large enterprise customers, primarily through our relationship with IBM, and secondarily through other resellers and directly to end users, and, (2) to execute marketing initiatives designed to grow the thin client segment of the PC industry.

We provide our software on top of a number of desktop and embedded operating systems, including Microsoft’s Windows 95, 98, ME, NT, 2000, XP, CE, and XP Embedded, as well as an embedded version of the Linux operating system. We utilize third parties who we believe have strong market positions in the server-based computing market to expand our sales and marketing efforts, which allows us to develop new customer relationships as well as gain access to new markets.

We have developed unique technology and intend to continue to enhance this technology, which enables large numbers of thin client appliances to be deployed in business environments as alternatives to proprietary or PC-based systems. We intend to continue to develop and add our proprietary enhancements to other companies’ operating systems, enabling them to be secured and centrally managed.

We offer host access software, which enables customers to connect their thin client appliances, personal computers and UNIX workstations to a variety of computer systems, including mainframes, minicomputers, UNIX and other servers.

In addition to providing software and appliance products, we offer consulting services and assistance to enterprise customers as they manage the deployment of applications to thin client appliances. We supply our software for use on personal computers and thin clients and we bundle our software with industry-standard thin client appliance platforms to enable complete hardware, software and management solutions for our customers.

We incorporate the following principal elements of our business strategy and products:

•
Central Administration and Lower Cost of Ownership. Our products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize our products typically run applications and store files on a server, not on desktop devices as with a personal computer. This makes administration of our products much easier and more cost-effective than administration of personal computers, since administrative tasks take place at a small number of servers instead of a much larger number of desktops.

•
Diverse Technology Expertise. We have significant expertise in a wide range of technical disciplines, including central management, security, embedded operating systems, windowing and networking software, application software development, host access, graphics acceleration, multimedia design and compression algorithms. Utilizing more than fifteen years of experience designing embedded UNIX operating systems, we have ported our proprietary software technologies to desktop and embedded versions of the Windows and Linux operating systems to develop unique software products that are designed specifically for server-based computing environments.

•
Use of Industry Standard Components. We plan, implement and manage the design of our software and appliance products to take advantage of industry-standard technologies and components that are widely available in the personal computer industry. We believe that this reduces our risks and costs, and allows us to more easily increase production of our appliance products quickly to meet customer demand.

•	Product Upgrades and Enhancements. We sell software upgrades and enhancements to our customers as well as software and enhancements to customers utilizing personal computers and thin client appliances

Back to Contents

sold by other vendors. This allows customers to expand their use of thin clients, manage all of their appliances through one family of management tools, ezRemote Manager, or other industry-standard management tools, and provide the same end-user experience to all users. This provides customers extended use of their installed personal computers and thin client appliances without changing hardware, and is intended to provide a continued relationship with, and revenue stream from, our customers.

•
Thin Client Appliance Computing Technical Support and Consulting Services. We provide technical support services in addition to software and thin client appliances. This support extends from the thin client appliance through a customer’s network infrastructure, including their server complex, which allows customers to work with one supplier with the expertise to assist them.

•
Host Access Software Expertise. We have significant expertise developing software that allows customers to connect thin client appliances, personal computers and UNIX workstations to mainframes, midrange systems, UNIX servers and other systems. Additionally, we have licensed host access software from IBM enabling our products to connect to IBM servers with IBM-branded host access software.

Customers

Our customers span a wide range of industries, including retail, healthcare, transportation, hospitality, education, financial services, government, manufacturing and telecommunications. Our products have been adopted by such customers as 1-800-FLOWERS.COM, Air Canada, Air New Zealand, Ardent Health Services, Autozone, Bed, Bath and Beyond, Bristol Myers Squibb, Caesar’s Palace, California Department of Motor Vehicles, Comcast Cable, Cook County Circuit Court, Costco, CVS, Discount Tire, ESPN, Federated Department Stores, Harley Davidson, Hollywood Video, IBM, Ikea, Keystone Automotive, Kilotou, Lee Memorial HealthCare, Lockheed Martin, National Car Rental, National City Mortgage, National Semiconductor, Nike, Panasonic, Raymour and Flanagan, Renault, Safeway, Sears, Target Corporation, Textron Financial, TJ Maxx Stores, US Veteran’s Administration, Verizon, Wal-Mart and others.

Sales directly to IBM accounted for 18% of net revenues in fiscal 2004. IBM resells our products to individual resellers and end-users, none of which contributed sales of more than 10% of our net revenues for the year ended June 30, 2004. Sales to IBM accounted for 17% of net revenues and sales to a European distributor accounted for 16% of net revenues in fiscal 2003. Each of these customers resells our products to individual resellers and/or end-users, none of which contributed sales of more than 10% of our net revenues for the year ended June 30, 2004. One customer provided 10% of net revenues in fiscal 2002.

In addition to our direct sales to IBM, IBM purchases our products through distributors. We estimate that indirect sales to IBM and its customers have ranged from zero to 10% of net revenue in individual quarters in fiscal 2004 and 2003, and may continue to vary significantly from quarter to quarter.

Product Development

We believe that our ability to expand the market for our products will depend in large part upon our ability to develop cross-platform enhancements to the Windows and Linux operating systems, and to continue to develop new software products that incorporate the latest improvements in performance, capability and manageability targeted specifically at host access and server-based computing environments. Accordingly, we are committed to investing significant resources in software development activities. During fiscal 2004, 2003 and 2002, research and development expenses totaled $2.8 million, $1.8 million and $1.4 million, respectively. In addition, we have acquired technology in connection with our acquisitions and our alliance with IBM.

Our current research and development programs include:

•	Development of enhancements to the Windows, Windows CE, XP Embedded and Linux operating systems designed to make them more manageable and secure in server-based computing environments.

•	Development of server-based remote management software designed to manage the wide-scale deployments of large numbers of network-connected thin client appliances.

Back to Contents

•	Development of our TeemTalk host access product line, which provides connectivity to mainframes, minicomputers, UNIX and legacy servers from thin clients, personal computers and UNIX workstations.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

The principal objectives of our marketing strategy are to grow the thin client segment of the PC market, increase awareness of the benefits of our products, maintain our position as a recognized innovator in the thin client appliance segment of the PC market and differentiate our products from alternative types of devices, including personal computers. Our marketing activities include participation in trade shows and conferences, advertising, press relations with leading trade publications and the publication of technical articles.

Our products have won numerous awards, including “Editor’s Choice” from PC Magazine, “Best Windows-based Terminal” and “Editors Choice” from Network Computing, “Best Buy” from Network Solutions, “Byte Best” from Byte Magazine, “Top of the World” from SCO World, “Crossroads A-List” from Open Systems Advisors, “Best Buy” from PC Dealer, “Gold Award for Excellence” from Computing Magazine, “Five Stars for Features and Overall Performance” from PC Pro, “Best Buy” from PC Week UK, “5-Star PC Digest Recommends” from PC Digest and Reader’s Choice Award from Windows & .NET Magazine.

We distribute our products in North America through IBM, value-added resellers, system integrators, distributors, direct sales to end users and OEMs, and via the Internet.

We utilize distributors for our products throughout the world, and have relationships with distributors in the United States, United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, India, Egypt, Latvia, Korea, Philippines, New Zealand, Australia, Malaysia, South Africa, and elsewhere.

Net revenues from our international customers accounted for approximately 38%, 39% and 30% of net revenues, respectively, in fiscal 2004, 2003 and 2002. Our international sales are typically transacted in US dollars, however the prices of our products are based upon the market price for alternative products, including personal computers, in each market. For a discussion of risks associated with our international sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting the Company and Future Operating Results—If we are unable to continue generating substantial revenues from international sales our business” in Item 7, which is incorporated herein by reference.

Service and Support

We provide systems integration services, and technical support at customers’ sites, as well as via telephone and electronic mail. Our technical support specialists provide assistance in diagnosing problems and assisting with integrating our products with servers, networks and application software.

We typically warrant our thin client appliance products against defects in materials and workmanship for three years after purchase by the end user. To date, we have not encountered any material product maintenance problems.

Our products are typically not returnable by customers after they are sold. Demonstration units sold to customers under our ezDemo program are returnable within 30 days of shipment. Certain of our distributors have the right to return a limited number of products to us, based upon their sales volume in prior periods. These returns must be accompanied by a corresponding sales order of equivalent or greater value.

Back to Contents

Competition

The thin client segment of the personal computer market is characterized by changing technology and evolving industry standards. We experience significant competition from suppliers of personal computers, as well as other providers of thin client appliance products.

Competitive products are offered by a number of established computer manufacturers, including Dell Computer, Hewlett Packard, Sun Microsystems and Wyse Technology. In addition, IBM sells personal computer products which can compete with our offerings. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. Thin client appliances compete favorably on a price/performance basis with personal computers and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customers’ perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of the personal computer portion of the market by thin client appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect our operating results.

Some of our competitors have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than we do. We believe that the principal competitive factors among suppliers include technical expertise, software capabilities, breadth of product line, product price/performance, investment protection, network expertise, service and support, and market presence. We believe that we compete favorably with respect to these factors.

At the low end of the commercial segment of the desktop computer market, we compete with suppliers of ASCII and 3270 compatible terminals. These products do not offer the graphics and windowing capabilities offered by our products, but are still appealing to certain customers. We believe that thin client appliances have become increasingly competitive with ASCII and 3270 terminal systems and replacement of such terminal systems represents a substantial market for our products.

Manufacturing and Suppliers

We provide our software and management tools on thin client appliances designed, manufactured and assembled for us by third parties. We primarily depend upon a sole source supplier in China for our thin client appliance products. We have entered into an agreement with this supplier, pursuant to which the parties are only committed to purchase and manufacture products under individually accepted purchase orders. We also depend on a limited number of sources to supply several other products and components.

Our thin client appliances utilize industry-standard hardware components used in high volume in the PC industry. We believe that this lowers the cost of designing and manufacturing our products and allows us to continue to lower the cost of our products as the costs of personal computers decline. We use this strategy to compete with other companies that design and manufacture their own proprietary hardware. We believe that this strategy has allowed us to lower the cost of our products and operations, and has allowed us to increase sales and lower inventory levels.

Proprietary Rights and Licenses

We believe that our success will depend primarily on the innovative skills, technical competence and marketing abilities of our personnel as well as the ownership of our intellectual property. We do not currently have any patents that protect our rights to our intellectual property.

Certain technology used in our products is licensed from third parties, either on a non-royalty-bearing basis or on a royalty-bearing basis. Generally, such licenses grant us non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach. We have licensed technology from IBM, Citrix Systems, Inc., Microsoft Corporation and NCD.

Back to Contents

Employees

As of August 31, 2004, we had 114 full time employees.

Other Information

Our Internet website is located at http://www.neoware.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not incorporated into this annual report.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Neoware, that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 2.	Properties

Our principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. Our primary facility consists of approximately 22,000 square feet under a lease with an expiration date of September 30, 2005. The annual gross rent for the facility, including operating expenses, is approximately $230,000. In March 2002, we entered into a two-year lease, which was extended in January 2004, for approximately 4,800 square feet at an adjacent facility in King of Prussia. The annual gross rent for this facility, including operating expenses, is approximately $100,000. We also lease a number of sales offices in the US, Europe and Australia, and a development office in the UK. We believe that our growth will likely require us to lease additional facilities and that suitable additional space will be available as needed.

Item 3.	Legal Proceedings

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Back to Contents

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock began trading on the NASDAQ National Market on August 7, 2002. Prior to that date, our common stock was traded on the NASDAQ SmallCap Market. Prior to August 1, 1997, our common stock traded under the symbol HDSX and, effective on that date, began trading under the symbol NWRE. The following table sets forth the high and low closing bid quotations for our common stock for the periods indicated.

	High	Low

Fiscal 2004
First Quarter	$21.00	$14.85
Second Quarter	$20.20	$12.98
Third Quarter	$13.65	$9.27
Fourth Quarter	$12.25	$7.79

Fiscal 2003
First Quarter	$18.72	$10.50
Second Quarter	$20.91	$10.94
Third Quarter	$17.69	$10.76
Fourth Quarter	$16.16	$8.63

The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 141 holders of record of our common stock as of September 7, 2004.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Back to Contents

Item 6.	Selected Financial Data

The following table sets forth selected financial data with respect to our Company for the periods indicated. The data selected below have been derived from the consolidated financial statements of Neoware Systems, Inc., which have been audited by KPMG LLP, independent registered public accounting firm, for the years ended June 30, 2004, 2003 and 2002 and by Arthur Andersen LLP, independent public accountants, for the other years presented. The data set forth below should be read in conjunction with our Consolidated Financial Statements together with the related notes thereto included elsewhere herein and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except per share data).

	For the Year Ended June 30,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Net revenues	$63,165	$57,522	$34,310	$17,655	$11,045
Gross profit	30,380	25,973	13,965	5,962	2,319
Operating expenses	23,003	16,134	10,983	6,431	4,431
Operating income (loss)	7,377	9,839	2,982	(469)	(2,112)
Foreign exchange loss	(106)	—	—	—	—
Loss on investment	—	(300)	—	(812)	—
Interest income, net	392	323	296	772	292
Income (loss) before income taxes	7,663	9,862	3,278	(509)	(1,820)
Income taxes (benefit)	2,269	3,550	(1,347)	—	—
Net income (loss)	$5,394	$6,312	$4,625	$(509)	$(1,820)
Basic earnings (loss) per share	$0.34	$0.46	$0.42	$(0.05)	$(0.25)
Diluted earnings (loss) per share	$0.34	$0.43	$0.39	$(0.05)	$(0.25)
Weighted average number of common shares outstanding:
Basic	15,683	13,601	10,905	10,226	7,375
Diluted	16,020	14,696	11,851	10,226	7,375

	June 30,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Current assets	$68,942	$42,770	$29,723	$16,436	$17,995
Current liabilities	9,879	7,495	5,893	2,699	2,191
Working capital	59,063	35,275	23,830	13,737	15,804
Total assets	90,607	54,376	42,399	18,789	18,668
Total stockholders’ equity	80,489	46,627	36,602	16,090	16,477

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business

We provide software, services and solutions to enable thin client appliance computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-

Back to Contents

standard technologies used in the PC industry to create new alternatives to full-function personal computers used in business, as well as green-screen terminals.

Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software marketed under the brand names Eon, Capio, ThinSTAR and Voyager, and to a lesser extent from ThinPC thin client software for PCs, TeemTalk host access software for servers, ezRemote Manager central management software, and services such as training and integration.

We sell our products and services worldwide through our direct sales force, distributors, our alliance with IBM and other indirect channels, such as VARs and systems integrators. Our international sales are primarily made through distributors and resellers and are collectable primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our headquarters in the United States, we maintain offices in the UK, Germany, France, Austria, Sweden, Australia, and the Netherlands.

Our international revenues, primarily from Europe, were as follows (in thousands):

	2004	2003	2002

International revenue	$23,992	$22,434	$10,293
As a percentage of net revenues	38%	39%	30%
Percentage change over prior period	7%	118%

Strategy

The market for thin client appliances is a subset of the enterprise PC market. We market our thin client appliances as alternatives to personal computers in certain target markets. Our strategy is (1) to focus on increasing sales to large enterprise customers, primarily through our relationship with IBM, and secondarily through other resellers and directly to end users, and, (2) to execute marketing initiatives designed to grow the thin client segment of the PC industry. We expect that the combination of these actions will result in increased revenues with overall gross profit margins in approximately the 40% to 45% range in fiscal 2005.

Financial Position

In fiscal 2004 our operating results were affected by several factors, including, lack of growth in the PC market, changes in the competitive landscape and contributions from the TeemTalk acquisition. In fiscal 2004, we grew more slowly than in prior years, and responded by changing our strategy as noted above. Since we completed the acquisition of the TeemTalk software business, we have increased sales of this product, which contributed to our growth and profitability. Also during the year, we spent approximately $1.6 million pursuing acquisitions that were not completed.

Net revenue, gross profit margin and earnings per share are key measurements of our financial results. For fiscal 2004, net revenue was $63.1 million, an increase of 10% from fiscal 2003. Gross profit margins were 48% in fiscal 2004 as compared to 45% in fiscal 2003. Diluted earnings per share was $0.34 in fiscal 2004, compared to $0.43 in fiscal 2003, as a result of earnings leverage from revenue growth offset by the write-off of abandoned acquisition costs and an additional 1,300,000 diluted shares outstanding primarily from the sale of stock in July 2003.

During fiscal 2004, we strengthened our balance sheet and added to our cash position. We have a significant balance of cash and short-term investments and we generated cash from operations during fiscal 2004. As of June 30, 2004, our cash, cash equivalents and short- term investments were $55.3 million, compared to $29.2 million at June 30, 2003, which represented approximately 79% of tangible assets. Cash provided by operating activities in fiscal 2004 was $10.9 million. Financing activities provided $25.5 million in 2004 due primarily to the private placement of 1,500,000 shares of our common stock. We utilize cash in ways that our management believes provides an optimal return on investment. Cash has principally been used to acquire businesses.

Back to Contents

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	Revenue recognition

•	Valuation of long-lived and intangible assets and goodwill

•	Accounting for income taxes

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion of the Company’s accounting policies and estimates.

Revenue Recognition

We make significant judgments related to revenue recognition. For each type of arrangement, we make significant judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether fees are fixed or determinable, judgments regarding whether collectibility is probable, and judgments related to accounting for potential distributor stock rotation rights and price protection. These judgments, and their effect on revenue recognition, are discussed below.

Multiple Element Arrangements

Net revenues include sales of thin client appliance systems, which include the appliance device and related software, maintenance and technical support. We follow AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), for revenue recognition because the software component of the thin client appliance system is more than incidental to the thin client appliance systems as a whole. These products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract.

The Fee is Fixed or Determinable

We make judgments at the outset of an arrangement regarding whether the fees are fixed or determinable. The vast majority of our payment terms are within 30 to 60 days after invoice date. We review arrangements that have payment terms extending beyond 60 days on a case-by-case basis to determine if the fee is fixed or determinable. If we determine at the outset of an arrangement that the fees are not fixed or determinable, we recognize revenue as the fees become due and payable.

Collection is Probable

We make judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have had a history of successful collections. New customers are subjected to a credit review process to evaluate the customer’s

Back to Contents

financial position and ability to pay. If we determine at the outset of an arrangement that collection is not probable, revenue is recognized upon receipt of payment.

Stock Rotation Rights and Price Protection

We provide certain distributors with stock rotation rights and price protection. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. We provide price protection as a rebate in the event that we reduce the price of products that our distributors have yet to sell to end users. We estimate potential stock rotation and price protection claims based on historical experience and the level of inventories in the distribution channel and reduce current period revenue accordingly. If we cannot reasonably estimate at the outset of an arrangement containing stock rotation rights and price protection, we recognize revenue when the claims can be reasonably estimated.

Valuation of Long-Lived and Intangible Assets and Goodwill.

In connection with acquisitions, we allocate portions of the purchase price to intangible assets, consisting of acquired technology, distributor and customer relationships and tradenames based on independent appraisals received after each acquisition, with the remainder allocated to goodwill.

We assess the realizability of goodwill and intangible assets with indefinite useful lives pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. We are required to perform a SFAS No. 142 impairment test annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment. The test for goodwill is a two-step process:

First, we compare the carrying amount of our reporting unit, which is the book value of the entire Company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed.

If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities of our reporting units as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

We review our long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

•	Significant underperformance relative to expected operating results;
•	Our net book value compared to our market capitalization;
•	Significant adverse economic and industry trends;
•	Significant decrease in the market value of the asset;
•	The extent that we use an asset or changes in the manner that we use it; and
•	Significant changes to the asset since we acquired it.

We have not recorded an impairment loss on goodwill or other long-lived assets. At June 30, 2004, goodwill and amortizable intangible assets are $17.5 million and $3.5 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill.

Back to Contents

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on our assessment, establish a valuation allowance, if required.

Results of Operations

Net Revenues (in thousands):

	2004	2003	2002

Net revenue	$63,165	$57,522	$34,310
Percentage change over prior period	10%	68%

We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in fiscal 2004 reflects increases in revenue from our thin client appliance products (5%) and software (5%). The increases were driven by sales growth from increasing market acceptance of our thin client products and our alliance with IBM, our acquisition and growth in revenues of the TeemTalk software business and increasing sales of our other software products. The increase in net revenues in fiscal 2003 was primarily attributable to an increase in sales of our thin client appliance products sold as a result of the increasing acceptance in the marketplace of thin client technology and our increased access to customers as a result of our greater market share, our alliance with IBM, and our larger sales organization.

While we believe that the increase in total net revenue achieved in recent periods is not necessarily indicative of future results, we expect total net revenue to increase in fiscal 2005, as a result of increased penetration of the PC market and continued growth of our relationship with IBM, relatively consistent with the growth levels experienced during fiscal 2004. We believe that we are seeing positive initial results from the new marketing and product strategies that we initiated earlier this year, and believe that if we can successfully implement these initiatives, our revenues may grow at a faster rate. Additionally, we completed only one acquisition in our fiscal 2004. If we complete additional acquisitions in fiscal 2005, our revenues may grow at a faster rate.

Cost of Revenues and Gross Profit Margin (in thousands):

	2004	2003	2002

Cost of revenue	$32,785	$31,549	$20,345
Percentage change over prior period	4%	55%
Gross profit margin	48%	45%	41%

Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent overhead including salaries and related benefits for personnel who fulfill product orders, deliver services and distribution costs. The increase in cost of revenues in fiscal 2004 is primarily the result of sales growth and lower material costs. The increase in cost of revenues in fiscal 2003 is primarily the result of increased unit sales offset by decreases in material costs.

We have benefited from manufacturing efficiencies and component cost reductions achieved through our outsourced model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers. We have also benefited from license fee expense reductions due

Back to Contents

to the acquisition of the TeemTalk software business, which we previously licensed under a royalty fee agreement, and reductions in other software license fees.

The change in gross profit margin in fiscal 2004 is attributable to the increased sales of higher margin software and component cost reductions. We expect gross margins to fluctuate or decline in the future, reflecting the introduction of new products, including our $199 thin client appliance, changes in product mix, the mix of revenues from thin client appliance systems and software, reduction in sales prices due to increased sales to large enterprise customers increased price competition and changes in the cost of thin client appliances, memory and other components. Accordingly, in fiscal 2005 we expect gross margin to be approximately in the range of 40% to 45%.

Sales and Marketing (in thousands):

	2004	2003	2002

Sales and marketing	$13,125	$9,971	$6,381
As a percentage of net revenues	21%	17%	19%
Percentage change over prior period	32%	56%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. The increase in sales and marketing expense in fiscal 2004 and 2003 are primarily the result of increasing our organizational investments in the United States and Europe, including personnel additions and targeted marketing initiatives designed to stimulate growth in the thin client segment of the PC market. The increase in fiscal 2004 also reflects amortization of intangibles related to customer relationships resulting from the acquisition of the TeemTalk software business. We expect sales and marketing expenses to remain flat or decrease moderately in absolute dollars in fiscal 2005, and to decrease as a percentage of revenues as revenues grow. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Research and Development (in thousands):

	2004	2003	2002

Research and development	$2,798	$1,837	$1,442
As a percentage of net revenues	4%	3%	4%
Percentage change over prior period	52%	27%

Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The increase in research and development expense in fiscal 2004 is primarily the result of an increase in staff levels, including additional personnel from the acquisition of the TeemTalk software business. The increase in research and development expense in fiscal 2003 is primarily the result of an increase in staff levels. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to be relatively constant, or to decrease moderately as a percentage of net revenues for fiscal 2005.

General and Administrative (in thousands):

	2004	2003	2002

General and administration	$5,476	$4,326	$3,160
As a percentage of net revenues	9%	8%	9%
Percentage change over prior period	27%	37%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the obligations of a public company and fees for legal, audit and tax services. The increase in general and administrative expenses in fiscal 2004 is primarily the result of an increase in staffing levels, and, to a lesser extent, increases in compensation levels, increases in fees associated with our EIE tax benefit discussed below and increases in director and officer liability insurance. In addition, fiscal 2003 and 2002 included provisions to increase the allowance for doubtful accounts to the present level, while no additional provision was required in fiscal 2004. The increase in general and administrative expenses in fiscal 2003 is primarily the result of an increase in staffing levels. The increase in staffing

Back to Contents

levels reflects additional personnel related to our organizational investments in executive management and other positions. We expect general and administrative expenses to decrease moderately in absolute dollars in fiscal 2005.

Abandoned Acquisition Costs

During the fourth quarter of fiscal 2004, we wrote-off $1.6 million in direct and incremental costs, which were previously deferred, related to acquisitions that were not consummated. These cost consisted primarily of advisory fees, legal fees, fee associated with due diligence and accounting fees.

Income Taxes (Benefit) (in thousands):

	2004	2003	2002

Income taxes (benefit)	$2,269	$3,550	$(1,347)
As a percentage of net revenues	4%	6%	(4)%
Effective tax rate	30%	36%	(41)%

Our effective tax rate in fiscal 2004 differed from the combined federal and state statutory rates due primarily to the tax benefit from the Extraterritorial Income Exclusion (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. Also during fiscal 2004, we recorded an income tax benefit of $332,000 from the recovery of EIE deductions in prior years.

Liquidity and Capital Resources

Cash Flows

Cash, cash equivalents and short-term investments totaled $55.3 million at June 30, 2004 and represented 79% of tangible assets. Cash, cash equivalents and short-term investments totaled $29.2 million at June 30, 2003 and represented 67% of tangible assets. Cash and cash equivalents are highly liquid with original maturities of 90 days or less. Short-term investments consist mainly of corporate notes, government securities, and certificates of deposit.

Additionally, we have a $2.0 million line of credit facility with Wachovia Bank, all of which was available as of June 30, 2004. The credit facility requires us to maintain a minimum cash balance of $3.0 million with the bank. Interest on the line of credit facility accrues at the Libor Market Index rate plus 2.5% and the facility matures on December 31, 2004. There were no borrowings under the line of credit during fiscal 2004 or 2003.

Cash and cash equivalents and short-term investments increased by $26.1 million during fiscal 2004, primarily as a result of the $24.6 million proceeds from the sale of common stock in a private placement transaction and $10.9 million in cash provided by operating activities, partially offset by the $10.0 million used to acquire the TeemTalk software business.

Our largest source of operating cash flows is payments from our customers for the purchase of the Company’s products. Our primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flows from operating activities increased in fiscal 2004 primarily due to increased collections from customers, increased intangibles amortization due to the purchase of the TeemTalk software business, decreased payments to vendors, increases in prepaid income taxes, and decreases in deferred income taxes. Cash flows from operating activities increased in fiscal 2003 primarily due to increased collections from customers, increases in deferred income taxes, higher net income, higher deductions from the exercise of employee stock options, and decreases in inventory.

Investing activities used $45.3 million in fiscal 2004 due primarily to the purchase of short-term investments and the acquisition of the TeemTalk software business. Investing activities used $3.3 million in fiscal 2003 due primarily to the purchase of short-term investments.

Financing activities provided $25.5 million in fiscal 2004 due primarily to the sale of 1,500,000 shares of common stock in a private placement. Financing activities provided $2.1 million in fiscal 2003 due primarily to the exercise of stock options and warrants.

Back to Contents

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2004 (in thousands):

	Total	2005	2006

Product purchase obligations	$7,258	$7,258	$—
Operating and capital leases	525	392	133
Other purchase obligations	127	127	—

	$7,910	$7,777	$133

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

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Indemnifications

In the ordinary course of business, from time-to-time we enter into contractual arrangements under which we may agree to indemnify our customer or supplier for losses incurred by the customer or supplier arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims.

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

During the past year, we have increased operating expenses significantly as a foundation for us to stimulate growth in our market, and we expect to continue incurring significant operating expenses. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.

Our business has grown during the past three years through both internal expansion and business acquisitions, and has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 51 employees at June 30, 2001 to 114 employees at August 30, 2004. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of our organization and increase our operating expenses, which may grow at a faster rate than our sales. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

Although we have generated operating profits for the past three fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated operating profits in the past three fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses increased during fiscal 2004 reflecting the hiring of additional key personnel as we continued to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client companies. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

Back to Contents

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

Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors’ price reductions. Our new marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and is expected to continue to result in a decline in our gross margins. If our sales do not increase as a result of these new strategies, our profitability will decline, and we may experience losses.

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

Back to Contents

and we are unable to reduce our costs, our business and operating results would be harmed.

We may not be able to successfully integrate future acquisitions we may complete, which may materially adversely affect our growth and our operating results.

Since June 2001, we have made four acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate the corporate IT infrastructure, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if future acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the business does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004 we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of the acquisitions will impact our profitability.

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

We may not succeed in developing and marketing our software and thin client appliance products and our

Back to Contents

operating results may decline as a result.

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

Because we depend on sole source, limited source and foreign source suppliers for key components in our thin client appliance products, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales. In addition, if we implement an outsourcing strategy for other functions, we may fail to reduce costs and may disrupt operations.

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

Back to Contents

In addition to using third party suppliers for the manufacture of our products and supply of our components, to achieve additional cost savings or operational benefits, we may expand our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if our third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

If we are unable to continue generating substantial revenues from international sales our business could be adversely affected.

Approximately 38% of our revenues were derived from international sales during fiscal 2004. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Although most of our international sales are denominated in US Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

Because we rely on distributors and IBM to sell our products, our revenues could be negatively impacted if these companies do not continue to purchase products from us.

We cannot be certain that we will be able to attract or retain distributors to market our products effectively or provide timely and cost-effective customer support and service. None of our current distributors, including IBM, is obligated to continue selling our products or to sell our new products. We cannot be certain that any distributors will continue to represent our products or that our distributors will devote a sufficient amount of effort and resources to selling our products in their territories. We need to expand our indirect sales channels, and if we fail to do so, our growth could be limited.

Approximately 66% of our revenues for fiscal 2004 were derived from sales made directly to IBM and through our other distributors. A significant portion of our other revenue was derived from sales to resellers. If our distributors were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors, none of which has accounted for more than 10% of our net revenues for fiscal 2004.

As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM’s customers. Sales directly to IBM accounted for 18% of our net sales during fiscal 2004. IBM is under no obligation to continue to actively market our products. In addition to the Company’s direct sales to IBM, IBM can purchase the Company’s products through individual distributors and/or resellers. The Company estimates that indirect sales to IBM and its customers have ranged from zero to 10% of revenue in the quarters in fiscal 2004, and may continue to vary significantly from quarter to quarter. If IBM were to discontinue sales of our products or reduce its sales efforts, our operating results would be adversely affected.

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

Back to Contents

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

Our products, technologies and operations are complex and we are substantially dependent upon the continued service of our existing personnel. The loss of any of our key employees could adversely affect our business and profits and slow our product development processes. Except for our Chairman and CEO, we generally do not have employment agreements with our key employees. Further, we do not maintain key person life insurance on any of our employees.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had

Back to Contents

exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The Financial Accounting Standards Board has proposed changes to US GAAP that, if implemented, would require us and other companies to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Back to Contents

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

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: potential sales of our products to replace ASCII and 3270 terminals; our commitment to investing in software development; our expectations regarding the growth of our revenues as a result of increased penetration of the PC market and our relationship with IBM, the range of gross margins, research and development expenses, sales and marketing expenses, and general and administrative expenses for fiscal 2005; the introduction of new products; cost benefits and other advantages of our products; our acquisition of businesses and technologies; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Factors Affecting the Company and Future Operating Results” and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, the timing and receipt of future orders, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, the economic viability of our channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate future acquisitions, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We earn interest income from our balances of cash, cash equivalents and short-term investments. This interest income is subject to market risk related to changes in interest rates which primarily affects our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy.

As of June 30, 2004 and 2003, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Back to Contents

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 for a listing of consolidated financial statements provided in the section titled “Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to directors required by this Item is incorporated by reference to the Section entitled “Election of Directors” in the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

The information required by this Item with respect to compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders.

The information required by this Item with respect to our audit committee and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Election of Directors- Board of Directors and Committees-Audit Committee” of our Proxy Statement.

The information required by this Item with respect to our code of ethics is incorporated herein by reference from the information provided under the heading “Election of Directors-Code of Ethics” of our Proxy Statement.

The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Election of Directors- Board of Directors and Committees-Governance and Nominating Committee” of our Proxy Statement.

Back to Contents

The following individuals are our current executive officers:

Name	Age	Position

Michael G. Kantrowitz	44	Chairman, President and Chief Executive Officer
Eric N. Rubino	45	Chief Operating Officer
Keith D. Schneck	49	Executive Vice President and Chief Financial Officer
Matthew D. Wrabley	43	Executive Vice President of Marketing
Peter Bolton	50	Executive Vice President of European Sales and Marketing

Mr. Kantrowitz has been Chairman of the Company’s Board of Directors since December 2002 and President and Chief Executive Officer of the Company since February 2000. Prior to his appointment as President and CEO, Mr. Kantrowitz served as Executive Vice President of the Company responsible for Marketing, Sales and Business Development and as a Director of the Company since March 1995. Prior to this, Mr. Kantrowitz was a senior executive of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held engineering and technical positions with Raytheon Company and Adage Corporation. Mr. Kantrowitz holds a BSEE in Electrical Engineering from the University of Lowell.

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

Mr. Wrabley has been Executive Vice President of Marketing since February 2004, was Vice President of Sales from November 2002 and was Vice President of Business Development from July 2001. Prior to joining the Company, Mr. Wrabley, served as Vice President of Business Development at CIDCO Incorporated, a telecommunications company from 1997 to 2001. Prior to that, Mr. Wrabley served as Director of Strategic Alliances for Call Technologies, Inc. and was employed as a Senior Business Development Manager for Voysys Corporation.

Mr. Bolton has been Executive Vice President of European Sales and Marketing since July 2003 and held various sales management positions from November 1996. Prior to joining the Company, Mr. Bolton served as General Manager of Xanadu Systems from 1991 to 1996. Prior to that, he was employed as a Channel Manager for NeXT Computer, Inc.

All executive officers of the Company are appointed annually by the Company’s Board and serve at its discretion.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

Back to Contents

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” under “Executive Compensation” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

PART IV

Item 14.	Principal Accountant Fees and Services

The information required to be included in this Annual Report on Form 10-K under Item 14 is incorporated by reference to our 2004 Proxy Statement under the caption “Audit Fees” under “Proposal to Ratify Accountants”.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheet as of June 30, 2004 and 2003

•	Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K for the years ended June 30, 2004, 2003 and 2002.

•	Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Neoware Systems, Inc. and Network Computing Devices, Inc, dated March 22, 2002. (Exhibit 2.1)(11)

Back to Contents

2.2	Agreement for the sale and purchase of the terminal emulation software business of Pericom Holdings Plc and Pericom Software Plc among Neoware UK Ltd., as purchaser, Neoware Systems, Inc., as guarantor, Pericom Holdings Plc and Pericom Software Plc, as sellers, and Ron Cragg, as to a non-compete, dated July 1, 2003. (Exhibit 2.1)(12)

3.1	Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-laws (Exhibit 3.2)(4)

4.1	Common Stock Purchase Warrants held by GKN Securities Corp. and two affiliated persons (Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Warrants, which are identical in all material respects except as to the parties thereto and the number of Warrants held by the affiliated persons are not being filed) (Exhibit 4.2)(7).

4.2	Warrant to purchase 48,000 shares of Common Stock dated May 22, 2002 in favor of Emerging Growth Equities, Ltd. (Exhibit 99.3)(8)

10.1	Lease between the Registrant and GBF Partners, as amended. (Exhibit 10.9)(3)

10.2	Second Amendment to Commercial Lease, dated July 31, 2000, between the Registrant and GBF Partners. (Exhibit 10.3)(7)

10.3†	1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.4)(9)

10.4†	Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(5)

10.5†	Employment Agreement, dated June 10, 1999, between the Registrant and Edward M. Parks. (Exhibit 10.7)(4)

10.6†	Letter Agreement, dated December 9, 2002, between the Registrant and Eric R. Rubino. (Exhibit 10.2)(9)

10.7†	Letter Agreement, dated November 8, 2002, between the Registrant and Matthew Wrabley. (Exhibit 10.3)(9)

10.8†	Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003) (Exhibit 4.1)(10)

10.9	Securities Purchase Agreement dated May 22, 2002 among the Registrant and the persons listed as Purchasers therein. (Exhibit 99.1)(8)

10.10	Registration Rights Agreement dated May 22, 2002 among the Registrant, Emerging Growth Equities, Ltd. and the investors named therein. (Exhibit 99.2)(8)

10.11	Securities Purchase Agreement dated July 10, 2003 among the Registrant and the persons listed as Purchasers therein. (Exhibit 10.15)(13)

10.12	Registration Rights Agreement dated July 10, 2003 among the Registrant and the investors named therein. (Exhibit 10.16)(13)

10.13†	Letter Agreement, dated April 11, 2003, between the Registrant and Keith D. Schneck. (Exhibit 10.18)(13)

Back to Contents

10.14	Separation Agreement, dated June 30, 2003, between the Registrant and Vincent T. Dolan (Exhibit 10.19)(13)

10.15*†	Form of Incentive Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002).

10.16*†	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002).

10.17*†	Form of Non-Qualified Stock Option Agreement (Directors) under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002).

10.18*†	Form of Stock Option Agreement under in Registrant’s Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003).

21.1	Subsidiaries (Exhibit 21) (13)

23.1*	Consent of KPMG LLP

31.1*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

(4)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1999.

(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2000.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001.

(8)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-85490) filed with the Securities and Exchange Commission on June 5, 2002.

Back to Contents

(9)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(10)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-107970) filed with the Securities and Exchange Commission on August 14, 2003.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on April 2, 2002.

(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 16, 2003.

(13)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 15, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2004.

NEOWARE SYSTEMS, INC.

By:	/s/ Michael G. Kantrowitz

President and Chief Executive Officer

By:	/s/ Keith D. Schneck

Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Michael G. Kantrowitz, President and Chief Executive Officer, and Keith D. Schneck, Executive Vice President and Chief Financial Officer, and each of them severally, his or her true and lawful attorney-in- fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Michael G. Kantrowitz Michael G. Kantrowitz	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 13, 2004

/s/ John M. Ryan	Director	September 13, 2004
John M. Ryan

/s/ Christopher G. McCann	Director	September 13, 2004
Christopher G. McCann

/s/ David D. Gathman	Director	September 13, 2004
David D. Gathman

/s/ John P. Kirwin	Director	September 13, 2004
John P. Kirwin

Back to Contents

FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

Back to Contents

NEOWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,

ASSETS	2004	2003

Current assets:
Cash and cash equivalents	$17,119	$26,014
Short-term investments	38,177	3,151
Accounts receivable, net of allowance for doubtful accounts of $526 and $553	10,580	11,089
Inventories	795	772
Prepaid expenses and other	1,628	798
Deferred income taxes	643	946

Total current assets	68,942	42,770

Property and equipment, net	509	572
Goodwill	17,466	8,943
Intangibles, net	3,545	2,091
Deferred income taxes	145	—

	$90,607	$54,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,685	$4,206
Accrued expenses	3,448	2,818
Capital lease obligations	7	7
Deferred revenue	739	464

Total current liabilities	9,879	7,495

Deferred revenue	235	227
Capital lease obligations	4	10
Deferred income taxes	—	17

Total liabilities	10,118	7,749

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 15,786,911 and 14,054,800 shares issued and 15,686,504 and 13,954,800 shares outstanding	16	14
Additional paid-in capital	71,718	44,215
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income (loss)	936	(27)
Retained earnings	7,919	2,525

Total stockholders’ equity	80,489	46,627

	$90,607	$54,376

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2004	2003	2002

Net revenues	$63,165	$57,522	$34,310
Cost of revenues	32,785	31,549	20,345

Gross profit	30,380	25,973	13,965

Sales and marketing	13,125	9,971	6,381
Research and development	2,798	1,837	1,442
General and administrative	5,476	4,326	3,160
Abandoned acquisition costs	1,604	—	—

Operating expenses	23,003	16,134	10,983

Operating income	7,377	9,839	2,982

Foreign exchange loss	(106)	—	—
Loss on investment	—	(300)	—
Interest income, net	392	323	296

Income before income taxes	7,663	9,862	3,278
Income taxes (benefit)	2,269	3,550	(1,347)

Net income	$5,394	$6,312	$4,625

Earnings per share:
Basic	$0.34	$0.46	$0.42

Diluted	$0.34	$0.43	$0.39

Weighted average number of common shares outstanding:
Basic	15,683	13,601	10,905

Diluted	16,020	14,696	11,851

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

					Accumulated Other Comprehensive	Retained Earnings
	Common Stock		Additional Paid-in
				Treasury
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Total

BALANCE AT JUNE 30, 2001	10,179,663	$10	$24,525	$ (100)	$67	$(8,412)	$16,090
Net income	—	—	—	—	—	4,625	4,625
Unrealized loss on marketable equity securities	—	—	—	—	(183)	—	(183)

Total comprehensive income							4,442
Issuance of common stock, net of expenses	1,600,000	2	11,191	—	—	—	11,193
Shares issued for acquisition	569,727	1	1,845	—	—	—	1,846
Shares issued for alliance	375,000	—	2,347	—	—	—	2,347
Exercise of stock options	111,225	—	163	—	—	—	163
Tax benefits related to stock options	—	—	221	—	—	—	221

BALANCE AT JUNE 30, 2002	12,835,615	$13	$40,292	$(100)	$(116)	$(3,787)	$36,302
Net income	—	—	—	—	—	6,312	6,312
Translation adjustment	—	—	—	—	(27)	—	(27)
Reclassification adjustment for realized loss on marketable equity securities	—	—	—	—	116	—	116

Total comprehensive income							6,401
Costs associated with issuance of common stock	—	—	(122)	—	—	—	(122)
Exercise of warrants	118,910	—	513	—	—	—	513
Exercise of stock options	1,000,275	1	1,727	—	—	—	1,728
Tax benefits related to stock options	—	—	1,805	—	—	—	1,805

BALANCE AT JUNE 30, 2003	13,954,800	$14	$44,215	$(100)	$(27)	$2,525	$46,627
Net income	—	—	—	—	—	5,394	5,394
Translation adjustment	—	—	—	—	963	—	963

Total comprehensive income							6,357
Issuance of common stock, net of expenses	1,500,000	2	24,607	—	—	—	24,609
Net issuance of warrants	1,904	—	—	—	—	—	—
Exercise of stock options	229,800	—	884	—	—	—	884
Tax benefits related to stock options	—	—	2,005	—	—	—	2,005
Other	—	—	7	—	—	—	7

BALANCE AT JUNE 30, 2004	15,686,504	$16	$71,718	$(100)	$936	$7,919	$80,489

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year Ended June 30,
	2004	2003	2002

Cash flows from operating activities:
Net income	$5,394	$6,312	$4,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	261	249	192
Amortization of intangibles	1,049	538	304
Loss on investment	—	300	—
Stock option benefit on deferred income taxes	2,005	1,805	221
Deferred income tax benefit	141	640	(1,569)
Changes in operating assets and liabilities, net of effect from acquisitions-
(Increase) decrease in:
Accounts receivable	509	(1,568)	(5,670)
Inventories	(22)	268	(578)
Prepaid expenses and other	(820)	(274)	(57)
Increase in:
Accounts payable	1,478	1,095	1,051
Accrued expenses	629	681	498
Deferred revenue	284	110	139

Net cash provided by (used in) operating activities	10,908	10,156	(844)

Cash flows from investing activities:
Purchase of Teemtalk software business	(9,995)	—	—
Purchase of ACTIV-e Solutions, Inc.	—	—	(221)
Purchase of Network Computing Devices ThinSTAR product line	—	—	(4,172)
Purchase of Boundless Technologies, Inc. Capio product line	—	—	(13)
Alliance agreement transaction costs	—	—	(52)
Purchases of short-term investments	(39,470)	(3,151)	—
Sales of short-term investments	4,444	—	—
Purchases of intangible assets	(125)	—	—
Purchases of property and equipment	(198)	(154)	(128)

Net cash used in investing activities	(45,344)	(3,305)	(4,586)

Cash flows from financing activities:
Repayments of capital leases	(6)	(250)	(33)
Proceeds from issuance of common stock, net of expenses	24,609	—	11,193
Expenses for prior issuance of common stock	(3)	(122)	—
Exercise of stock options and warrants	884	2,241	162
Repayments of bank debt	—	—	(388)
Repayments (advances) of officer notes receivable	—	263	(185)

Net cash provided by financing activities	25,484	2,132	10,749

Effect of foreign exchange rate changes on cash	57	—	—

(Decrease) increase in cash and cash equivalents	(8,895)	8,983	5,319
Cash and cash equivalents, beginning of year	26,014	17,031	11,712

Cash and cash equivalents, end of year	$17,119	$26,014	$17,031

Supplemental cash flow disclosures:
Cash paid for income taxes	$261	$976	$25,000
Cash paid for interest	9	32	26

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1.	Organization and Summary of Significant Accounting Policies

Neoware Systems, Inc. (the “Company”) provides software, services and solutions to enable thin client appliance computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. The Company’s software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers used in business, as well as green-screen terminals. The Company’s software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. The Company generates revenues primarily from sales of thin client appliance systems, which include the appliance device and related software marketed under the brand names Eon, Capio, ThinSTAR and Voyager, and to a lesser extent from ThinPC thin client software for PCs, TeemTalk host access software, ezRemote Manager central management software, and services such as training and integration.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include judgments related to revenue recognition; the valuation of intangibles and goodwill; and accounting for income taxes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior years’ consolidated balance sheet to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

Short-Term Investments

The Company accounts for securities according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments in securities are classified as held to maturity in fiscal 2004 and available for sale in fiscal 2003.

•
Held to maturity – Investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. Held to maturity investments consist of debt securities which the Company has the ability and the intention to hold these investments to maturity and, accordingly, they are not adjusted for temporary declines in their fair value.

•
Available for sale – Investments in debt and equity securities classified as available for sale are stated at fair value. Unrealized gains and losses are recognized (net of tax effect) as a separate component of stockholders’ equity.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the remaining lease term, if shorter. The estimated useful life of furniture and equipment and computer equipment is generally three to seven years and the estimated useful life of leasehold improvements is five years.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent acquired technology, distribution relationships and tradenames acquired. On July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Revenue Recognition

Net revenues included sales of thin client appliance systems, which include the appliance device and related software, and services. The Company follows AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) for revenue recognition because the software component of the thin client appliance systems is more than incidental to the thin client appliance systems as a whole. These products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are typically for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract.

Revenue from consulting and training services is recognized upon performance.

Stock rotation rights and price protection are provided to certain distributors. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. Price protection provides for a rebate in the event the Company reduces the price of products for which the distributors have yet to sell to end users. The Company reserves for these arrangements based on historical experience and the level of inventories in the distribution channel and reduces current period revenue accordingly.

Product warranty costs are accrued at the time the related revenues are recognized.

From time to time, customers request delayed shipment, usually because of customer scheduling for systems integration and lack of storage space at a customer’s facility during the implementation. In such “bill and hold” transactions, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; the billing and credit terms for the customer have not been modified from the Company’s normal policies; and the risks of ownership have passed to the customer. Revenue recognized from “bill and hold” transactions for products which had not shipped by fiscal year-ended June 30, 2004, 2003 and 2002 were $0, $0, and $608,000, respectively.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Costs incurred in the development of new software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company recorded expense of $- 0-, $48,000 and $29,000 in fiscal 2004, 2003 and 2002, respectively, related to amortization of capitalized software costs. There were no capitalized software costs during fiscal 2004, 2003 and 2002 since development costs incurred after the establishment of technological feasibility have not been significant.

Concentrations of Credit Risk and Dependence on Supplier

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company primarily invests its excess cash in corporate notes, government securities, certificates of deposit, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral related to accounts receivable. The Company maintains allowances for credit losses based on various factors, including changes in customers’ ability to pay due to bankruptcy, cash flow issues or other changes in the customer’s financial condition, significant payment delays and other economic conditions.

Sales to IBM accounted for 18% of net revenues in fiscal 2004. Accounts receivable from IBM as of June 30, 2004 amounted to $2.2 million. IBM resells the Company’s products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company’s net revenues for the year ended June 30, 2004.

Sales to IBM accounted for 17% of net revenues and sales to a European distributor accounted for 16% of net revenues in fiscal 2003. Accounts receivable from IBM and the European distributor as of June 30, 2003 amounted to $2.8 million and $2.0 million, respectively. Each of these customers resells the Company’s products to individual resellers and/or end-users, none of which contributed sales of more than 10% of the Company’s net revenues for the year ended June 30, 2003.

One customer provided 10% of net revenues in fiscal 2002 and accounts receivable from this customer was $1.9 million at June 30, 2002.

In addition to the Company’s direct sales to IBM, IBM can purchase the Company’s products through individual distributors and/or resellers. The Company estimates that indirect sales to IBM and its customers have ranged from zero to 10% of net revenue in individual quarters in fiscal 2004 and 2003, and may continue to vary significantly from quarter to quarter.

The Company depends upon single sole source suppliers for its thin client appliance products and for several of the components in them. The Company also depends on limited sources to supply several other industry standard components and relies on foreign suppliers which subject the Company to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to the Company for its components.

The Company’s products are used in a broad range of industries for a variety of applications. Sales are made to both domestic and international customers. Net revenues from customers in foreign countries during fiscal 2004, 2003 and 2002 were approximately 38%, 39% and 30%, respectively, and were primarily transacted in US dollars.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options using the treasury stock method and warrants, if dilutive.

Back to Contents

 NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income (Loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income”, which requires companies to classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Excluding net income, the Company’s sources of other comprehensive income (loss) are unrealized appreciation (depreciation) on its holdings of short-term investments classified as available-for-sale and unrealized income (loss) relating to foreign currency exchange rate fluctuations.

Accounting for Stock-Based Compensation

The Company applies Accounting Principles Board Opinion, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.”

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will not make the voluntary change to the fair value based method of accounting at this time. Had compensation cost been recognized consistent with SFAS No. 123, the Company’s consolidated net income and earnings per share would have been as follows:

	Year Ended June 30,

	2004	2003	2002

Net income
As reported	$5,394	$6,312	$4,625
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,014)	(1,701)	(964)

Pro forma	$2,380	$4,611	$3,661

Basic earnings per share:
As reported	$0.34	$0.46	$0.42

Pro forma	$0.15	$0.34	$0.34

Diluted earnings per share:
As reported	$0.34	$0.43	$0.39

Pro forma	$0.15	$0.31	$0.31

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70%–126%, and risk-free interest rates of 2.1%–6.8%.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected in accumulated other comprehensive income within stockholders’ equity.

Impairment of Goodwill

The Company reviews goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. As of June 30, 2004, management does not believe that goodwill is impaired. The Company operates in one reporting unit and performs its annual SFAS No. 142 impairment test as of June 30 of each year. As of June 30, 2004 and 2003, the fair value of the Company’s reporting unit exceeded its carrying value and, accordingly, goodwill and intangible assets with indefinite useful lives were not impaired.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets with estimable useful lives, for impairment whenever an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company determines recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. Management does not believe that there were any triggering events in 2004, 2003 or 2002.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. The Company was required to apply FIN 46R as of March 31, 2004. The adoption of this Interpretation did not have any impact on the Company’s financial statements.

In February 2004, the FASB issued Emerging Issues Task Force (FITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods ending after June 15, 2004. The Company does not believe that the adoption of the provisions of EITF 03-1 will have a material impact on the Company’s financial statements.

Note 2.	Business Combinations

Pericom Holdings PLC

On July 1, 2003, the Company acquired the host access software business from Pericom Holdings PLC (referred to as “TeemTalk software business”), for $10.0 million in cash, including transaction costs of $200,000. The Company acquired all of the assets of the software business, including the TeemTalk host access software, intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement. The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated to the assets acquired, including goodwill and intangible assets. The results of operations of the TeemTalk software business have been included in the Company’s statements of operations from the date of the acquisition.

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

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,

	2004	2003

Net revenue	$63,165	$60,628
Net income	5,394	7,049
Basic earnings per share	0.34	0.52
Diluted earnings per share	0.34	0.48

IBM Corporation

On January 8, 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company became the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed intellectual property from IBM associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2.3 million, plus transaction costs of $52,000, has been allocated to intangible assets. Of the total consideration, $1.9 million has been allocated to acquired distribution agreements with the remainder of $500,000 allocated to acquired technology.

NCD

On March 26, 2002, the Company acquired the thin client business of Network Computing Devices, Inc. (NCD) which included the ThinSTAR product line. The acquisition was accounted for using the purchase method of accounting. The purchase price was payable in cash of $4.2 million, including transaction costs of $172,000, and was allocated to goodwill. The results of operations of the NCD thin client business have been included in the accompanying statements of operations from the date of the acquisition.

Note 3.	Inventory

Inventory consists of the following (in thousands):

	Year Ended June 30,

	2004	2003

Purchased components and subassemblies	$234	$172
Finished goods	561	600

	$795	$772

Note 4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended June 30,

	2004	2003

Computer equipment	$1,666	$1,552
Office furniture and equipment	641	560
Leasehold improvements	475	457
Other	132	128

	2,914	2,697
Less – accumulated depreciation and amortization	(2,405)	(2,125)

	$509	$572

Depreciation and amortization expense was $261,000, $249,000 and $192,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Goodwill and Intangible Assets

The carrying amount of goodwill was $17.5 million and $8.9 million at June 30, 2004 and 2003, respectively. During fiscal 2004 goodwill increased due to the acquisition of the TeemTalk software business (See Note 2) ($7.8 million) and the impact of changes in foreign exchange rates.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets (in thousands):

		June 30, 2004

	Estimated useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$259	$—	$259
Customer relationships	2 years	546	273	273
Distributor relationships	5 years	2,325	1,149	1,176
Acquired technology	5-10 years	2,253	416	1,837

		$5,383	$1,838	$3,545

		June 30, 2003

	Estimated useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$150	$—	$150
Distributor relationships	5 years	2,200	690	1,510
Acquired technologies	10 years	506	75	431

		$2,856	$765	$2,091

In fiscal 2004, the Company acquired certain distribution rights in Europe for $125,000, which was recorded as a distributor relationship. Intangible assets related to the TeemTalk software business fluctuate based on changes in foreign rates.

The amortization expense of intangible assets is set forth below (in thousands):

	Year Ended June 30,

	2004	2003	2002

Customer relationships	$262	$—	$—
Distributor relationships	457	440	226
Acquired technologies	330	50	50
Capitalized software	—	48	28

	$1,049	$538	$304

Amortization expense for customer relationships and distributor relationships is included in sales and marketing expenses and amortization expense for acquired technologies is included in cost of revenues.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

Year Ending June 30,	Future Amortization

2005	$1,084
2006	806
2007	556
2008	366
2009	347
2010 through 2013	127

$3,286

Note 6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	Year Ended June 30,
	2004	2003

Compensation and benefits	$1,534	$1,707
Income taxes payable	854	—
Other	1,060	1,111

	$3,448	$2,818

Note 7.	Credit Facility

The Company has a line of credit agreement with a bank, which provides for borrowing up to $2.0 million subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (3.87% at June 30, 2004). At June 30, 2004 and 2003, $2.0 million was available for borrowing under the line. During fiscal 2004 and 2003, there were no borrowings under the line.

The line of credit is unsecured and requires the Company to maintain a minimum balance of $3.0 million in cash and cash equivalents with the bank. The Company is in compliance with this condition at June 30, 2004.

Note 8.	Commitments and Contingencies

The Company leases its principal facilities, an automobile, and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from three months to three years. Rent expense under these leases was $519,000, $482,000 and $289,000 in fiscal 2004, 2003 and 2002, respectively. Future minimum lease payments under operating leases at June 30, 2004 are $392,000 in fiscal 2005 and $133,000 in fiscal 2006.

During fiscal 2002, the Company assumed the liabilities for certain office equipment, computer hardware and software under capital leases as part of the ACTIV-e Solutions acquisition. During the year ended June 30, 2003, substantially all of these obligations were paid off. Interest expense under these leases was $7,000 and $18,000 in fiscal 2003 and 2002, respectively.

The Company has arrangements with certain officers that provide for certain levels of base compensation, fringe benefits and incentives. One of the arrangements provides for salary continuance of one year of employment if terminated upon certain conditions. In addition, all of the agreements provide for severance payments in the event of a change in control and the executive officer is not extended a similar position after the change in control. If a change of control had occurred on June 30, 2004, and all of the executive officers had been terminated, the severance obligations would have aggregated approximately $787,000.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

Note 9.	Guarantees

Indemnifications

In the ordinary course of business, from time-to-time the Company enters into contractual arrangements under which it may agree to indemnify its customer for losses incurred by the customer or supplier arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims.

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company actively monitors and evaluates the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. The Company’s standard warranty service period ranges from one to three years.

The changes in the Company’s warranty liability are as follows (in thousands):

Accrued warranty cost at June 30, 2003	$190
Settlements made	(175)
Provisions for warranties	249

Accrued warranty cost at June 30, 2004	264

Deferred Revenue

The Company offers fixed-price support or maintenance contracts, including extended warranties, to its customers ranging from one to five years.

Note 10.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2004	2003	2002

Federal
Current	$1,413	$2,597	$—
Deferred	125	548	(997)

State
Current	193	144	1
Deferred	16	91	(351)

Foreign
Current	522	170	—
Deferred	—	—	—

	$2,269	$3,550	$(1,347)

The tax benefits associated with employee stock options reduced taxes currently payable by $2.0 million for 2004, $1.8 million for 2003 and $221,000 for 2002. This benefit was recorded as an increase in additional paid-in capital.

During fiscal 2004, the Company recorded an income tax benefit of $473,000 from the recovery of prior year’s Extraterritorial Income Exclusions (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Year Ended June 30,

	2004	2003	2002

Federal tax at statutory rate	34.0%	34.0%	34.0%
State taxes	1.7	1.6	—
Impact of foreign taxes	(0.9)	—	—
Impact of EIE	(7.9)	—	—
Research and experimentation tax credit	(1.0)	—	—
Valuation allowance	—	—	(82.2)
Non-deductible expenses and other	3.7	0.4	7.1

	29.6%	36.0%	(41.1)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended June 30,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$406	$365
Deferred revenue and accruals not currently deductible	777	699
Other	128	174

Deferred tax assets	1,311	1,238
Deferred tax liabilities:
Goodwill and intangible assets — difference in basis and amortization periods	(523)	(309)

Net deferred tax assets	$788	$929

As of June 30, 2004, the Company had state tax loss carryforwards in multiple jurisdictions with various expiration dates. As of June 30, 2004, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Earning per Share

The following table sets forth the computation of basic and diluted earning per share (in thousands, except share and per share data):

	Year Ended June 30,

	2004	2003	2002

Net income	$5,394	$6,312	$4,625

Weighted average shares outstanding:
Basic	15,683	13,601	10,905
Effect of dilutive warrants and employee stock options	337	1,095	946

Diluted	16,020	14,696	11,851

Earnings per common share:
Basic	$0.34	$0.46	$0.42

Diluted	$0.34	$0.43	$0.39

For the years ended June 30, 2004, 2003 and 2002, an aggregate of 659,863, 493,500 and 84,500, stock options and warrants, respectively, were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Note 12.	Sales of Common Stock

On July 10, 2003, the Company sold 1,500,000 shares of common stock at $17.50 per share, which represented a premium of 10% on the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company were $24.6 million after transaction costs. The Company used a portion of the net proceeds to replenish the cash used to acquire the TeemTalk software business (See Note 2). The Company intends to use the remaining net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

In May 2002, the Company sold 1,600,000 shares of common stock at $7.50 per share. The price represented an 8% discount from the average closing price for the 15-day period immediately preceding the sale. Net proceeds to the Company in fiscal 2002 were $11.2 million after transaction costs of $807,000. Additional transaction costs of $122,000 were incurred in fiscal 2003 related to this transaction. In addition, warrants to purchase 48,000 shares of common stock were issued to one of the placement agents at a price of $9.375 per share. The warrants are exercisable until May 2005. The Company valued the warrants at $273,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 114%; risk-free interest rate of 4.9%; and an expected life of three years. A total of 35,000 warrants were exercised in fiscal 2003.

Note 13.	Stock Options and Warrants

The Company has two stock option plans for employees, directors, and consultants to the Company. Under the 1995 Stock Option plan (the “1995 Plan”), the Company is authorized to issue options for the purchase of up to 3,000,000 shares of common stock. Under the terms of the 1995 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest ratably over four years. Director options generally vest and become exercisable ratably over six months or one to three years from the date of grant. All options that have been granted expire five or ten years from the grant date. A committee established for this purpose, or the board of directors, administers the 1995 Plan. Except for non-discretionary grants of options to non-employee directors, the committee or board may define vesting and expiration dates for all options granted under the 1995 Plan. As of June 30, 2004, there were 107,635 options available for future grant under the 1995 Plan.

The Company has a non-qualified stock option plan (the “2002 Plan”) for employees, directors and consultants who perform services for the Company. The Company is authorized to issue options for the purchase of up to 700,000 shares of common stock, subject to adjustment. Under the terms of the 2002 Plan, the exercise price of

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options granted cannot be less than fair market value on the date of grant. Options generally vest ratably over four years. A committee established for this purpose, or the board of directors, administers the 2002 Plan. The committee or board may define vesting and expiration dates for all options granted under the 2002 Plan. As of June 30, 2004, there were 109,511 options available for grant under the 2002 Plan.

Options granted under the 1995 Plan contain provisions pursuant to which all outstanding options granted under such Plan shall or may become fully vested and immediately exercisable upon a “change in control,” as defined in the Plan.

Information with respect to the options under the Company’s stock option plans is as follows:

		Weighted Average
	Shares	Exercise Price

Balance as of June 30, 2001	1,676,750	2.12
Granted	655,500	5.10
Exercised	(111,225)	1.46
Terminated	(82,750)	3.66

Balance as of June 30, 2002	2,138,275	3.01
Granted	680,000	14.34
Exercised	(1,000,275)	1.73
Terminated	(197,375)	5.27

Balance as of June 30, 2003	1,620,625	8.47
Granted	579,500	15.91
Exercised	(229,800)	3.85
Terminated	(208,750)	9.31

Balance as of June 30, 2004	1,761,575	11.24

The following table summarizes information about stock options outstanding as of June 30, 2004:

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price

$ 1.00 — 4.13	516,000	$3.00	1.8 years	444,313	$3.09
$ 5.13 — 9.61	79,075	7.76	5.3 years	50,162	7.19
$ 10.03 — 11.87	165,875	10.73	8.8 years	37,063	10.75
$ 13.05 — 15.85	489,875	14.73	8.5 years	73,219	14.63
$ 16.41 — 20.00	510,750	16.91	9.1 years	22,687	18.04

	1,761,575			627,444

In June 2001, the Company issued warrants to purchase 86,095 common shares at a price of $2.20 per share to a financial advisor and two of its affiliates in connection with acquisition related services. The warrants vested immediately and 83,910 were exercised in fiscal 2003 and the balance in 2004 pursuant to a net issuance whereby 1,904 net shares were issued. In accordance with SFAS No. 123, the fair value of the warrants of $150,000 was recorded as transaction costs related to the acquisition. The fair value of the warrants was determined using the Black-Scholes options pricing model using the following assumptions: dividend yield of zero, weighted average risk free interest rate of 4.6%, and expected volatility of 114% over the contractual term of the warrant.

In May 2002, the Company issued warrants to a placement agent for the purchase of 48,000 common shares at a price of $9.375 per share and were fully vested at the date of grant (see Note 12). During the year ended June 30, 2003, a total of 35,000 warrants were exercised and 13,000 warrants remain outstanding as of June 30, 2004 with an expiration date in May 2005.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002: no dividend yield; expected volatility of approximately 70%-126%; risk-free interest rates of approximately 2.1%-6.8%; and an expected life of five to ten years.

Note 14.	Benefit Plan

The Company sponsors a 401(k) saving plan (the “Plan”) for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. The Company’s contributions were $78,000, $81,000 and $69,000 in fiscal 2004, 2003 and 2002, respectively.

Note 15.	Loss on Investments

In fiscal 2001, the Company acquired the thin client business of Boundless Technologies, Inc. (Boundless) and concurrently made an equity investment of $300,000. In fiscal 2003, the Company recorded a loss on investment of $300,000 representing the write-off of an investment in Boundless.

Note 16.	Related Party Transactions

For the year ended June 30, 2004 and 2003, the Company had sales of $131,000 and $183,000, respectively to a customer of which one of the Company’s directors is an executive officer and director.

Back to Contents

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Unaudited Quarterly Results

The following table sets forth certain unaudited consolidated financial data for each of the quarters within the fiscal years ended June 30, 2004 and 2003. This information has been derived from the Company’s Consolidated Financial Statements, and in management’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods (in thousands, except per share data).

	Fiscal Year 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)

Net revenue	$15,013	$15,322	$15,750	$17,080
Gross profit	7,964	7,638	7,424	7,354
Operating income	2,821	2,097	1,743	716
Net income	1,863	1,395	1,658	478

Earnings per share:
Basic	$0.12	$0.09	$0.11	$0.03
Diluted	$0.12	$0.09	$0.10	$0.03

Weighted average shares outstanding:
Basic	15,445	15,743	15,769	15,778
Diluted	16,200	16,285	16,171	16,142

	Fiscal Year 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$13,517	$14,714	$13,468	$15,823
Gross profit	5,694	6,547	6,240	7,491
Operating income	2,171	2,852	2,218	2,598
Net income	1,447	1,884	1,281	1,700

Earnings per share:
Basic	$0.11	$0.14	$0.09	$0.12
Diluted	$0.10	$0.13	$0.09	$0.12

Weighted average shares outstanding:
Basic	13,163	13,574	13,725	13,950
Diluted	14,652	14,786	14,704	14,648

(a)	During the fourth quarter of fiscal 2004, the Company wrote-off $1.6 million related to acquisitions that were not consummated.

Back to Contents

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ended June 30,
	2004	2003	2002

	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$553	$351	$188
Provision for (recovery of) doubtful accounts, net	—	288	282
Deductions	(27)	(86)	(119)

Balance at end of year	$526	$553	$351

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 4, 2004