Form 10-Q
period 2004-09-30
NEOWARE SYSTEMS INC
filed 2004-11-08
CIK 894743

================================================================================
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------



(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]     No  [ ]

As of November 5, 2004, there were 15,721,161 outstanding shares of the Registrant's Common Stock.


--------------------------------------------------------------------------------

                              NEOWARE SYSTEMS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                                       PAGE
                                                                                                       ----
Item 1.    Consolidated Financial Statements

           Condensed Consolidated Balance Sheet as of September 30, 2004 and June 30, 2004................3
           Consolidated Statement of Operations for the Three Months
             Ended September 30, 2004 and 2003............................................................4
           Consolidated Statement of Cash Flows for the Three Months
             Ended September 30, 2004 and 2003............................................................5
           Notes to Consolidated Financial Statements.....................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................................11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................25

Item 4.    Controls and Procedures.......................................................................25


PART II.   OTHER INFORMATION

Item 6.    Exhibits......................................................................................25
Signatures...............................................................................................26

                              NEOWARE SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                SEPTEMBER 30,              JUNE 30,
                           ASSETS                                  2004                      2004
                                                                -------------             ----------
Current assets:
     Cash and cash equivalents.................................   $  12,473               $   17,119
     Short-term investments.....................................     38,709                   38,177
     Accounts receivable, net...................................     10,814                   10,580
     Inventories................................................      1,708                      795
     Prepaid expenses and other.................................      1,522                    1,628
     Deferred income taxes......................................        643                      643
                                                                  ---------               ----------
     Total current assets ......................................     65,869                   68,942

Property and equipment, net.....................................        464                      509
Goodwill........................................................     21,202                   17,466
Intangibles, net................................................      3,267                    3,545
Deferred income taxes...........................................        145                      145
                                                                  ---------               ----------
                                                                  $  90,947               $   90,607
                                                                  =========               ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................................   $   4,050               $    5,685
     Accrued compensation and benefits..........................      1,237                    1,534
     Other accrued expenses.....................................      1,475                    1,071
     Income taxes payable.......................................      1,293                      854
     Deferred revenue...........................................        656                      739
                                                                  ---------               ----------
        Total current liabilities...............................      8,711                    9,883

Deferred revenue................................................        266                      235
                                                                  ---------               ----------
        Total liabilities.......................................      8,977                   10,118
                                                                  ---------               ----------


Stockholders' equity:
     Preferred stock............................................          -                        -
     Common stock...............................................         16                       16
     Additional paid-in capital.................................     71,807                   71,718
     Treasury stock, 100,000 shares at cost.....................       (100)                   (100)
     Accumulated other comprehensive income.....................        941                      936
     Retained earnings..........................................      9,306                    7,919
                                                                  ---------               ----------
        Total stockholders' equity..............................     81,970                   80,489
                                                                  ---------               ----------
                                                                  $  90,947               $   90,607
                                                                  =========               ==========

          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ---------------------------
                                                           2004              2003
                                                         ---------         ---------
Net revenues...........................................  $  16,303         $  15,013
Cost of revenues.......................................      9,213             7,049
                                                         ---------         ---------
     Gross profit......................................      7,090             7,964
                                                         ---------         ---------

Sales and marketing....................................      3,102             2,965
Research and development...............................        664               721
General and administrative.............................      1,358             1,457
                                                         ---------         ---------
     Operating expenses................................      5,124             5,143
                                                         ---------         ---------

     Operating income..................................      1,966             2,821

Foreign exchange loss..................................        (23)                -
Interest income, net...................................        159                83
                                                         ---------         ---------

     Income before income taxes........................      2,102             2,904
Income taxes...........................................        715             1,041
                                                         ---------         ---------

Net income.............................................  $   1,387         $   1,863
                                                         =========         =========

Earnings per share:
     Basic.............................................  $    0.09         $    0.12
                                                         =========         =========
     Diluted...........................................  $   0.09          $    0.12
                                                         =========         =========

Weighted average number of common shares outstanding:
     Basic.............................................     15,799            15,445
                                                         =========         =========
     Diluted...........................................     16,136            16,200
                                                         =========         =========

          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                         2004                 2003
                                                                                      ----------           ----------
Cash flows from operating activities:
   Net income...................................................................      $    1,387           $    1,863
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation...............................................................              64                   72
     Amortization of intangibles................................................             271                  187
     Stock option benefit on deferred income taxes..............................              20                    -
   Changes in operating assets and liabilities, net of effect from acquisition:
     Accounts receivable........................................................            (233)               1,397
     Inventories................................................................            (913)                (790)
     Prepaid expenses and other.................................................             107                   46
     Accounts payable...........................................................          (1,636)              (2,263)
     Accrued compensation and benefits..........................................            (297)                (292)
     Other accrued expenses.....................................................             407                  216
     Income taxes payable.......................................................             439                  735
     Deferred revenue...........................................................             (52)                 139
                                                                                      ----------           ----------
       Net cash (used in) provided by operating activities......................            (436)               1,310
                                                                                      ----------           ----------

Cash flows from investing activities:
   Purchase of the Visara thin client business..................................          (3,774)                   -
   Purchase of the TeemTalk software business...................................               -               (9,963)
   Purchases of short-term investments..........................................         (17,900)             (16,209)
   Sales of short-term investments..............................................          17,368                  982
   Purchase of intangible assets................................................               -                 (125)
   Purchases of property and equipment..........................................             (19)                 (80)
                                                                                      ----------           ----------
       Net cash used in investing activities....................................          (4,325)             (25,395)
                                                                                      ----------           ----------

Cash flows from financing activities:
   Repayments of capital leases.................................................              (3)                  (2)
   Proceeds from issuance of common stock, net of expenses......................               -               24,609
   Exercise of stock options and warrants.......................................              69                  737
                                                                                      ----------           ----------
       Net cash provided by financing activities................................              66               25,344
                                                                                      ----------           ----------

Effect of foreign exchange rate changes on cash.................................              49                   13
                                                                                      ----------           ----------

   Increase (decrease) in cash and cash equivalents.............................          (4,646)               1,272
Cash and cash equivalents, beginning of period..................................          17,119               26,014
                                                                                      ----------           ----------
   Cash and cash equivalents, end of period.....................................      $   12,473           $   27,286
                                                                                      ==========           ==========

Supplemental disclosures:
    Cash paid for income taxes..................................................      $       31           $      264
    Cash paid for interest......................................................               2                    4

          See accompanying notes to consolidated financial statements.

                              NEOWARE SYSTEMS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004, filed with the Securities and Exchange Commission on September 13, 2004.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This EITF was issued to determine the meaning of other-than-temporary impairment and its application to investments in debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of this Interpretation did not have any impact on the Company's financial statements.

NOTE 3. STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, "Accounting for Stock-based Compensation" and
SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure." Had compensation cost been recognized consistent with SFAS No. 123 and SFAS No. 148, the Company's consolidated net income and earnings per share would have been as follows (in thousands, except share and per share data):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                             2004       2003
                                                            -------    -------
Net income:
   As reported............................................  $ 1,387    $ 1,863
   Less:
   Total stock-based employee compensation expense
     determined under the fair value based method for all
     awards, net of tax...................................     (639)      (661)
                                                            -------    -------
   Pro forma..............................................  $   748    $ 1,202
                                                            =======    =======

Basic earnings per share:
   As reported............................................  $  0.09    $  0.12
                                                            -------    -------
   Pro forma..............................................  $  0.05    $  0.08
                                                            -------    -------
Diluted earnings per share:
   As reported............................................  $  0.09    $  0.12
                                                            -------    -------
   Pro forma..............................................  $  0.05    $  0.07
                                                            -------    -------

     The fair value of the Company's stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70%
- 126%, and risk-free interest rates of 2.1% - 6.8%.

NOTE 4. BUSINESS COMBINATION

     On September 22, 2004, the Company acquired the thin client business from Visara International, Inc. (referred to as the "Visara business"), for $3.8 million in cash, including transaction costs. The Company acquired substantially all of the assets of the Visara business, including primarily customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The Company has not completed the allocation of the purchase price for this acquisition. The allocation of the purchase price will be adjusted once the final valuation of assets acquired is completed. The results of operations of the Visara business have been included in the Company's statements of operations from the date of the acquisition.

     The following unaudited pro forma information presents the results of the Company's operations as though the acquisition had been completed as of July 1, 2003. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2003 or the results that may occur in the future (in thousands, except per share data):

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                         ------------------------
                                           2004           2003
                                         ---------      ---------
Total net revenue.....................   $  17,654      $  17,098
Net income............................       1,391          1,864
Basic earnings per share..............        0.09           0.12
Diluted earnings per share............        0.09          0.12

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     The carrying amount of goodwill was $21.2 million and $17.5 million at September 30, 2004 and June 30, 2004, respectively. The increase in goodwill is due to the acquisition of the Visara business (See Note 4) and the impact of changes in foreign exchange rates. The Company has not yet completed the allocation of the purchase price from the acquisition of the Visara business.

     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company's intangible assets (in thousands):

                                                                    SEPTEMBER 30, 2004
                                                 ---------------------------------------------------------
                               Estimated         Gross Carrying        Accumulated              Net
                              Useful Life            Amount            Amortization        Carrying Amount
                              -----------        --------------        ------------        ---------------
Tradenames.................   Indefinite           $      259           $      --             $     259
Customer relationships.....     2 years                   543                 317                   226
Distributor relationships..     5 years                 2,325               1,265                 1,060
Acquired technology........   5-10 years                2,245                 523                 1,722
                                                   ----------           ---------             ---------
                                                   $    5,372           $   2,105             $   3,267
                                                   ==========           =========             =========


                                                                      JUNE 30, 2004
                                                 ---------------------------------------------------------
                               Estimated        Gross Carrying         Accumulated               Net
                              Useful Life           Amount            Amortization         Carrying Amount
                              -----------        --------------        ------------        ---------------
Tradenames.................   Indefinite           $      259           $      --             $     259
Customer relationships.....     2 years                   546                 273                   273
Distributor relationships..     5 years                 2,325               1,149                 1,176
Acquired technology........   5-10 years                2,253                 416                 1,837
                                                   ----------           ---------             ---------
                                                   $    5,383           $   1,838             $   3,545
                                                   ==========           =========             =========

     The amortization expense of intangible assets is set forth below (in thousands):

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                  --------------------
                                    2004         2003
                                  -------      -------
Customer relationships..........  $    69      $    --
Distributor relationships.......      116          110
Acquired technologies...........       86           77
                                  -------      -------
                                  $   271      $   187
                                  =======      =======

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

     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

                                                  FUTURE
          YEAR ENDING JUNE 30,                 AMORTIZATION
------------------------------------------    ---------------
Remainder of fiscal 2005................           $    832
2006....................................                782
2007....................................                532
2008....................................                342
2009....................................                395
2010 through 2013.......................                125
                                                   --------
                                                   $  3,008
                                                   ========

NOTE 6. COMPREHENSIVE INCOME

     Excluding net income, the Company's sources of other comprehensive income
(loss) are unrealized income (loss) relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   --------------------
                                                     2004        2003
                                                   --------     -------
Net income........................................ $ 1,387      $ 1,863
   Foreign currency translation adjustment........       5          (13)
                                                   -------      -------
Comprehensive income.............................. $ 1,392      $ 1,850
                                                   =======      =======

NOTE 7. REVENUE RECOGNITION

     Net revenues included sales of thin client appliance systems, which include the appliance device and related software, and services. The Company follows AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") for revenue recognition because the software component of the thin client appliance systems is more than incidental to the thin client appliance systems as a whole. These products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

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

     Stock rotation rights and price protection are provided to certain distributors. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. Price protection provides for a rebate in the event the Company reduces the price of products which the distributors have yet to sell to end-users. The Company reserves for these arrangements based on historical experience and the level of inventories in the distribution channel and reduces current period revenue accordingly.

     Product warranty costs are accrued at the time the related revenues are recognized.

NOTE 8. MAJOR CUSTOMERS AND DEPENDENCE ON SUPPLIERS

    For the three months ended September 30, 2004 and 2003, sales directly to IBM accounted for 15% and 16% of net revenues, respectively. IBM resells the Company's products to individual resellers and/or end-users. Accounts receivable from IBM as of September 30, 2004 and 2003 was $856,000 and $938,000, respectively. The percentage of revenue derived from IBM, individual distributors, resellers or end-users can vary significantly from quarter to quarter.

    In addition to the Company's direct sales to IBM, IBM can purchase the Company's products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user's decision to purchase the Company's products even though the end-user may not purchase the Company's products through IBM. While it is difficult to quantify the net revenues associated with these purchases the Company believes that these sales could be significant and can vary significantly from quarter to quarter.

    For the three months ended September 30, 2004 and 2003 revenues from Europe, the Middle East and Africa, based on the location of the Company's primary selling activities with its customers accounted for 31% and 36% of net revenues. Sales to the United Kingdom accounted for 18% of net revenue for the three months ended September 30, 2004. No single international region accounted for more than 10% of net revenue for the three months ended September 30, 2003.

    The Company depends upon several sole source suppliers for its thin client appliance products and for several of the components in them. One of the Company's suppliers who supplies a sbustantial portion of the company's thin client products has informed the Company that it is experiencing cash liquidity constraints and is evaluating and undertaking financial restructuring actions. As a result, the Company has agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and the Company anticipates continuing this practice until such time as the supplier's cash liquidity situation is resolved. Accordingly, inventory levels may increase and the Company's cash balances may decrease, although the Company's management does not believe that such changes would have a material adverse impact on its financial condition. In the event that the supplier is unable to resolve its cash liquidity constraints, the Company could face an interruption in the supply of a substantial portion of its products. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition which would limit the Company's ability to ship product to fully meet customer demand. If this were to happen, the Company's revenue would decline and its profitability would be adversely impacted.

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

NOTE 9. INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

                                         SEPTEMBER 30,    JUNE 30,
                                            2004           2004
                                           -------        -------
Purchased components and subassemblies.... $   344        $   234
Finished goods............................   1,364            561
                                           -------        -------
                                           $ 1,708        $   795
                                           =======        =======

NOTE 10. INCOME TAXES

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

NOTE 11. LINE OF CREDIT

     The Company has a line of credit agreement with a bank, which provides for borrowing up to $2.0 million subject to certain limitations, as defined. The line of credit matures on December 31, 2004. Borrowings under the credit agreement bear interest at the Libor Market Index rate plus 2.5% (4.34% at September 30, 2004). At September 30, 2004 and 2003, $2.0 million was available for borrowing under the line. During the three months ended September 30, 2004 and 2003, there were no borrowings under the line.

     The line of credit is unsecured and requires the Company to maintain a minimum balance of $3.0 million in cash and cash equivalents with the bank. The Company is in compliance with this condition at September 30, 2004.

NOTE 12. EARNINGS PER SHARE

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

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  ------------------
                                                    2004      2003
                                                  --------  --------
Net income......................................  $  1,387  $  1,863
                                                  ========  ========

Weighted average shares outstanding:
   Basic........................................    15,799    15,445
   Effect of dilutive employee stock options....       337       749
   Effect of dilutive warrants..................        --         6
                                                  --------  --------
   Diluted......................................    16,136    16,200
                                                  ========  ========

Earnings per common share:
   Basic........................................  $   0.09  $   0.12
                                                  ========  ========
   Diluted......................................  $   0.09  $   0.12
                                                  ========  ========

     For the three months ended September 30, 2004 and 2003, an aggregate of 1,177 and 34, respectively, of stock options and warrants were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

NOTE 13. GUARANTEES

     INDEMNIFICATIONS

     In the ordinary course of business, from time-to-time the Company enters into contractual arrangements under which it may agree to indemnify its customer for losses incurred by the customer or supplier arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

     WARRANTY

     The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company actively monitors and evaluates the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. The Company's standard warranty service period ranges from one to three years.

     The changes in the Company's warranty liability during the first quarter of fiscal 2005 is as follows (in thousands):

Accrued warranty cost at June 30, 2004                 $     264
     Settlements made                                        (39)
     Provisions for warranties                                71
                                                       ---------
Accrued warranty cost at September 30, 2004            $     296
                                                       =========

NOTE 14. RELATED PARTY TRANSACTIONS

    For the quarter ended September 30, 2004 and 2003, the Company had sales of $8,000 and $113,000, respectively to a customer of which one of the Company's directors is an executive officer and director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We provide software, services and solutions to enable thin client appliance computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers and green screen terminals used in business.

     Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and host systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software marketed under the brand names Eon and Capio, and to a lesser extent from ThinPC thin client software for PCs, TeemTalk host access software for servers and PCs, ezRemote Manager central management software, and services such as training and integration.

     We sell our products and services worldwide through our direct sales force, distributors, our alliance with IBM and other indirect channels, such as resellers and systems integrators. Our international sales are primarily made through distributors and resellers and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our headquarters in the United States, we maintain offices in the UK, Germany, France, Austria, Sweden, Australia, and the Netherlands.

Revenues from Europe, the Middle East and Africa, based on the location of our primary selling activities with our customers, were as follows:

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
International revenues                 $  5,034      $  5,425         (7)%
Percentage of net revenues                   31%           36%

     STRATEGY

     The market for thin client appliances is part of the enterprise personal computers (PC) market. We market our thin client appliances as alternatives to PCs in certain target markets. Our strategies are to focus on increasing sales to large enterprise customers, primarily through our relationship with IBM, and secondarily through other resellers and directly to end-users, and to execute marketing initiatives designed to grow the thin client segment of the PC industry. We expect that the combination of these actions, including the introduction of new products, will result in increased revenues with overall gross profit margins in approximately the 40% to 45% range in fiscal 2005.

     We expect to continue to grow the company organically and through acquisitions. Our acquisition strategy is focused on acquiring businesses with products that can be sold through our existing channels to the same end user customers, leveraging our existing organization. In September 2004, we completed the acquisition of Visara International's thin client business, which added products that allow IBM systems, including Linux-based thin client solutions, to connect to mainframes and midrange systems and access to the Visara customer base. We will continue to evaluate strategic acquisitions and partnerships in the future.

     FINANCIAL HIGHLIGHTS

     Net revenue, gross profit margin and earnings per share are key measurements of our financial results. For the first quarter of fiscal 2005, net revenue was $16.3 million, an increase of 9% from the same period in fiscal 2004, the result of organic growth plus revenue from the acquisition of the Visara business. Gross profit margins were 43% in the first quarter of fiscal 2005 as compared to 53% in the same period in fiscal 2004. Diluted earnings per share were $0.09 in the first quarter of fiscal 2005, compared to $0.12 in the same period in fiscal 2004, primarily because of lower gross profit margins resulting from our strategy to compete more effectively with personal computers.

     We have a significant balance of cash and short-term investments. As of September 30, 2004, our cash, cash equivalents and short- term investments were $51.2 million, compared to $55.3 million at June 30, 2004, which represented approximately 77% of tangible assets. We used $3.8 million in the first quarter of fiscal 2005 to acquire the Visara business. We anticipate that in upcoming periods we will have lower cash balances, primarily as a result of lowering our accounts payable to vendors. We utilize cash in ways that our management believes provides an optimal return on investment. Cash has principally been used to acquire businesses.

     One of our suppliers who provides a substantial portion of our products has informed us that it is experiencing cash liquidity constraints and is evaluating and undertaking financial restructuring actions. As a result, we have agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and we anticipate continuing this practice until such time as the supplier's cash liquidity situation is resolved. Accordingly, inventory levels may increase and our cash balances may decrease, although management does not believe that such changes would have a material adverse impact on our financial condition. In the event that the supplier is unable to resolve its cash liquidity constraints, we could face an interruption in the supply of a substantial portion of our products. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and our profitability would be adversely impacted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management's judgments and estimates. These critical accounting policies and estimates include:

     o   Revenue recognition
     o   Valuation of long-lived and intangible assets and goodwill
     o   Accounting for income taxes

     These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, "Organization and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for further discussion of the Company's accounting policies and estimates.

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

     Multiple Element Arrangements

     Net revenues include sales of thin client appliance systems, which include the appliance device and related software, maintenance and technical support. We follow AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), for revenue recognition because the software component of the thin client appliance system is more than incidental to the thin client appliance systems as a whole. These products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

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

     The Fee is Fixed or Determinable

     We make judgments at the outset of an arrangement regarding whether the fees are fixed or determinable. The majority of our payment terms are within 30 to 60 days after invoice date. We review arrangements that have payment terms extending beyond 60 days on a case-by-case basis to determine if the fee is fixed or determinable. If we determine at the outset of an arrangement that the fees are not fixed or determinable, we recognize revenue as the fees become due and payable.

     Collection is Probable

     We make judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have had a history of successful collections. New customers are subjected to a credit review process to evaluate the customer's financial position and ability to pay. If we determine at the outset of an arrangement that collection is not probable, revenue is recognized upon receipt of payment.

     Stock Rotation Rights and Price Protection

     We provide certain distributors with stock rotation rights and price protection. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. We provide price protection as a rebate in the event that we reduce the price of products that our distributors have yet to sell to end-users. We estimate potential stock rotation and price protection claims based on historical experience and the level of inventories in the distribution channel and reduce current period revenue accordingly. If we cannot reasonably estimate claims related to stock rotations and price protection at the outset of an arrangement, we recognize revenue when the claims can be reasonably estimated.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

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

     If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities of our reporting units as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit's goodwill to its carrying amount. If the carrying amount of our reporting unit's goodwill exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

     We review our long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

     Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

     o Significant underperformance of the company relative to expected operating results;
     o   Our net book value compared to our market capitalization;
     o   Significant adverse economic and industry trends;
     o   Significant decrease in the market value of the asset;
     o The extent that we use an asset or changes in the manner that we use it; and
     o   Significant changes to the asset since we acquired it.

     We have not recorded an impairment loss on goodwill or other long-lived assets. At September 30, 2004, goodwill and amortizable intangible assets are $21.2 million and $3.3 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill.

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

RESULTS OF OPERATIONS

NET REVENUES

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
Net Revenue                            $ 16,303        15,013         9%

     We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in the first quarter of fiscal 2005 over the same period in fiscal 2004 is primarily the result of increased unit sales of our thin client appliance products. The increase was driven by sales growth from increasing market acceptance of thin client products and our acquisition of the Visara business.

     We expect total net revenue to increase in fiscal 2005, as a result of increased penetration of the PC market and continued growth of our relationship with IBM, relatively consistent with the growth levels experienced during fiscal 2004. We believe we are seeing positive results from strategies we initiated in fiscal 2004, and believe that if we can successfully implement these initiatives, our revenues may grow at a faster rate. Additionally, we completed only one acquisition in our fiscal 2004. If we complete additional acquisitions in fiscal 2005, our revenues may grow at a faster rate.

COST OF REVENUES AND GROSS PROFIT MARGIN

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
Cost of Revenues                       $  9,213      $  7,049         31%
Gross Profit Margin                          43%           53%

     Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent overhead including salaries and related benefits for personnel who fulfill product orders and deliver services, and distribution costs.

     The increase in cost of revenues in the first quarter of fiscal 2005 over the same period in fiscal 2004 is primarily the result of sales growth and higher material costs as a percentage of revenues (30%) and amortization of intangibles related to technologies acquired in our acquisition of the TeemTalk software business (1%). Higher material costs as a percentage of revenues are due to changes in product mix and the introduction of new, lower priced products designed to compete more effectively with personal computers.

     We have benefited from manufacturing efficiencies and component cost reductions achieved through our outsourced offshore manufacturing model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers. Changes in this model could have a significant impact on our gross profit margins.

     The change in gross profit margin in the first quarter of fiscal 2005 over the same period in fiscal 2004 is attributable to changes in net revenues and cost of revenues as previously discussed. We expect gross margins to fluctuate or decline in the future, reflecting changes in product mix, the percentage of revenues derived from thin client appliance systems and software, reduction in sales prices due to increased sales to large enterprise customers and increased price competition and changes in the cost of thin client appliances, memory and other components. Accordingly, in fiscal 2005 we expect gross margins to be in the range of 40% to 45%.

SELLING AND MARKETING

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
Selling and marketing                  $  3,102      $  2,965         5%
As a percentage of net revenues              19%           20%

     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. The increase in selling and marketing expense in the first quarter of fiscal 2005 over the same period in fiscal 2004 is primarily due to the increase in our personnel in Europe and the amortization of intangibles related to customer relationships associated with the acquisition of the TeemTalk software business.

     We expect sales and marketing expenses to increase moderately in absolute dollars during the balance of fiscal 2005. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

RESEARCH AND DEVELOPMENT

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
Research and development               $    664      $    721        (8)%
As a percentage of net revenues               4%            5%

     Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The decrease in research and development expense in the first quarter of fiscal 2005 over the same period in fiscal 2004 is primarily the result of a reduction in the use of outside consultants.

     We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses in absolute dollars in the next several quarters to be consistent with the first quarter of fiscal 2005 or to grow moderately.

GENERAL AND ADMINISTRATIVE

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
General and administrative             $  1,358      $  1,457         (7)%
As a percentage of net revenues               8%           10%

     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance and fees related to the obligations of a public company and fees for legal, audit and tax services. The decrease in general and administrative expenses in the first quarter of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of a reduction in the use of outside consultants and a decrease in director and officer liability insurance premiums. In addition, the first quarter of fiscal 2004 included provisions to increase the allowance for doubtful accounts to the present level, while no additional provision was required in the first quarter of fiscal 2005.

     We expect general and administrative expenses to increase moderately in absolute dollars during the balance of fiscal 2005.

INCOME TAXES

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           (in thousands)
                                       ----------------------
                                         2004          2003        % CHANGE
                                       --------      --------      ---------
Income taxes                           $    715      $  1,041        (31)%
As a percentage of net revenues               4%            7%
Effective tax rate                           34%           36%

     Our effective tax rate in the first quarter of fiscal 2005 differed from the combined federal and state statutory rates due primarily to the tax benefit from the Extraterritorial Income Exclusion ("EIE"). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. The decrease in our effective tax rate in the first quarter of fiscal 2005 over the same period in fiscal 2004 is primarily due to the fact that no EIE tax benefit was recorded in the first quarter of fiscal 2004 because the EIE election had not yet been made.

     In October 2004 the EIE was repealed and will be phased out through calendar year 2006. Absent other changes that could impact our effective tax rate, such as the implementation of tax strategies that we are currently evaluating, we expect our effective tax rate to be 34% for fiscal 2005 and to increase two percentage points as the EIE is phased out.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we had net working capital of $57.2 million consisting primarily of cash and cash equivalents, short-term investments and accounts receivable. Our principal sources of liquidity include $51.2 million of cash and cash equivalents and short-term investments and a $2.0 million line of credit facility with Wachovia Bank, all of which was available as of September 30, 2004. The credit facility requires us to maintain a minimum cash balance of $3.0 million with the bank. Interest on the line of credit facility accrues at the Libor Market Index rate plus 2.5% and the facility matures on December 31, 2004. We had no borrowings under the line of credit during the three months ended September 30, 2004 or 2003.

     Cash and cash equivalents and short-term investments decreased by $4.1 million during the quarter ended September 30, 2004, primarily as a result of the acquisition of the Visara business, an increase in inventory, and a decrease in accounts payable.

     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES: Our largest source of operating cash flows are payments from our customers for the purchase of our products. Our primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flow from operating activities decreased in the first quarter of fiscal 2005 compared to the same period in fiscal 2004 primarily due to lower profits, increased amounts due from customers, and decreased amounts due to vendors.

     CASH FLOWS USED IN INVESTING ACTIVITIES: The cash out flows from investing activities in the first quarter of fiscal 2005 relate to the acquisition of the Visara business and an increase in the purchase of short-term investments. We typically purchase short-term investments with surplus cash.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES: The cash in flows from financing activities in the first quarter of fiscal 2005 was primarily the result of the exercise of employee stock options.

     CONTRACTUAL OBLIGATIONS
     The following is a summary of our contractual obligations as of September 30, 2004:

                                          YEAR ENDING JUNE 30,
                                            (in thousands)
                                   ------------------------------------
                                     2005         2006          TOTAL
                                   ---------     -------      ---------
Product purchase obligations       $   7,770     $    --      $   7,770
Operating and capital leases             294         133            427
Other purchase obligations                37          --             37
                                   ---------     -------      ---------
                                   $   8,101     $   133      $   8,234
                                   =========     =======      =========

     We expect to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under our credit facility and, potentially, new debt or equity financings. Management believes that we will have sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. However, we may seek additional sources of funding in order to fund acquisitions, including our ability to issue debt and equity securities under our $100 million shelf registration, which was declared effective by the SEC on September 29, 2003.

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

     During the past two years, we have increased operating expenses significantly as a foundation for us to stimulate growth in our market, and we expect to continue incurring significant operating expenses. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.

     Our business has grown during the past three years through both internal expansion and business acquisitions, and this has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 66 employees at September 30, 2001 to 112 employees at September 30, 2004. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

ALTHOUGH WE HAVE GENERATED OPERATING PROFITS FOR THE PAST THREE FISCAL YEARS, WE HAVE A PRIOR HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN THE MARKET PRICE OF OUR COMMON STOCK DECLINING.

     Although we have generated operating profits in the past three fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses may increase in the future reflecting the hiring of additional key personnel as we continued to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client companies. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors' price reductions. Our new marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and is expected to continue to result in a decline in our gross margins. If our sales do not increase as a result of these new strategies, our profitability will decline, and we may experience losses.

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

     Since June 2001, we have made five acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if future acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004 we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

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

     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

     o Linearity - Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition;

     o Significant Orders - We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are pulled into a quarter from a future quarter, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially; and

     o Seasonality - We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners' seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters.

     There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

     o the growth and changing requirements of the thin client segment of the PC market;

     o the quality, price, performance and total cost of ownership of our products compared to personal computers;

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

     We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Microsoft provides Windows to us, and we do not have access to the source code for certain versions of the Windows operating system. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if we are unable to license these operating systems on favorable terms, our operations may suffer.

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

ACTIONS TAKEN BY THE SCO GROUP (SCO) COULD IMPACT THE SALE OF LINUX AS AN OPERATING SYSTEM, NEGATIVELY AFFECTING SALES OF SOME OF OUR PRODUCTS.

     SCO has taken legal action against IBM and certain other corporations, and sent letters to Linux customers alleging that certain Linux kernels infringe on SCO's Unix intellectual property and other rights, and that SCO intends to aggressively protect those rights. While we are not a party to any legal proceeding with SCO, since some of our products use Linux as their operating system, SCO's allegations, regardless of merit, could adversely affect sales of such products. SCO has brought claims against certain end user customers of the Linux operating system and threatened to bring claims against other end-users of Linux for copyright violations arising out of the facts alleged in SCO's lawsuit against IBM. Some of these claims could be indemnified under indemnities we have given or may give to certain customers. In the event that claims for indemnification are brought against the customers that we have indemnified, we could incur expenses reimbursing the customers for their costs, and if the claims were successful, for damages.

BECAUSE WE DEPEND ON SOLE SOURCE, LIMITED SOURCE AND FOREIGN SOURCE SUPPLIERS FOR THE DESIGN AND MANUFACTURE OF OUR THIN CLIENT PRODUCTS AND FOR KEY COMPONENTS IN OUR THIN CLIENT APPLIANCE PRODUCTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD PREVENT US FROM SHIPPING CUSTOMER ORDERS ON TIME, IF AT ALL, AND RESULT IN LOST SALES. IN ADDITION, IF WE IMPLEMENT AN OUTSOURCING STRATEGY FOR OTHER FUNCTIONS, WE MAY FAIL TO REDUCE COSTS AND MAY DISRUPT OPERATIONS.

     We depend upon single source suppliers for the design and manufacture of our thin client appliance products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. The third party designers and manufacturers of our thin client products have access to our intellectual property which increases the risk of infringement or misappropriation of this intellectual property.

     We primarily rely on foreign suppliers, which subjects us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to us for our components. Severe Acute Respiratory Syndrome and similar medical crises could also disrupt manufacturing processes and result in quarantines being imposed in the future.

     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. Third parties design and produce these thin client appliances for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. We have accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier's cash liquidity constraints which may result in increased inventory levels and decreased cash balances. In addition, if the supplier is unable to resolve its cash liquidity constraints, we could face an interruption of supply of our products, resulting in a decline in our revenues and profits.

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

IF WE ARE UNABLE TO CONTINUE GENERATING SUBSTANTIAL REVENUES FROM INTERNATIONAL SALES OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     We derived a substantial portion of our revenue from international sales during fiscal 2004 and the first quarter of fiscal 2005. Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Although most of our international sales are denominated in US Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

     We derive a substantial portion of our revenue from sales made directly to IBM and through our other distributors. A significant portion of our other revenue was derived from sales to resellers. If our distributors were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors, none of which has accounted for more than 10% of our net revenues for fiscal 2004.

     As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM's customers. Sales directly to IBM have ranged from 17% to 18% of our net sales during the past two fiscal years. IBM is under no obligation to continue to actively market our products. In addition to our direct sales to IBM, IBM can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-users decisions to purchase our products even though the end-user may not purchase our products through IBM. While it is difficult to quantify the net revenues associated with these purchases we believe that these sales could be significant and can vary significantly from quarter to quarter.

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

RECENT AND PROPOSED REGULATIONS RELATED TO EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The Financial Accounting Standards Board has proposed changes to US GAAP that, if implemented, would require us and other companies to record a charge to earnings for employee stock option grants. This pending regulation would negatively impact our earnings. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

IN THE EVENT WE ARE UNABLE TO SATISFY REGULATORY REQUIREMENTS RELATING TO INTERNAL CONTROLS OVER FINANCIAL REPORTING, OR IF THESE INTERNAL CONTROLS ARE NOT EFFECTIVE, OUR BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls over financial reporting to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2005. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time, which could materially increase our operating expenses and accordingly reduce our net income. While we anticipate being able to fully implement the requirements relating to internal controls over financial reporting and all other aspects of
Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation. If our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors' interpretation of the requirements, rules or regulations are different than ours, then they may decline to attest to management's assessment or issue an adverse opinion on management's assessment and/or our internal controls over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectation to grow the company organically and through acquisitions; anticipated lower cash balances due to our accelerated payments to one of our suppliers; our commitment to investing in software development; our expectations regarding the growth of our revenues as a result of increased penetration of the PC market and our relationship with IBM; our expectations as to gross margins, research and development expenses, sales and marketing expenses, and general and administrative expenses for fiscal 2005; our acquisition of businesses and technologies; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate future acquisitions, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We earn interest income from our balances of cash, cash equivalents and short-term investments. This interest income is subject to market risk related to changes in interest rates that primarily affects our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy.

     As of September 30, 2004 and June 30, 2004, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004 (the "Evaluation Date"). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by us in our reports filed or furnished under the Exchange Act.

     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are being filed as part of this quarterly report on Form 10-Q:

     EXHIBIT
     NUMBERS      DESCRIPTION
     -------      -----------
     10.1         Asset Purchase Agreement between Neoware Systems, Inc. and
                  Visara International, Inc., dated September 22, 2004

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


                            NEOWARE SYSTEMS, INC.



Date: November 8, 2004      By: /s/ MICHAEL KANTROWITZ
                            --------------------------
                            Michael Kantrowitz
                            Chairman, President and Chief Executive Officer



Date:November 8, 2004       By: /s/ KEITH D. SCHNECK
                            ------------------------
                            Keith D. Schneck
                            Executive Vice President and Chief Financial Officer