Form 10-Q
period 2004-12-31
NEOWARE SYSTEMS INC
filed 2005-02-09
CIK 894743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2004

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

As of February 7, 2005, there were 16,145,196 outstanding shares of the Registrant's Common Stock.

NEOWARE SYSTEMS, INC.
INDEX

NEOWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

ASSETS	December 31, 2004	June 30, 2004

Current assets:
Cash and cash equivalents	$36,286	$17,119
Short-term investments	16,226	38,177
Accounts receivable, net	13,322	10,580
Inventories	3,847	795
Prepaid expenses and other	833	1,628
Deferred income taxes	643	643

Total current assets	71,157	68,942

Property and equipment, net	445	509
Goodwill	20,177	17,466
Intangibles, net	4,656	3,545
Deferred income taxes	145	145

	$96,580	$90,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,326	$5,685
Accrued compensation and benefits	1,792	1,534
Other accrued expenses	1,778	1,071
Income taxes payable	1,771	854
Deferred revenue	982	739

Total current liabilities	10,649	9,883

Deferred revenue	278	235

Total liabilities	10,927	10,118

Stockholders’ equity:
Preferred stock	—	—
Common stock	16	16
Additional paid-in capital	72,574	71,718
Accumulated other comprehensive income	1,791	936
Treasury stock, 100,000 shares at cost	(100)	(100)
Retained earnings	11,372	7,919

Total stockholders’ equity	85,653	80,489

	$96,580	$90,607

See accompanying notes to consolidated financial statements.

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

Net revenues	$20,471	$15,322	$36,774	$30,336
Cost of revenues	11,726	7,684	20,938	14,733

Gross profit	8,745	7,638	15,836	15,603

Sales and marketing	3,178	3,377	6,281	6,342
Research and development	769	687	1,433	1,408
General and administrative	1,647	1,478	3,005	2,935

Operating expenses	5,594	5,542	10,719	10,685

Operating income	3,151	2,096	5,117	4,918

Foreign exchange loss	(214)	—	(237)	—
Interest income, net	193	94	352	177

Income before income taxes	3,130	2,190	5,232	5,095
Income taxes	1,064	795	1,779	1,836

Net income	$2,066	$1,395	$3,453	$3,259

Earnings per share:
Basic	$0.13	$0.09	$.22	$0.21

Diluted	$0.13	$0.09	$.21	$0.20

Weighted average number of common
shares outstanding:
Basic	15,754	15,743	15,726	15,594

Diluted	16,188	16,285	16,111	16,282

See accompanying notes to consolidated financial statements.

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
 (unaudited)

	Six Months Ended December 31,

	2004	2003
Cash flows from operating activities:
Net income	$3,453	$3,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130	136
Amortization of intangibles	647	503
Tax benefit on stock option exercises	121	1,618
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(2,742)	1,819
Inventories	(3,052)	33
Prepaid expenses and other	796	(107)
Accounts payable	(1,359)	(573)
Accrued compensation and benefits	258	(353)
Other accrued expenses	707	(47)
Income taxes payable	921	(21)
Deferred revenue	285	186

Net cash provided by operating activities	165	6,453

Cash flows from investing activities:
Purchase of the Visara thin client business	(3,799)	—
Purchase of the TeemTalk software business	—	(9,995)
Purchases of short-term investments	(20,233)	(22,056)
Sales of short-term investments	42,184	14,414
Purchase of intangible assets	—	(125)
Purchases of property and equipment	(66)	(106)

Net cash provided by (used in) investing activities	18,086	(17,868)

Cash flows from financing activities:
Repayments of capital leases	(5)	(3)
Proceeds from issuance of common stock, net of expenses	—	24,609
Expenses for prior issuance of common stock	—	(3)
Exercise of stock options and warrants	735	830

Net cash provided by financing activities	730	25,433

Effect of foreign exchange rate changes on cash	186	(28)

Increase in cash and cash equivalents	19,167	13,990
Cash and cash equivalents, beginning of period	17,119	26,014

Cash and cash equivalents, end of period	$36,286	$40,004

Supplemental disclosures:
Cash paid for income taxes	$46	$264

See accompanying notes to consolidated financial statements.

NEOWARE SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
(unaudited)

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

Note 2.    Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123R) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its financial statements.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. Pursuant to FSP No. 109-1, the deduction should be accounted for as a special deduction in accordance with SFAS No. 109 rather than as a tax rate reduction. FSP No. 109-1 is effective upon issuance. The Company is eligible for this deduction beginning in fiscal 2006 and will account for it as a special deduction. The Company has not yet determined the impact that this deduction will have on its effective rate in fiscal 2006.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Asset’s” an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006. The adoption of SFAS No. 153 will not have any effect on the Company’s financial statements.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (Job Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 is effective immediately and the Job Act was enacted in October 2004. FSP No. 109-2 allows for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, the Company has not adjusted amounts that have been reinvested in foreign jurisdictions under APB No. 23, “Accounting for Income Taxes — Special Areas,” to reflect the repatriation provisions of the Jobs Act.

Note 3.    Stock-Based Compensation

     The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation” and FAAS No. 148 “Accounting for Stock Based Compensation Transition and Disclosure.” Had compensation cost been recognized consistent with SFAS No. 123 and SFAS No. 148, the Company’s consolidated net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
Net income
As reported	$2,066	$1,395	$3,453	$3,259
Less:
Total stock-based employee
compensation expense determined
under the fair value based method
for all awards, net of tax	(727)	(774)	(1,366)	(1,435)

Pro forma	$1,339	$621	$2,087	$1,824

Basic earnings per share:
As reported	$0.13	$0.09	$0.22	$0.21

Pro forma	$0.08	$0.04	$0.13	$0.12

Diluted earnings per share:
As reported	$0.13	$0.09	$0.21	$0.20

Pro forma	$0.08	$0.04	$0.13	$0.11

     The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70% - 126%, and risk-free interest rates of 2.1% - 6.8%.

     In December 2004 the Company’s stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”) and the 1995 Stock Option Plan (“1995 Plan”) and the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) were terminated as to any shares then available for future grant. The 2004 Plan permits the Company to grant equity-based awards to its directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the existing plans on or after December 1, 2004.

Note 4.   Business Combination

     On January 27, 2005, the Company acquired all of the outstanding stock of Mangrove Systems SAS (“Mangrove”), a privately held provider of Linux software solutions, for $2.6 million in cash and 153,682 shares of the Company’s common stock valued at $1.3 million plus an earn-out based upon performance. The acquisition will be accounted for using the purchase method of accounting and the results of operations of Mangrove will be included in the Company’s statements of operations from the date of the acquisition.

     On January 12, 2005 the Company entered into an Asset Purchase Agreement to acquire the TeleVideo, Inc. (“TeleVideo”); thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5.0 million in cash plus an earn-out based upon performance. The boards of both companies have approved the transaction, and the two majority stockholders of TeleVideo owning approximately 62% of its common stock have executed a written consent approving the transaction. Therefore, no further stockholder action will be required to approve the transaction, and TeleVideo will not hold a stockholders meeting in connection with the transaction. TeleVideo will file an information statement with the Securities and Exchange Commission and, subject to clearance by the SEC, will distribute it to its stockholders. The acquisition is expected to close in March 2005. The acquisition will be accounted for using the purchase method of accounting and results of operations of TeleVideo will be included in the Company's statements of operations from the date of acquisition.

     On September 22, 2004, the Company acquired the thin client business of Visara International, Inc. (referred to as the “Visara business”), for $3.8 million in cash, including transaction costs, plus an earn-out based upon performance. The Company acquired substantially all of the assets of the Visara business, including primarily customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The Company has completed the preliminary allocation of the purchase price, based on an independent valuation, as follows: $2.1million to goodwill, $1.0 million to acquired technology and $650,000 to customer relationships. The allocation of the purchase price will be adjusted once the final valuation of assets acquired is completed. The results of operations of the Visara business have been included in the Company’s statements of operations from the date of the acquisition.

     The following unaudited pro forma information presents the results of the Company’s operations as though the Visara acquisition had been completed as of July 1, 2003. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2003 or the results that may occur in the future (in thousands, except per share data):

	Six Months Ended December 31,

	2004	2003

Total net revenue	$38,125	$34,506
Net income	3,490	3,251
Basic earnings per share	0.22	0.21
Diluted earnings per share	0.22	0.20

Note 5.    Goodwill and Intangible Assets

     The carrying amount of goodwill was $20.2 million and $17.5 million at December 31, 2004 and June 30, 2004, respectively. The increase in goodwill is due to the acquisition of the Visara business (See Note 4) and the impact of changes in foreign exchange rates.

     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets (in thousands):

		December 31, 2004

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$266	$—	$266
Customer relationships	2-4 years	1,232	460	772
Distributor relationships	5 years	2,325	1,381	944
Acquired technology	5-10 years	3,368	694	2,674

		$7,191	$2,535	$4,656

		June 30, 2004

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$259	$—	$259
Customer relationships	2 years	546	273	273
Distributor relationships	5 years	2,325	1,149	1,176
Acquired technology	5-10 years	2,253	416	1,837

		$5,383	$1,838	$3,545

     The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Customer relationships	$123	$125	$191	$125
Distributor relationships	116	110	233	220
Acquired technologies	137	82	223	158

	$376	$317	$647	$503

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

     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

Future
Year Ending June 30,	Amortization

Remainder of fiscal 2005	$744
2006	1,111
2007	861
2008	671
2009	677
2010 through 2013	326

$4,390

Note 6.   Comprehensive Income

     Excluding net income, the Company’s sources of other comprehensive income are unrealized income relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net income	$2,066	$1,395	$3,453	$3,259
Foreign currency translation adjustment	850	664	855	677

Comprehensive income	$2,916	$2,059	$4,308	$3,936

Note 7.   Revenue Recognition

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

     Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified updates and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the related support period.

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

     Product warranty costs are accrued at the time the related revenues are recognized.

Note 8.    Major Customers and Dependence on Suppliers

     The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue and accounts receivable balances:

	Three Months Ended		Six Month Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net revenues
IBM	23%	12%	20%	13%
North American distributor	13%	*	11%	*
European distributor	*	10%	*	*

	December 31,

	2004	2003

Accounts receivable
IBM	18%	12%
North American distributor	10%	*
European distributor	14%	10%

     (*) Amounts do not exceed 10% for such period

     IBM and the Company’s distributors resell the Company’s products to individual resellers and/or end-users. The percentage of revenue derived from IBM, individual distributors, resellers or end-users can vary significantly from quarter to quarter. In addition to the Company’s direct sales to IBM, IBM can purchase the Company’s products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decision to purchase the Company’s products even though the end-user may not purchase the Company’s products through IBM. While it is difficult to quantify the net revenues associated with these purchases, the Company believes that these sales are significant and can vary significantly from quarter to quarter.

     For the three months ended December 31, 2004 and 2003 revenues from Europe, the Middle East and Africa, based on the location of the Company’s primary selling activities with its customers accounted for 33% and 39%, respectively, of net revenues. Sales to the United Kingdom accounted for 11% of net revenue for the three months ended December 31, 2004 and 2003. For the six months ended December 31, 2004 and 2003 revenues from Europe, the Middle East and Africa, based on the location of the Company’s primary selling activities with its customers accounted for 32% and 38%, respectively of net revenues. Sales to the United Kingdom accounted for 14% of net revenue for the six months ended December 31, 2004. No single international region accounted for more than 10% of net revenue for the six months ended December 31, 2003.

     The Company depends upon a limited number of sole source suppliers for its thin client appliance products and for several of the components in them. One of the Company’s suppliers who supplies a substantial portion of the Company’s thin client products has informed the Company that it is experiencing cash liquidity constraints and is evaluating and undertaking financial restructuring actions. As a result, the Company has agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and the Company anticipates continuing this practice until such time as the supplier’s cash liquidity situation is resolved. Accordingly, inventory levels at December 31, 2004 increased and may continue to increase and the Company’s cash balances may decrease, although the Company’s management does not believe that such changes have had or will have a material adverse impact on its financial condition. In the event that the supplier is unable to resolve its cash liquidity constraints, the Company could face an interruption in the supply of a substantial portion of its products. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit the Company’s ability to ship product to fully meet customer demand. If this were to happen, the Company’s revenue would decline and its profitability would be adversely impacted.

     The Company also depends on limited sources to supply several other industry standard components and relies on certain foreign suppliers, which also subject the Company to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to the Company for its components.

Note 9.    Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	December 30, 2004	June 30, 2004

Purchased components and subassemblies	$295	$234
Finished goods	3,552	561

	$3,847	$795

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

Note 11.    Short-term Borrowings

     In December 2004, the Company entered into an Offering Basis Loan Agreement with a bank under which the Company can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide the Company with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the three months ended December 31, 2004.

     Prior to entering into the Offering Basis Loan Agreement the Company had a line of credit agreement with a bank, which provided for borrowings up to $2.0 million subject to certain limitations, as defined. The line of credit matured on December 31, 2004. During the six months ended December 31, 2004 and 2003, there were no borrowings under the line.

Note 12.     Earnings per Share

     The Company applies SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net income	$2,066	$1,395	$3,453	$3,259

Weighted average shares outstanding:
Basic	15,754	15,743	15,726	15,594
Effect of dilutive employee stock options	434	529	385	673
Effect of dilutive warrants	—	13	—	15

Diluted	16,188	16,285	16,111	16,282

Earnings per common share:
Basic	$0.13	$0.09	$0.22	$0.21

Diluted	$0.13	$0.09	$0.21	$0.20

     The following table sets forth the potential common shares that were excluded from the dilutive earnings per share computations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Employee stock options	1,621	225	1,392	129
Warrants	13	—	13	—

	1,634	225	1,405	129

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

     Warranty

     The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company actively monitors and evaluates the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. During fiscal 2004, the Company began providing for a three-year warranty period. As of December 31, 2004, the Company’s standard warranty service period ranges from one to three years.

     The changes in the Company’s warranty liability are as follows for the six months ended December 31, 2004 (in thousands):

Accrued warranty cost at June 30, 2004	264
Provisions for warranties issued	168
Settlements made	(87)

Accrued warranty cost at December 31, 2004	345

Note 14.    Related Party Transactions

     For the six months ended December 31, 2003, the Company had sales of $113,000, to a customer of which one of the Company’s directors is an executive officer and director.

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

Revenues from Europe, the Middle East and Africa, (“EMEA”) based on the location of our customers, were as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2004	2003	% Change	2004	2003	% Change

EMEA revenues	$6,758	$6,021	12%	$11,792	$11,446	3%
Percentage of net
revenues	33%	39%		32%	38%

      Strategy

     The market for thin client appliances is part of the enterprise personal computers (PC) market. We market our thin client appliances as alternatives to PCs in certain target markets. Our strategies are to focus on introducing new products that compete more effectively with PCs, increasing sales to large enterprise customers, primarily through our relationship with IBM, and secondarily through other resellers and directly to end-users, and to execute marketing initiatives designed to grow the thin client segment of the PC industry. We expect that the combination of these actions, including the introduction of new products, will result in increased revenues with overall gross profit margins in approximately the 40% to 45% range in calendar 2005.

     We expect to continue to grow the company organically and through acquisitions. Our acquisition strategy is focused on acquiring businesses with products that can be sold through our existing channels to the same end user customers, leveraging our existing organization. On January 27, 2005, the Company acquired all of the outstanding stock of Mangrove Systems SAS, a privately held provider of Linux software solutions and on January 12, 2005 the Company entered into an Asset Purchase Agreement to acquire the TeleVideo, Inc. thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. We intend to continue to evaluate strategic acquisitions and partnerships in the future.

Financial Highlights

     Net revenue, gross profit margin and earnings per share are key measurements of our financial results. For the second quarter of fiscal 2005, net revenue was $20.5 million, an increase of 34% from the same period in fiscal 2004. Gross profit margins were 43% in the second quarter of fiscal 2005 as compared to 50% in the same period in fiscal 2004. This decrease was consistent with our strategy to compete more effectively with personal computers and to pursue large enterprise customers. Diluted earnings per share were $0.13 in the second quarter of fiscal 2005, compared to $0.09 in the same period in fiscal 2004. For the first half of fiscal 2005, net revenue was $36.8 million, an increase of 21% from the same period in fiscal 2004. Gross profit margins were 43% in the first half of fiscal 2005 as compared to 51% in the same period in fiscal 2004. Diluted earnings per share were $0.21 in the first half of fiscal 2005, compared to $0.20 in the same period in fiscal 2004.

     We have a significant balance of cash and short-term investments. As of December 31, 2004, our cash, cash equivalents and short- term investments were $52.5 million, compared to $55.3 million at June 30, 2004, which represented approximately 72% of tangible assets. We used $3.8 million in the first half of fiscal 2005 to acquire the Visara business. We utilize cash in ways that our management believes provides an optimal return on investment. Cash has principally been used to acquire businesses. Subsequent to December 31, 2004 we used $2.6 million of cash and issued 153,683 common shares valued at $1.3 million to acquire Mangrave and entered into an Asset Purchase Agreement to acquire the TeleVideo thin client business which requires the payment of $5.0 million upon consummation of the transaction.

     One of our suppliers who provides a substantial portion of our products has informed us that it is experiencing cash liquidity constraints and is evaluating and undertaking financial restructuring actions. As a result, we have agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and we anticipate continuing this practice until such time as the supplier’s cash liquidity situation is resolved. Accordingly, inventory levels at December 31, 2004 increased and may continue to increase and our cash balances may decrease, although management does not believe that such changes have had or will have a material adverse impact on our financial condition. In the event that the supplier is unable to resolve its cash liquidity constraints, we could face an interruption in the supply of a substantial portion of our products. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and our profitability would be adversely impacted.

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

     These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended June 30, 2004 for further discussion of the Company’s accounting policies and estimates.

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

     Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period historically have been and are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the related support period.

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

     Collection is Probable

     We make judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have had a history of successful collections. New customers are subjected to a credit review process to evaluate the customer’s financial position and ability to pay. If we determine at the outset of an arrangement that collection is not probable, revenue is recognized upon receipt of payment.

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

     We assess the realizability of goodwill and intangible assets with indefinite useful lives pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. We are required to perform a SFAS No. 142 impairment test at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment. The test for goodwill is a two-step process:

     First, we compare the carrying amount of our reporting unit, which is the book value of the entire Company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed.

If the second part of the analysis is required, we allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

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

     We have not recorded an impairment loss on goodwill or other long-lived assets. At December 30, 2004, goodwill and amortizable intangible assets are $20.2 million and $4.7 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets.

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

Results of Operations

Net Revenues

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2004	2003	% Change	2004	2003	% Change

Net revenues	$20,471	$15,322	34%	$36,774	$30,336	21%

     We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in the second quarter and the first half of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of increased unit sales of our thin client appliance products. We believe the increases were primarily driven by sales growth from increasing market acceptance of thin client products.

     In calendar 2005 we expect total net revenue to increase 20% to 30% over the same period in calendar 2004, as a result of increased penetration of the PC market, continued growth of our relationship with IBM, and the acquisitions we recently completed.

Cost of Revenues and Gross Profit Margin

	Three Months Ended December 31,			Six Months Ended December 31,

	2004	2003	% Change	2004	2003	% Change

Cost of revenues	$11,726	$7,684	53%	$20,938	$14,733	42%
Gross profit margin	43%	50%		43%	51%

     Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders and deliver services, and distribution costs.

     The increase in cost of revenues in the second quarter and the first half of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of the additional cost associated with increased unit sales of our thin client appliance products (51% and 41%, respectively).

     We have benefited from manufacturing efficiencies and component cost reductions achieved through our outsourced offshore manufacturing model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers. Changes in this model could have a significant impact on our gross profit margins.

     Gross margins declined as planned and are expected to fluctuate in the future due to changes in product mix, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client appliance systems and software and changes in the cost of thin client appliances, memory and other components. Accordingly, in calendar 2005 we expect gross margins to be in the range of 40% to 45%.

Selling and Marketing

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2004	2003	% Change	2004	2003	% Change

Selling and marketing	$3,178	$3,377	(6) %	$6,281	$6,342	(1)%
As a percentage of revenue	16%	22%		17%	21%

     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. The decrease in selling and marketing expense in the second quarter of fiscal 2005 over the same period in fiscal 2004 is primarily due to a decrease in head count.

     We expect sales and marketing expenses to grow during calendar 2005 and to remain relatively constant as a percentage of revenue. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Research and Development

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2004	2003	% Change	2004	2003	% Change

Research and development	$769	$687	12%	$1,433	$1,408	2%
As a percentage of revenue	4%	4%		4%	5%

     Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The increase in research and development expense in the second quarter of fiscal 2005 over the same period in fiscal 2004 is primarily the result of an increase in compensation levels.

     We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to grow during calendar 2005 and to increase as a percentage of revenue.

General and Administrative

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2004	2003	% Change	2004	2003	% Change

General and administrative	$1,647	$1,478	11%	$3,005	$2,935	2%
As a percentage of revenue	8%	10%		8%	10%

     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance and fees related to the obligations of a public company and fees for legal, audit and tax services. The increase in general and administrative expenses in the second quarter of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of an increase in compensation levels, partially offset by a decrease in the provision for doubtful accounts.

     We expect general and administrative expenses to grow during calendar 2005 and to grow slightly as a percentage of revenue.

Income Taxes

	Three Months Ended			Six Months Ended
	December 31,			December 31,

	2004	2003	% Change	2004	2003	% Change

Income taxes	$1,064	$795	34%	$1,779	$1,836	(3)%
As a percentage of revenue	5%	5%		5%	6%
Effective tax rate	34%	36%		34%	36%

     Our effective tax rate in the second quarter and first half of fiscal 2005 differed from the combined federal and state statutory rates due primarily to the tax benefit from the Extraterritorial Income Exclusion (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. The decrease in our effective tax rate in the second quarter and first half of fiscal 2005 over the same periods in fiscal 2004 is primarily due to the fact that no EIE tax benefit was recorded in the second quarter or first half of fiscal 2004 because the EIE benefit had not been claimed.

     In October 2004 the EIE was repealed and will be phased out through calendar year 2006. Absent other changes that could impact our effective tax rate, such as the implementation of tax strategies that we are currently evaluating, we expect our effective tax rate to be 34% for fiscal 2005 and to increase two percentage points as the EIE is phased out over the next two years; however, the impact of the manufacturing deduction for the Jobs Creation Act has not been determined at this time and could have a favorable impact on our effective income tax rate beginning in fiscal 2006.

Liquidity and Capital Resources

     As of December 31, 2004, we had net working capital of $60.5 million consisting primarily of cash and cash equivalents, short-term investments and accounts receivable. Our principal sources of liquidity include $52.5 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the three months ended December 31, 2004.

     Cash and cash equivalents and short-term investments decreased by $2.8 million during the first half of fiscal 2005, primarily as a result of the acquisition of the Visara business, partially offset by the exercise of stock options. Subsequent to December 31, 2004 we used $2.6 million of cash and issued 153,682 common shares valued at $1.3 million to acquire Mangrove and entered into an Asset Purchase Agreement to acquire the TeleVideo thin client business which requires to payment of $5.0 million upon consummation of the transaction.

     Cash flows provided by operating activities: Our largest source of operating cash flows are payments from our customers for the purchase of our products. Our primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flow from operating activities decreased in the first half of fiscal 2005 compared to the same period in fiscal 2004 primarily due to, an increase in accounts receivable and an increase in inventory. Inventory primarily increased as a result of advance purchases of inventory due to our primary supplier’s financial condition. Additionally, accounts payable decreased, which was offset by an increase in income taxes payable.

     Cash flows used in investing activities: The cash out flows from investing activities in the first half of fiscal 2005 relate to the acquisition of the Visara business and a decrease in the net purchase of short-term investments. We typically purchase short-term investments with surplus cash.

     Cash flows provided by financing activities: The cash in flows from financing activities in the first half of fiscal 2005 was primarily the result of the exercise of employee stock options.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2004:

	Year Ending June 30,
	(in thousands)

	Remainder of
	2005	2006	Total

Product purchase obligations	$4,838	$—	$4,838
Operating and capital leases	313	216	529
Other purchase obligations	112	—	112

	$5,263	$216	$5,479

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

     Our business has grown during the past three years through both internal expansion and business acquisitions, and this has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 89 employees at December 31, 2001 to 116 employees at December 31, 2004. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

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

     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed 20 costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors' price reductions. Our new marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and is expected to continue to result in a decline in our gross margins. If our sales do not increase as a result of these new strategies, our profitability will decline, and we may experience losses.

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

     Since June 2001, we have made six acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if future acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004 we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

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

     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Linearity - Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition;
•	Significant Orders - We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are pulled into a quarter from a future quarter, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially; and
•	Seasonality – We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters.

     There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

•	the growth and changing requirements of the thin client segment of the PC market;
•	the quality, price, performance and total cost of ownership of our products compared to personal computers;
•	the availability, price, quality and performance of competing products and technologies; and
•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

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

Actions taken by the SCO Group (SCO) could impact the sale of our Linux products, negatively affecting sales of some of our products.

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

     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. Third parties design and produce these thin client appliances for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. We have accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints which increased inventory at December 31, 2004 and may continue to increase inventory levels and to decrease cash balances. In addition, if the supplier is unable to resolve its cash liquidity constraints, we could face an interruption of supply of our products, resulting in a decline in our revenues and profits.

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

     We derive a substantial portion of our revenue from international sales . Our ability to sell our products internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Although most of our international sales are denominated in US Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

     We derive a substantial portion of our revenue from sales made directly to IBM and through our other distributors. A significant portion of our other revenue was derived from sales to resellers. If our distributors were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors.

     As a result of our alliance with IBM, we rely on IBM for distribution of our products to IBM's customers. Sales directly to IBM have ranged from 12% to 18% of our net sales during the past two fiscal years. IBM is under no obligation to continue to actively market our products. In addition to our direct sales to IBM, IBM can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-users decisions to purchase our products even though the end-user may not purchase our products through IBM. While it is difficult to quantify the net revenues associated with these purchases we believe that these sales could be significant and can vary significantly from quarter to quarter.

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

     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123R) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006 and expect that it will have a material impact on our financial statements In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these new regulations, it may be more difficult or expensive for us to grant options to employees, we will incur increased compensation costs, and we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

In the event we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

     The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls over financial reporting to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2005. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time, which could materially increase our operating expenses and accordingly reduce our net income. While we anticipate being able to fully implement the requirements relating to internal controls over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation. If our independent registered public accountants are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors’ interpretation of the requirements, rules or regulations are different than ours, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal controls over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

We license our TeemTalk and Mangrove software to other thin client providers who may choose to license alternative products from other suppliers who are not their competitors.

     We license our TeemTalk and Mangrove software to certain of our competitors, including Wyse Technology, Hewlett Packard and VXL. Although it is our strategy to continue to generate sales of this software by licensing it to other thin client vendors, these vendors may seek alternative products from suppliers who are not their direct competitors. If we were to lose one or more of these customers, our revenue and profits would decline.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectation regarding gross profit margins and increased revenues in calendar 2005 as the result of our marketing strategy to compete more effectively with PCs; our consummation of our acquisition of the TeleVideo thin client business; our expectation to grow the company organically and through acquisitions; anticipated lower cash balances and increased inventory levels due to our accelerated payments to one of our suppliers; our commitment to continue investing in software development; our expectations regarding the growth of our revenues as a result of increased penetration of the PC market and our relationship with IBM; our expectations as to revenues, gross margins, research and development expenses, sales and marketing expenses, and general and administrative expenses for calendar 2005 and our effective tax rate for fiscal 2005; our acquisition of businesses and technologies; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate future acquisitions (including the TeleVideo acquisition), adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

     As of December 31, 2004 and June 30, 2004, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Item 4.   Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by us in our reports filed or furnished under the Exchange Act.

     There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     On December 1, 2004, the Company held its Annual Meeting of Stockholders. The Stockholders voted to elect five members to the Board of Directors and on proposals to approve the Company’s 2004 Equity Incentive Plan and to ratify the selection of KPMG LLP as the Company's independent registered public accountants for the fiscal year ending June 30, 2005.

     Elected to the Board of Directors were Michael G. Kantrowitz (13,064,390 shares voted for election and 866,786 shares were withheld), John M. Ryan (13,050,954 shares voted for election and 880,222 shares were withheld), Christopher G. McCann (12,872,243 shares voted for election and 1,058,933 shares were withheld), John P. Kirwin, III (13,104,046 shares voted for election and 790,770 shares were withheld) and David D. Gathman (13,137,996 shares voted for election and 793,180 shares were withheld).

     The proposal to approve the 2004 Equity Incentive Plan was approved, with 4,629,967 shares voting against, 2,522,622 shares voting in favor, 29,965 shares abstaining, and 6,748,622 broker non-votes.

     The proposal to select of KPMG LLP as the Company's independent registered public accountants was ratified, with 13,562,553 shares voting in favor of ratification, 355,648 shares voting against ratification and 12,975 shares abstaining.

Item 5.   Other Information

     As reported in Item 4 of Part II of this report, our stockholders approved the Neoware Systems, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) at the Annual Meeting of Stockholders held on December 1, 2004. Our Board of Directors adopted the 2004 Plan on October 19, 2004, subject to stockholder approval. The 2004 Plan terminates our 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) and 1995 Stock Option Plan (the “1995 Plan”) as to any shares available for grant under such plans after December 1, 2004. As approved by our stockholders, 1,500,000 shares of newly authorized Common Stock are available for grant under the 2004 Plan, in addition to up to 1,750,000 shares of our Common Stock subject to outstanding options under the 2002 Plan and 1995 Plan if such options terminate, expire or are canceled without having been exercised on or after December 1, 2004. A description of the terms and conditions of the 2004 Plan, along with a copy of the 2004 Plan, was included in our definitive Proxy Statement dated October 25, 2004 filed with the Securities and Exchange Commission on October 25, 2004 and furnished in connection with our Annual Meeting of Stockholders held on December 1, 2004, and incorporated by reference.

     On December 1, 2004, options to acquire a total of 145,000 shares of our common stock were granted to three executive officers pursuant to the terms of the 2004 Plan and one executive officer pursuant to the terms of the 2002 Plan. In addition, each non-employee director received an automatic grant of options to acquire 7,500 shares pursuant to the 2004 Plans.

     At a meeting held on January 20, 2005, our Board of Director approved an amendment to the 2004 Plan (the “Amendment”) allowing the committee of the Board of Directors that administers the 2004 Plan to determine the amount of time, up to a maximum of 12 months, an outstanding stock option or stock appreciation right may remain exercisable after the death of a participant under the 2004 Plan. Prior to the Amendment, the 2004 Plan provided that an option or stock appreciation right would remain exercisable for a period of 12 months after the death of the participant.

     The descriptions of the 2004 Plan and the Amendment set forth above are qualified in their entireties by reference to the 2004 Plan and the Amendment filed with this report as Exhibits 10.1 and 10.2.

Item 6. Exhibits

The following exhibits are being filed as part of this quarterly report on Form 10-Q:

Exhibit
Numbers		Description
10.1	*†	2004 Equity Incentive Plan

10.2	*†	Amendment to 2004 Equity Incentive Plan (effective January 20, 2005)

10.3	*†	Form of Annual Director Grant Agreement under the Registrant's 2004 Equity Incentive Plan

10.4	*†	Form of Incentive Stock Option Award Agreement under the Registrant's 2004 Equity Incentive Plan

10.5	*	Form of Stock Option Award Agreement for Optionees Residing in France under the Registrant's
2004 Equity Incentive Plan

10.6	*†	Form of Non-Qualified Stock Option Award Agreement under the Registrant's 2004 Equity
Incentive Plan

10.7	*†	2004 Executive Bonus Plan

10.8	*†	Compensation Arrangement between the Registrant and Peter Bolton dated December 1, 2004

31.1	*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware
Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of
Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of
Neoware Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware
Systems, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed herewith.

†		Management contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

NEOWARE SYSTEMS, INC.

Date:	February 9, 2005	By: /s/ MICHAEL KANTROWITZ
Michael Kantrowitz
Chairman, President and Chief Executive Officer

Date:	February 9, 2005	By: /s/ KEITH D. SCHNECK
Keith D. Schneck
Executive Vice President and Chief Financial Officer