Form 10-Q
period 2005-03-31
NEOWARE SYSTEMS INC
filed 2005-05-10
CIK 894743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

Form 10-Q
____________________________

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

Yes               No

As of May 6, 2005, there were 16,089,319 outstanding shares of the Registrant's Common Stock.

NEOWARE SYSTEMS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Back to Contents

NEOWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)

	March 31,	June 30,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$39,087	$17,119
Short-term investments	6,233	38,177
Accounts receivable, net	13,891	10,580
Inventories	2,978	795
Prepaid expenses and other	1,271	1,628
Deferred income taxes	643	643

Total current assets	64,103	68,942

Property and equipment, net	414	509
Goodwill	27,775	17,466
Intangibles, net	10,038	3,545
Deferred income taxes	145	145

	$102,475	$90,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,264	$5,685
Accrued compensation and benefits	1,624	1,534
Other accrued expenses	2,857	1,071
Income taxes payable	2,326	854
Deferred revenue	989	739

Total current liabilities	13,060	9,883

Deferred revenue	310	235

Total liabilities	13,370	10,118

Stockholders’ equity:
Preferred stock	—	—
Common stock	16	16
Additional paid-in capital	74,571	71,718
Accumulated other comprehensive income	1,479	936
Treasury stock, 100,000 shares at cost	(100)	(100)
Retained earnings	13,139	7,919

Total stockholders’ equity	89,105	80,489

	$102,475	$90,607

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net revenues	$19,001	$15,750	$55,775	$46,086
Cost of revenues	10,748	8,326	31,686	23,059

Gross profit	8,253	7,424	24,089	23,027

Sales and marketing	3,100	3,442	9,381	9,785
Research and development	866	712	2,299	2,120
General and administrative	1,843	1,527	4,848	4,462

Operating expenses	5,809	5,681	16,528	16,367

Operating income	2,444	1,743	7,561	6,660

Foreign exchange loss	(7)	—	(243)	—
Interest income, net	241	109	594	287

Income before income taxes	2,678	1,852	7,912	6,947
Income taxes	913	194	2,692	2,030

Net income	$1,765	$1,658	$5,220	$4,917

Earnings per share:
Basic	$0.11	$0.11	$0.33	$0.31

Diluted	$0.11	$0.10	$0.32	$0.31

Weighted average number of common
shares outstanding:
Basic	16,061	15,769	15,836	15,652

Diluted	16,404	16,171	16,207	15,942

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (unaudited)

	Nine Months Ended
	March 31,

	2005	2004
Cash flows from operating activities:
Net income	$5,220	$4,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199	209
Amortization of intangibles	1,117	782
Tax benefit on stock option exercises	385	1,708
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(3,013)	(94)
Inventories	(1,523)	24
Prepaid expenses and other	595	(650)
Accounts payable	(479)	1,317
Accrued compensation and benefits	229	(2)
Other accrued expenses	948	98
Income taxes payable	1,485	67
Deferred revenue	292	284

Net cash provided by operating activities	5,455	8,660

Cash flows from investing activities:
Purchase of the Visara thin client business	(3,805)	—
Purchase of the ThinTune thin client business	(10,119)	—
Purchase of the Mangrove Systems, SAS	(2,829)	—
Purchase of the TeemTalk software business	—	(9,995)
Purchases of short-term investments	(20,233)	(50,187)
Sales of short-term investments	52,239	21,153
Purchase of intangible assets	—	(125)
Purchases of property and equipment	(90)	(129)

Net cash provided by (used in) investing activities	15,163	(39,283)

Cash flows from financing activities:
Repayments of capital leases	(5)	(4)
Proceeds from issuance of common stock, net of expenses	—	24,609
Expenses for prior issuance of common stock	—	(3)
Exercise of stock options and warrants	1,168	834

Net cash provided by financing activities	1,163	25,436

Effect of foreign exchange rate changes on cash	187	(4)

Increase (decrease) in cash and cash equivalents	21,968	(5,191)
Cash and cash equivalents, beginning of period	17,119	26,014

Cash and cash equivalents, end of period	$39,087	$20,823

Supplemental disclosures:
Cash paid for income taxes	$60	$264
Issuance of common stock for purchase of Mangrove Systems, SAS	$1,300	$—

See accompanying notes to consolidated financial statements.

Back to Contents

NEOWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004, filed with the Securities and Exchange Commission on September 13, 2004.

Note 2. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Management is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its financial statements.

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

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Asset’s” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006.

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

Back to Contents

FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 is effective immediately and the Job Act was enacted in October 2004. FSP No. 109-2 allows for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, the Company has not adjusted amounts that have been reinvested in foreign jurisdictions under APB No. 23, “Accounting for Income Taxes-Special Areas,” to reflect the repatriation provisions of the Jobs Act.

Note 3. Stock-Based Compensation

     The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation” and SFAS No. 148 “Accounting for Stock Based Compensation Transition and Disclosure.” Had compensation cost been recognized consistent with SFAS No. 123 and SFAS No. 148, the Company’s consolidated net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004
Net income
As reported	$1,765	$1,658	$5,220	$4,917
Less:
Total stock-based employee
compensation expense determined
under the fair value based method
for all awards, net of tax	(762)	(871)	(2,128)	(2,369)

Pro forma	$1,033	$787	$3,092	$2,548

Basic earnings per share:
As reported	$0.11	$0.11	$0.33	$0.31

Pro forma	$0.06	$0.05	$0.20	$0.16

Diluted earnings per share:
As reported	$0.11	$0.10	$0.32	$0.31

Pro forma	$0.06	$0.05	$0.19	$0.16

     The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70% -126%, and risk-free interest rates of 2.1% - 6.8%.

     In December 2004 the Company’s stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”) and the 1995 Stock Option Plan (“1995 Plan”) and the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) were terminated as to any shares then available for future grant. The 2004 Plan permits the Company to grant equity-based awards to its directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the existing plan on or after December 1, 2004.

Note 4. Business Combination

Qualystem Technology S.A.S.

     On April 4, 2005, the Company acquired all of the outstanding stock of Qualystem Technology S.A.S. (“Qualystem”), a privately held provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients, for $3.4 million in cash plus a potential earn-out based upon performance. The acquisition will be accounted for using the purchase method of accounting and the results of operations of Qualystem will be included in the Company’s statements of operations from the date of the acquisition.

Back to Contents

Thintune Thin Client Business

     On March 5, 2005, the Company acquired the Thintune thin client business of eSeSIX Computer GmbH (“eSeSIX Computer”) which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements and on March 4, 2005 acquired all of the outstanding stock of eSeSIX Information-Technologies (“eSeSIX Tech”), eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer together with eSeSIX Tech are collectively referred to as the Thintune thin client business. The purchase consideration was $10.1 million in cash, including transaction costs, plus a potential earn-out based upon performance.

     The preliminary allocation of the purchase price that follows was based upon our estimates and assumptions and are subject to change upon the receipt of the independent valuation report (in thousands).

Cash	$28
Inventory	660
Services to be provided by eSeSIX Computer	199
Other assets	194
Warranty liability assumed	(448)
Other liabilities	(142)
Intangibles	4,245
Goodwill	5,411

$10,147

     The results of operations of the Thintune business have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Thintune business as if the acquisition was consummated on July 1, 2003.

Mangrove Systems S.A.S.

     On January 27, 2005, the Company acquired all of the outstanding stock of Mangrove Systems S.A.S. (“Mangrove”), a privately held provider of Linux software solutions, for $2.8 million in cash, including transaction costs, and 153,682 shares of the Company’s common stock valued at $1.3 million, plus a potential earn-out based upon performance. The assets acquired as part of the Mangrove acquisition included customer lists, intellectual property and technology and non-compete agreements.

     The preliminary allocation of the purchase price was based upon our estimates and assumptions and is subject to change upon the receipt of the independent valuation report (in thousands)..

Cash	$74
Other assets	199
Liabilities	(193)
Intangibles	1,645
Goodwill	2,478

$4,203

     The results of operations of Mangrove have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Mangrove as if the acquisition was consummated on July 1, 2003.

TeleVideo, Inc.

     On January 12, 2005 the Company entered into an Asset Purchase Agreement to acquire the TeleVideo, Inc. (“TeleVideo”) thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5.0 million in cash plus a potential earn-out based upon performance. The boards of both companies have approved the transaction, and the two majority stockholders of TeleVideo owning approximately 62% of its common stock have executed a written consent approving the transaction. Therefore, no further stockholder action will be required to approve the transaction, and TeleVideo will not hold a stockholders meeting in connection with the transaction. TeleVideo will

Back to Contents

file an information statement with the Securities and Exchange Commission and, subject to clearance by the SEC, will distribute it to its stockholders. The acquisition is expected to close in July 2005. The closing of the TeleVideo acquisition is subject to certain closing conditions including a satisfactory completion of due diligence. The acquisition will be accounted for using the purchase method of accounting and results of operations of TeleVideo will be included in the Company’s statements of operations from the date of the acquisition. The Company also entered into a reseller agreement with TeleVideo as of January 12, 2005 that named Neoware as its exclusive distributor and sales agent and commenced selling the TeleVideo products on that date.

Visara International, Inc.

     On September 22, 2004, the Company acquired the thin client business of Visara International, Inc. (“Visara”), for $3.8 million in cash, including transaction costs, plus a potential earn-out based upon performance. The Company acquired substantially all of the assets of the Visara thin client business, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The Company has completed the allocation of the purchase price, based on an independent valuation, as follows: $2.1 million to goodwill, $1.0 million to acquired technology and $650,000 to customer relationships.

     The results of operations of the Visara thin client business have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Visara thin client business as if the acquisition was consummated on July 1, 2003.

Pro Forma Results of Operations

     The following unaudited pro forma information presents the results of the Company’s operations as though the Thintune, Mangrove, and Visara acquisition had been completed as of July 1, 2003. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2003 or the results that may occur in the future (in thousands, except per share data):

	Nine Months Ended
	March 31,

	2005	2004

Total net revenue	$61,386	$55,444
Net income	4,770	4,167
Basic earnings per share	0.30	0.26
Diluted earnings per share	0.29	0.26

Note 5. Goodwill and Intangible Assets

     The carrying amount of goodwill was $27.8 million and $17.5 million at March 31, 2005 and June 30, 2004, respectively. The increase in goodwill is due to the acquisitions of the Visara ($2.1 million), Mangrove ($2.5 million), and Thintune businesses ($5.4 million) (See Note 4).

     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets including the impact of exchange rates (in thousands):

			March 31, 2005

	Estimated	Gross		Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount

Tradenames	Indefinite	$612	$—	$612
Customer relationships	2-4 years	4,827	626	4,201
Distributor relationships	5 years	2,325	1,497	828
Acquired technology	5-10 years	4,761	847	3,914
Non-compete	6 years	495	12	483

		$13,020	$2,982	$10,038

Back to Contents

			June 30, 2004

	Estimated	Gross	June 30, 2004	Net
	Useful	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount

Tradenames	Indefinite	$259	$—	$259
Customer relationships	2 years	546	273	273
Distributor relationships	5 years	2,325	1,149	1,176
Acquired technology	5-10 years	2,253	416	1,837

		$5,383	$1,838	$3,545

The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Customer relationships	$178	$84	$369	$239
Distributor relationships	116	108	349	298
Acquired technologies	165	86	387	245
Non-compete	12	—	12	—

	$471	$278	$1,117	$782

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

     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

Future
Year Ending June 30,	Amortization

Remainder of fiscal 2005	$640
2006	2,209
2007	1,959
2008	1,769
2009	1,622
2010 through 2013	1,228

$9,427

Note 6. Comprehensive Income

     Excluding net income, the Company’s sources of other comprehensive income are unrealized income relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net income	$1,765	$1,658	$5,220	$4,917
Foreign currency translation
adjustment	(312)	337	543	1,014

Comprehensive income	$1,453	$1,995	$5,763	$5,931

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

Back to Contents

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

Product warranty costs are accrued at the time the related revenues are recognized.

Note 8. Major Customers and Dependence on Suppliers

     The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue and accounts receivable balances:

	Three Months Ended		Nine Month Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net revenues
IBM	16%	18%	18%	16%
North American distributor	11%	*	11%	*
European distributor	*	14%	*	*

	March 31,

	2005	2004

Accounts receivable
IBM	16%	16%
North American distributor	11%	*
European distributor	12%	18%

(*) Amounts do not exceed 10% for such period

     IBM and the Company’s distributors resell the Company’s products to individual resellers and/or end-users. The percentage of revenue derived from IBM, individual distributors, resellers or end-users can vary significantly from quarter to quarter. In addition to the Company’s direct sales to IBM, IBM can purchase the Company’s products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decision to purchase the Company’s products even though the end-user may not purchase the Company’s products through IBM. While it is difficult to quantify the net revenues associated with these purchases, the Company believes that these sales are significant and can vary significantly from quarter to quarter. Subsequent to March 31, 2005, IBM completed the announced sale of its PC Group to Lenovo. The Company’s agreement with IBM continues in effect and we executed a mirror agreement with Lenovo. Accordingly, we do not currently anticipate any change in our IBM related business.

     For the three months ended March 31, 2005 and 2004 revenues from Europe, the Middle East and Africa, based on the location of the Company’s primary selling activities with its customers accounted for 42% and 43%, respectively, of net revenues. Sales to the United Kingdom accounted for 17% and 16% of net revenue for the three months ended March 31, 2005 and 2004. For the nine months ended March 31, 2005 and 2004 revenues from Europe, the Middle East and Africa, based on the location of the Company’s primary selling activities with its customers accounted for 36% and 40%, respectively of net revenues. Sales to the United Kingdom accounted for 14% of net revenue for the nine months ended March 31, 2005. No single country accounted for more than 10% of net revenue for the nine months ended March 31, 2004.

Back to Contents

     The Company depends upon a limited number of sole source suppliers for its thin client appliance products and for several of the components in them. One of the Company’s suppliers who provides a substantial portion of the Company’s thin client products informed the Company in late fiscal 2004 that it was experiencing cash liquidity constraints and was evaluating and undertaking financial restructuring actions. In December 2004, the Company agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and the Company anticipated continuing this practice until such time as the supplier’s cash liquidity situation was resolved. In the March 2005 quarter, this supplier’s liquidity improved and the Company reduced its advance purchase of inventory. Accordingly, inventory levels at March 31, 2005 decreased from the December 31, 2004 levels. However, in the event that this supplier experiences future cash liquidity constraints, the Company could be requested to make advance purchases which would decrease the Company’s cash balance. Additionally, the Company could face an interruption in the supply of a substantial portion of its products. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit the Company’s ability to ship product to fully meet customer demand. If this were to happen, the Company’s revenue would decline and its profitability would be adversely impacted.

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

Note 9. Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	March 31	June 30,
	2005	2004

Purchased components and subassemblies	$359	$234
Finished goods	2,619	561

	$2,978	$795

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

Note 11. Short-term Borrowings

     In December 2004, the Company entered into an Offering Basis Loan Agreement with a bank under which the Company can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide the Company with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the three months ended March 31, 2005.

     Prior to entering into the Offering Basis Loan Agreement the Company had a line of credit agreement with a bank, which provided for borrowings up to $2.0 million subject to certain limitations, as defined. The line of credit matured on December 31, 2004. During the six months ended December 31, 2004 and nine months ended March 31, 2004, there were no borrowings under the line.

Back to Contents

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net income	$1,765	$1,658	$5,220	$4,917

Weighted average shares outstanding:
Basic	16,061	15,769	15,836	15,652
Effect of dilutive employee stock options	330	389	358	277
Effect of dilutive warrants	13	13	13	13

Diluted	16,404	16,171	16,207	15,942

Earnings per common share:
Basic	$0.11	$0.11	$0.33	$0.31

Diluted	$0.11	$0.10	$0.32	$0.31

     The following table sets forth the potential common shares that were excluded from the dilutive earnings per share computations because their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Employee stock option	$1,171	$1,168	$1,327	$327

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

Warranty

     The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company actively monitors and evaluates the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. During fiscal 2004, the Company began providing for a three-year warranty period. As of March 31, 2005, the Company’s standard warranty service period ranges from one to three years.

     The changes in the Company’s warranty liability are as follows for the nine months ended March 31, 2005 (in thousands):

Accrued warranty cost at June 30, 2004	$264
Provisions for warranties issued	309
ThinTune warranties assumed	448
Settlements made	(161)

Accrued warranty cost at March 31, 2005	$860

Back to Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide software, services and solutions to enable thin client computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers and green screen terminals used in business.

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

Revenues from Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

			%			%
	2005	2004	Change	2005	2004	Change

EMEA revenues	$8,019	$6,833	17%	$19,873	$18,283	9%
Percentage of net revenues	42%	43%		36%	40%

Strategy

     The market for thin client appliances is part of the enterprise personal computer (PC) market. We market our thin client appliances as alternatives to PCs in certain target markets. Our strategies are to focus on selling thin client software and hardware products that compete effectively with PCs, increasing sales to large enterprise customers, primarily through our relationship with IBM, and secondarily through other resellers and directly to end-users, and to execute marketing initiatives designed to grow the thin client segment of the PC industry. Subsequent to March 31, 2005, IBM completed the announced sale of its PC Group to Lenovo. The Company’s agreement with IBM continues in effect and we executed a mirror agreement with Lenovo. Accordingly, we do not currently anticipate any change in our IBM related business. We expect that the combination of these actions, including the introduction of new products, will result in increased revenues with overall gross profit margins in approximately the 40% to 45% range through fiscal year 2006.

     We expect to continue to grow the company organically and through acquisitions. Our acquisition strategy is focused on enhancing our geographic reach, as well as acquiring businesses with products that can be sold through our existing channels to the same end user customers, leveraging our existing organization. We intend to continue to evaluate strategic acquisitions and partnerships in the future.

Acquisitions

     On April 4, 2005, we acquired all of the outstanding stock of Qualystem S.A.S., a privately held provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients.

     On March 5, 2005, we acquired the Thintune thin client business of eSeSIX Computer which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements and on March 4, 2005 acquired all of the outstanding stock of eSeSIX Tech, eSeSIX

Back to Contents

Computer’s development and engineering affiliate. eSeSIX Computer together with eSeSIX Tech are collectively referred to as the Thintune thin client business.

     On January 27, 2005, we acquired all of the outstanding stock of Mangrove Systems S.A.S., a privately held provider of Linux software solutions. The assets acquired as part of the Mangrove acquisition included customer lists, intellectual property and technology and non-compete agreements.

     On January 12, 2005 we entered into an Asset Purchase Agreement to acquire the TeleVideo thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. The acquisition is expected to close in July 2005. The Company also entered into a reseller agreement with TeleVideo as of January 12, 2005 that named Neoware as its exclusive distributor and sales agent and commenced selling of the TeleVideo products on that date.

     On September 22, 2004, we acquired the thin client business of Visara, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting

Financial Highlights

     Net revenue, gross profit margin, and earnings per share are key measurements of our financial results. For the third quarter of fiscal 2005, net revenue was $19.0 million, an increase of 21% from the same period in fiscal 2004. Gross profit margins were 43% in the third quarter of fiscal 2005 as compared to 47% in the same period in fiscal 2004. This decrease was consistent with our strategy to introduce new lower priced products that compete more effectively with personal computers and to pursue large enterprise customers. Diluted earnings per share were $0.11 in the third quarter of fiscal 2005, compared to $0.10 in the same period in fiscal 2004. Diluted earnings per share for the third quarter and first nine months of fiscal 2004 included the Extraterritorial Income Exclusion (“EIE”) tax benefit which was claimed and recorded for fiscal year 2004, 2003 and 2002 in the third quarter of fiscal 2004. During the three months ended March 31, 2004, we recorded a tax benefit of $332,000 from the recovery of prior years’ EIE deductions and adjusted our effective rate for fiscal 2004 to reflect the EIE benefit in 2004. For the first nine months of fiscal 2005, net revenue was $55.8 million, an increase of 21% from the same period in fiscal 2004. Gross profit margins were 43% in the first nine months of fiscal 2005 as compared to 50% in the same period in fiscal 2004. Diluted earnings per share were $0.32 in the first nine months of fiscal 2005, compared to $0.31 in the same period in fiscal 2004.

     We have a significant balance of cash and short-term investments. As of March 31, 2005, our cash, cash equivalents and short- term investments were $45.3 million, compared to $55.3 million at June 30, 2004, which represented approximately 70% of tangible assets. We used $16.0 million in the first nine months of fiscal 2005 to acquire various businesses and generated $4.8 million from operations. We utilize cash in ways that our management believes provides an optimal return on investment. Subsequent to March 31, 2005 we used $3.4 million of cash to acquire Qualystem.

    We depend upon a limited number of sole source suppliers for its thin client appliance products and for several of the components in them. One of the our suppliers who provides a substantial portion of our thin client products informed us in late fiscal 2004 that it was experiencing cash liquidity constraints and was evaluating and undertaking financial restructuring actions. In December 2004, we agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and we anticipated continuing this practice until such time as the supplier’s cash liquidity situation was resolved. In the March 2005 quarter, this supplier’s liquidity improved and we reduced its advance purchase of inventory. Accordingly, inventory levels at March 31, 2005 decreased from the December 31, 2004 level. However, in the event that this supplier experiences future cash liquidity constraints, we could be requested to make advance purchases which would decrease our cash balance. Additionally, we could face an interruption in the supply of a substantial portion of its products. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and our profitability would be adversely impacted.

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

Back to Contents

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

     We have not recorded an impairment loss on goodwill or other long-lived assets. At March 31, 2005, goodwill and amortizable intangible assets are $27.8 million and $10.0 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets.

Accounting for Income Taxes

     We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax expense as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on our assessment, establish a valuation allowance, if required.

Back to Contents

Results of Operations

Net Revenues

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

			%			%
	2005	2004	Change	2005	2004	Change

Net revenues	$19,001	$15,750	21%	$55,775	$46,086	21%

     We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in the third quarter and the first nine months of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of increased sales of our thin client appliance products. We believe the increases were primarily driven by sales growth from increasing market acceptance of thin client products and the impact of additional sales to new customers as a result of recent acquisitions.

     In fiscal 2006 we expect total net revenue to increase 20% to 30% or more over the same period in fiscal 2005, as a result of increased penetration of the PC market, continued growth of our relationship with IBM, and the acquisitions we recently completed.

Cost of Revenues and Gross Profit Margin

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

			%			%
	2005	2004	Change	2005	2004	Change

Cost of revenues	$10,748	$8,326	29%	$31,686	$23,059	37%
Gross profit margin	43%	47%		43%	50%

     Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders and deliver services, and distribution costs.

     The increase in cost of revenues in the third quarter and the first nine months of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of the additional cost associated with increased unit sales of our thin client appliance products (28% and 38%, respectively).

     We have benefited from manufacturing efficiencies and component cost reductions achieved through our outsourced manufacturing model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers. Changes in this model could have a significant impact on our gross profit margins.

     Gross margins declined as planned and are expected to fluctuate in the future due to changes in product mix, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client appliance systems and software and changes in the cost of thin client appliances, memory and other components. Accordingly, through fiscal 2006we expect gross margins to be in the range of 40% to 45%, although they may be lower or higher in individual quarters due to the timing of large enterprise sales.

Selling and Marketing

	Three Months Ended				Nine Months Ended
	March 31,				March 31,

			%				%
	2005	2004	Change		2005	2004	Change

Selling and marketing	$3,100	$3,442	(10	) %	$9,381	$9,785	(4)%
As a percentage of revenue	16%	22%			17%	21%

     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. The decrease in selling and marketing expense in the third quarter and the first nine months of fiscal 2005 over the same period in fiscal 2004 is primarily due to a decrease in personnel as the Company implemented a more

Back to Contents

efficient sales and marketing structure, partially offset by an increase in amortization of purchased intangible assets. Amortization of purchased intangible assets included in selling and marketing expense totaled $293 and $192 and $717 and $536 in the three-month and nine months ended March 31, 2005 and 2004, respectively.

     We expect sales and marketing expenses to grow during fiscal 2006 as a percentage of revenue. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Research and Development

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

			%			%
	2005	2004	Change	2005	2004	Change

Research and development	$866	$712	22%	$2,299	$2,120	9%
As a percentage of revenue	5%	5%		4%	5%

     Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The increase in research and development expense in the third quarter and the first nine months of fiscal 2005 over the same period in fiscal 2004 is primarily the result of an increase in compensation levels and increases in staff levels as a result of the Mangrove and Thintune acquisitions.

     We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to grow during fiscal 2006 as a percentage of revenue.

General and Administrative

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

			%			%
	2005	2004	Change	2005	2004	Change

General and administrative	$1,843	$1,527	21%	$4,848	$4,462	9%
As a percentage of revenue	10%	10%		9%	10%

     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance and fees related to the obligations of a public company and fees for legal, audit and tax services. The increase in general and administrative expenses in the third quarter and the first nine months of fiscal 2005 over the same periods in fiscal 2004 is primarily the result of an increase in compensation levels and the added costs for compliance activities associated with Section 404 of the Sarbanes-Oxley Act..

     We expect general and administrative expenses to grow during fiscal 2006 but decline slightly as a percentage of revenue.

Income Taxes

	Three Months Ended			Nine Months Ended
	March 31,			March 31,

			%			%
	2005	2004	Change	2005	2004	Change

Income taxes	$913	$194	371%	$2,692	$2,030	33%
As a percentage of revenue	5%	1%		5%	4%
Effective tax rate	34%	10%		34%	29%

     Our effective tax rate in the third quarter and first nine months of fiscal 2005 differed from the combined federal and state statutory rates due primarily to the tax benefit from the Extraterritorial Income Exclusion (“EIE”). The EIE provides a tax benefit by excluding from gross income a portion of income from qualified foreign sales. The increase in our effective tax rate in the third quarter and first nine months of fiscal 2005 over the same periods in fiscal 2004 is primarily due to the fact that the EIE tax benefit was claimed and recorded for fiscal year 2004, 2003 and 2002 in the third quarter of fiscal 2004. During the three months ended March 31, 2004, we recorded an income tax benefit of $332,000 from the recovery of prior years Extraterritorial Income Exclusion and adjusted our effective income tax rate for fiscal 2004 to reflect the impact of the 2004 EIE benefit. This resulted in a one-time reduction of our effective tax rate to 10% and 29% for the three and nine months ended March 31, 2004, respectively.

Back to Contents

     In October 2004 the EIE was repealed and will be phased out through calendar year 2006. Absent other changes that could impact our effective tax rate, such as the implementation of tax strategies that we are currently evaluating, we expect our effective tax rate to be 34% for fiscal 2005 and to increase two percentage points as the EIE is phased out over the next two fiscal years; however, the impact of the manufacturing deduction for the Jobs Creation Act has not been determined at this time and could have a favorable impact on our effective income tax rate beginning in fiscal 2006. In addition, certain of our new acquisitions are in foreign tax jurisdictions which may have an impact on our overall effective tax rate.

Liquidity and Capital Resources

     As of March 31, 2005, we had net working capital of $51.0 million consisting primarily of cash and cash equivalents, short-term investments and accounts receivable. Our principal sources of liquidity include $45.3 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the three months ended March 31, 2005.

     Cash and cash equivalents and short-term investments decreased by $10.0 million during the first nine months of fiscal 2005, primarily as a result of acquisitions, partially offset by operating cash flows and the exercise of stock options. We have entered into an Asset Purchase Agreement to acquire the TeleVideo thin client business which requires the payment of $5.0 million upon consummation of the transaction; and subsequent to March 31, 2005 we used $3.4 million of cash to acquire Qualystem. In addition there are potential earn-out amounts related to contingent consideration associated with the recent acquisitions completed by the Company. Generally these earn-outs are based on achieved levels of revenue during the twelve months subsequent to completion of the transaction.

     Cash flows provided by operating activities: Our largest source of operating cash flows are payments from our customers for the purchase of our products. Our primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flow from operating activities decreased in the first nine months of fiscal 2005 compared to the same period in fiscal 2004 primarily due to an increase in accounts receivable and inventory, partially offset by an increase in accrued expenses. Inventory primarily increased as a result of advance purchases of inventory due to the liquidity of one of our suppliers.

     Cash flows used in investing activities: The cash flows from investing activities in the first nine months of fiscal 2005 relate to acquisitions and the net sales of short-term investments. We typically purchase short-term investments with surplus cash.

     Cash flows provided by financing activities: The cash flows from financing activities in the first nine months of fiscal 2005 was primarily the result of the exercise of employee stock options.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2005:

	Year Ending June 30,
	(in thousands)

	Remainder of
	2005	2006	Total

Product purchase obligations	$7,589	$—	$7,589
Operating and capital leases	206	212	418
Other purchase obligations	263	—	263

	$8,058	$212	$8,270

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

Back to Contents

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

     During the past two years, we have increased operating expenses significantly as a foundation for us to stimulate growth in our market, and we expect to increase our operating expenses. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.

     Our business has grown during the past three years through both internal expansion and business acquisitions, and this has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 104 employees at March 31, 2002 to 132 employees at March 31, 2005. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel, as well as foreign employees. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our foreign operations, we now have facilities located in multiple locations, and we have limited experience coordinating a geographically separated organization.

Although we have generated operating profits for the past three fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

     Although we have generated operating profits in the past three fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses may increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client companies, and our planned investment in continuing to commercialize the technology we have acquired. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors' price reductions. Our new marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and is expected to continue to result in a decline in our gross margins. If our sales do not continue to increase as a result of these new strategies, our profitability will decline, and we may experience losses.

Back to Contents

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

     Thin client appliances have historically represented a very small percentage of the overall PC market, and, if sales do not grow as a percentage of the PC market, or if the overall PC market were to decline, our revenues may not grow or may decline.

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

     Since June 2001, we have made seven acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate the three European acquisitions we completed in the third and fourth quarters of fiscal year 2005 or future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the assets were worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004 we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term, and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

     Our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, most of our costs are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our

Back to Contents

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

Back to Contents

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

     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. Third parties design and produce these thin client appliances for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. We have accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints which increased inventory at March 31, 2005 as compared to June 30, 2004 and may continue to increase inventory levels and to decrease cash balances. In addition, if the supplier is unable to resolve its cash liquidity constraints, we could face an interruption of supply of our products, resulting in a decline in our revenues and profits.

     In addition to using third party suppliers for the manufacture of our products and supply of our components, to achieve additional cost savings or operational benefits, we may expand our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. To the extent that we rely on partners or third party service providers for the provision of key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of the future development, support or maintenance of operations and processes, including the internal controls associated with our business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if our third party service providers experience business difficulties or are unable to provide business process services as anticipated, we may need to seek alternative service providers or resume providing such business processes internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

Back to Contents

If we are unable to continue generating substantial revenues from international sales our business could be adversely affected.

     We derive a substantial portion of our revenue from international sales. In addition, a portion of our operations consists of manufacturing and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. Although most of our international sales are denominated in US Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In addition, our future results could be adversely affected by difficulties in staffing and managing our international operations, which have significantly expanded and become more complex as a result of the European acquisitions completed in the third and fourth quarters of fiscal year 2005. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs.

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

     We derive a substantial portion of our revenue from sales made directly to IBM, and going forward to Lenova, and through our other distributors. A significant portion of our other revenue was derived from sales to resellers. If our distributors were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors.

     As a result of our alliance with IBM and Lenova, we rely on these parties for distribution of our products to their customers. Sales directly to IBM have ranged from 12% to 18% of our net sales during the past two fiscal years. IBM and Lenova are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenova, IBM and Lenova can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decisions to purchase our products even though the end-user may not purchase our products through IBM. While it is difficult to quantify the net revenues associated with these purchases we believe that these sales could be significant and can vary significantly from quarter to quarter.

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

Back to Contents

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

     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123R) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006 and expect that it will have a material impact on our financial statements In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these new regulations, it may be more difficult or expensive for us to grant options to employees, we will incur increased cash compensation costs, and we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Back to Contents

In the event we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

     The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls over financial reporting to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting as of June 30, 2005. We are currently performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we have incurred, and expect to continue to incur additional expenses and diversion of management’s time, which has, and could continue to, materially increase our operating expenses and accordingly reduce our net income. While we anticipate being able to fully implement the requirements relating to internal controls over financial reporting and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation. If our independent registered public accountants are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors’ interpretation of the requirements, rules or regulations are different than ours, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal controls over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Forward-Looking Statements

     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectation regarding gross profit margins and increased revenues in our fiscal 2006 as the result of our marketing strategy to compete more effectively with PCs and to increase sales to large enterprise customers; our consummation of our acquisition of the TeleVideo thin client business; our expectation to grow the company organically and through acquisitions; our acquisition strategy; the impact on profitability caused by our supplier’s cash liquidity position; our commitment to continue investing in software development; our expectations regarding the growth of our revenues as a result of increased penetration of the PC market and our relationship with IBM and Lenova and our recently completed acquisitions; our expectations that there will be no change in our IBM related business due to our execution of the agreement with Lenova; our expectations as to revenues, gross margins, research and development expenses, sales and marketing expenses, general and administrative expenses and our effective tax rate for fiscal 2006; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Factors Affecting the Company and Future Operating Results” and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, including the former employees of the businesses we acquired; the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify future acquisitions and to successfully consummate and integrate recently completed and future acquisitions (including the TeleVideo acquisition); adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

     As of March 31, 2005 and June 30, 2004, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, and other specific money market instruments of

Back to Contents

similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2005 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by us in our reports filed or furnished under the Exchange Act.

     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2005, we acquired all of the shares of Mangrove Systems S.A.S., a French company

(“Mangrove”), pursuant to a Share Purchase Agreement by and among us and all of the shareholders of Mangrove. We paid consideration of $2.8 million in cash and 153,682 shares of our common stock, plus a potential earn out based upon performance. The shares of our common stock were issued pursuant to an exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits

The following exhibits are being filed as part of this quarterly report on Form 10-Q:

Exhibit
Numbers		Description

2.1	*	Asset Purchase Agreement between Neoware Systems, Inc. and TeleVideo, Inc. dated as of January
10, 2005. The Company agrees to furnish supplementally a copy of any of the exhibits and schedules to the Asset Purchase Agreement identified therein upon request of the Securities and
Exchange Commission.

31.1	*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware
Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of
Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of
Neoware Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware
Systems, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

NEOWARE SYSTEMS, INC.

Date:	May 10, 2005	By: /s/ MICHAEL KANTROWITZ

Michael Kantrowitz
Chairman, President and Chief Executive Officer

Date:	May 10, 2005	By: /s/ KEITH D. SCHNECK

Keith D. Schneck
Executive Vice President and Chief Financial Officer