Form 10-K
period 2005-06-30
NEOWARE SYSTEMS INC
filed 2005-09-13
CIK 894743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   YES    NO

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   YES    NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on December 31, 2004 was approximately $148,327,000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of September 8, 2005 was 16,265,054.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 1, 2005 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.

NEOWARE SYSTEMS, INC.

Back to Index

PART I

Item 1. Business

Overview

We provide software, services and solutions to enable thin client computing, which is a computing architecture for business customers that is designed to be easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers and green screen terminals used in business.

Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, and Linux systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software, and to a lesser extent from our TeemTalk host access software for servers and PCs, ezRemote Manager central management software, Neoware Image Manager software, and services such as maintenance, training and integration. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenue for any period.

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

On June 28, 2001, we purchased the thin client business of Boundless Technologies, Inc., which included the Capio product line, associated software and intellectual property and access to the Capio distribution and customer databases, for $1.6 million, excluding transaction costs.

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

Back to Index

On July 10, 2003, we completed a private placement of our common stock to institutional and other accredited investors. We sold 1,500,000 shares of our common stock at a price of $17.50 per share for proceeds of $26,250,000, excluding transaction costs.

On September 22, 2004, we acquired the thin client business of Visara International, Inc, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements for $3.8 million in cash, including transaction costs, plus a potential earn-out based upon performance.

On January 12, 2005 we entered into an Asset Purchase Agreement to acquire the thin client business of TeleVideo, Inc. including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $4 million in cash plus a potential earn-out based upon performance. The acquisition is expected to close in October 2005. We also entered into a reseller agreement with TeleVideo as of January 12, 2005 that named Neoware as its exclusive distributor and sales agent and commenced selling of the TeleVideo products on that date.

On January 27, 2005, we acquired all of the outstanding stock of Mangrove Systems S.A.S., a provider of Linux software solutions for $2.8 million in cash, including transaction costs, 153,682 shares of our common stock valued at $1.3million, plus a potential earn-out based upon performance. The assets acquired as part of the Mangrove acquisition included customer lists, intellectual property and technology and non-compete agreements.

On March 5, 2005, we acquired the ThinTune thin client business of eSeSIX Computer GmbH which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements and on March 4, 2005 acquired all of the outstanding stock of eSeSIX Information-Technologies GmbH, eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer together with Information-Technologies GmbH are collectively referred to as the ThinTune thin client business. The purchase price consideration was $10.1 million in cash, including transaction costs, plus a potential earn-out based upon performance.

On April 4, 2005, we acquired all of the outstanding stock of Qualystem Technology S.A.S., a provider of software that streams Windows(R) and application components on-demand from a server to personal computers, other servers, and thin clients for $3.4 million in cash plus a potential earn-out based upon performance. The assets acquired as part of the Qualystem acquisition included intellectual property and technology and non-compete agreements.

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, we entered into a mirror agreement with Lenovo, under which Lenovo can purchase our products under the same terms as IBM. Our agreement with IBM remains in effect.

We sell our products and services worldwide through our direct sales force, distributors, our alliance with IBM and Lenovo and other indirect channels, such as resellers and systems integrators. In addition to our headquarters in the United States, we maintain offices in the UK, Germany, France, Austria, Sweden, and Australia. Our international sales of thin client products are primarily made through distributors and resellers and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies.

Strategy

The market for thin client appliances is part of the enterprise personal computer (PC) market. We market our thin client appliances as alternatives to PCs in certain target markets. Our strategies are to focus on selling thin client software and appliance products that compete effectively with PCs, increasing sales to large enterprise customers, primarily through our relationship with IBM and Lenovo, and secondarily through other resellers and directly to end-users, and to execute marketing initiatives designed to grow the thin client segment of the PC industry.

We utilize third parties who we believe have strong market positions in the server-based computing market to expand our sales and marketing efforts, which allows us to develop new customer relationships as well as gain access to new markets. We expect to continue to grow our business organically and through acquisitions. Our acquisition strategy is focused on enhancing our geographic reach, enhancing our channels of distribution, as well as acquiring businesses with products that can be sold through our existing channels to the same end user customers, leveraging our existing organization. We intend to continue to evaluate strategic acquisitions and partnerships in the future.

Back to Index

We provide our software on top of a number of desktop and embedded operating systems, including Microsoft’s Windows XP, CE, and XP Embedded, as well as an embedded version of the Linux operating system.

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

We offer streaming software, which enables thin clients and personal computers to operate without local hard drives or flash memory, lowering their cost and enabling central management of operating system images.

In addition to providing software and appliance products, we offer consulting services and assistance to enterprise customers as they manage the deployment of applications to thin client appliances and personal computers. We supply our software for use on personal computers and thin clients and we bundle our software with industry-standard thin client appliance platforms to enable complete hardware, software and management solutions for our customers.

We incorporate the following principal elements of our business strategy and products:

•	Central Administration and Lower Cost of Ownership. Our products are designed to be centrally administered in order to lower total cost of ownership. Customers who utilize our products typically run applications and store files on a server, not on desktop devices as with a personal computer. This makes administration of our products much easier and more cost-effective than administration of personal computers, since administrative tasks take place at a small number of servers instead of a much larger number of desktops.

•	Diverse Technology Expertise. We have significant expertise in a wide range of technical disciplines, including central management, security, embedded operating systems, windowing and networking software, application software development, host access, graphics acceleration, streaming of operating systems and applications, multimedia design and compression algorithms. Utilizing more than fifteen years of experience designing embedded UNIX operating systems, we have ported our proprietary software technologies to desktop and embedded versions of the Windows and Linux operating systems to develop unique software products that are designed specifically for server-based computing environments.

•	Use of Industry Standard Components. We plan, implement and manage the design of our software and appliance products to take advantage of industry-standard technologies and components that are widely available in the personal computer industry. We believe that this reduces our risks and costs, and allows us to more easily increase production of our appliance products quickly to meet customer demand.

•	Product Upgrades and Enhancements. We sell software upgrades and enhancements to our customers as well as software and enhancements to customers utilizing personal computers and thin client appliances sold by other vendors. This allows customers to expand their use of thin clients, manage all of their appliances through one family of management tools, and provide the same end-user experience to all users. This allows customers to extend the use of their installed personal computers and thin client appliances without changing hardware, and is intended to provide a continued relationship with, and revenue stream from, our customers.

Back to Index

•	Thin Client Appliance Computing Technical Support and Consulting Services. We provide technical support services in addition to software and thin client appliances. This support extends from the thin client appliance through a customer’s network infrastructure, including their server complex, which allows customers to work with one supplier with the expertise to assist them. Our recent acquisitions and alliances have significantly expanded our ability to provide local technical support and core technology development in the US, Europe, and India.

•	Host Access Software Expertise. We have significant expertise developing software that allows customers to connect thin client appliances, personal computers and UNIX workstations to mainframes, midrange systems, UNIX servers and other systems. Additionally, we have licensed host access software from IBM enabling our products to connect to IBM servers with IBM-branded host access software.

•	Neoware Image Manager™. As a result of our acquisition of the Qualystem business in April 2005 and subsequent development and marketing efforts, we introduced the Neoware Image Manager in July 2005 which is software that streams applications and Windows® operating systems on-demand from a Linux or Windows server to personal computers and thin clients, allowing users to run applications locally while eliminating the need for local storage. As a result, a single software image that contains the operating system, applications, and hardware drivers for multiple hardware platforms can be streamed on-demand to any personal computer or thin client – regardless of the device’s hardware configuration – eliminating the need to manage dozens or hundreds of images as is required with other operating system deployment methods.

Customers

Our customers span a wide range of industries, including retail, healthcare, transportation, hospitality, education, financial services, government, manufacturing and telecommunications.

Sales directly to IBM and Lenovo accounted for 19% and sales to a US distributor accounted for 10% of net revenues in fiscal 2005. Sales directly to IBM accounted for 18% and sales to a European distributor accounted for 10% of net revenues in fiscal 2004. Sales to IBM accounted for 17% and sales to a European distributor accounted for 16% of net revenues in fiscal 2003. IBM and Lenovo resell our products to individual resellers and end-users, none of which contributed sales of more than 10% of our net revenues for any of the years in the three year period ended June 30, 2005.

In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through distributors. We estimate that indirect sales to IBM and Lenovo and their customers have ranged from zero to 10% of net revenue in individual quarters in fiscal 2005, 2004 and 2003, and may continue to vary significantly from quarter to quarter.

Product Development

We believe that our ability to expand the market for our products will depend in large part upon our ability to develop cross-platform enhancements to the Windows and Linux operating systems, and to continue to develop new software products that incorporate the latest improvements in performance, capability and manageability targeted specifically at host access and server-based computing environments. Accordingly, we are committed to investing significant resources in software development activities. During fiscal 2005, 2004 and 2003, research and development expenses totaled $3.9 million, $2.8 million and $1.8 million, respectively. In addition, we have acquired technology in connection with our acquisitions and our alliance with IBM.

We significantly expanded our development resources during fiscal 2005 with the acquisitions of Mangrove Systems S.A.S. and Qualystem Technology S.A.S., which are located in France, and the ThinTune thin client business, which provides technical and support resources in Austria and Germany. In addition, we entered into an alliance with Parrus IT Solutions, an IT provider located in India, which expands Neoware’s distribution, customer service, and software development capabilities for the India market.

Back to Index

Our current research and development programs include:

•	Development of enhancements to the Windows CE, XP Embedded and Linux operating systems designed to make them more manageable and secure in server-based computing environments.

•	Development of server-based remote management software designed to manage the wide-scale deployments of large numbers of network-connected personal computers and thin client appliances.

•	Development of our TeemTalk host access product line, which provides connectivity to mainframes, minicomputers, UNIX and legacy servers from thin clients, personal computers and UNIX workstations.

•	Development of our Neoware Image Manger software, which streams applications and Windows® operating systems on-demand from a Linux or Windows server to personal computers and thin clients, allowing users to run applications locally while eliminating the need for local storage.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

The principal objectives of our marketing strategy are to grow the thin client segment of the PC market, increase awareness of the benefits of our products, maintain our position as a recognized innovator in the thin client segment of the PC market and differentiate our products from alternative types of devices, including personal computers. Our marketing activities include participation in trade shows and conferences, advertising, press relations with leading trade publications and the publication of technical articles.

We distribute our products in North America through IBM and Lenovo, value-added resellers, system integrators, distributors, direct sales to end users and OEMs, and via the Internet.

We utilize distributors for our products throughout the world, and have relationships with distributors in the United States, United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, India, Egypt, Latvia, Korea, Philippines, New Zealand, Australia, Malaysia, South Africa, and elsewhere.

Net revenues from our international customers, primarily in Europe, Middle East and Africa (EMEA) accounted for approximately 35%, 38% and 39% of net revenues, respectively, in fiscal 2005, 2004 and 2003. A substantial portion of our international sales are transacted in US dollars, although the prices of our products are based upon the market price for alternative products, including personal computers, in each market. For a discussion of risks associated with our international sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Neoware and Future Operating Results” in Item 7, which is incorporated herein by reference.

Service and Support

We provide systems integration services and technical support at customers’ sites, as well as via telephone and electronic mail. Our technical support specialists provide assistance in diagnosing problems and assisting with integrating our products with servers, networks and application software.

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

Back to Index

Competition

The thin client segment of the personal computer market is characterized by changing technology and evolving industry standards. We experience significant competition from suppliers of personal computers, as well as other providers of thin client appliance products.

Competitive products are offered by a number of established computer manufacturers, including Dell Computer, Hewlett Packard, Sun Microsystems and Wyse Technology. In addition, IBM, Lenovo and other PC companies sell personal computer products that can compete with our offerings. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. Thin client appliances compete favorably on a price/performance basis with personal computers and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customers’ perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of the personal computer portion of the market by thin client appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect our operating results.

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

Manufacturing and Suppliers

We provide our software and management tools on thin client appliances designed, manufactured and assembled for us by third parties. We primarily depend upon a sole source supplier in China for our thin client appliance products. We have entered into an agreement with the supplier, pursuant to which the parties are only committed to purchase and manufacture our products under individually accepted purchase orders. We also depend on a limited number of sole source suppliers for several other products and components. As a result of the acquisitions completed in fiscal 2005, we began purchasing products from additional thin client appliance manufacturers in China, Korea and in the United States. One new domestic supplier required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities related to a larger order.

Our thin client appliances utilize industry-standard hardware components used in high volume in the PC industry. We believe that this lowers the cost of designing and manufacturing our products and allows us to continue to lower the cost of our products as the costs of personal computers decline. We use this strategy to compete with other companies that design and manufacture their own proprietary hardware. We believe that this strategy has allowed us to lower the cost of our products and operations, and has allowed us to increase sales.

Back to Index

Proprietary Rights and Licenses

We believe that our success will depend primarily on the innovative skills, technical competence and marketing abilities of our personnel as well as the ownership of our intellectual property. We currently hold one patent and have 2 patent filings pending, and we have recently initiated a patent program under which we will endeavor to protect our proprietary software.

Certain technology used in our products is licensed from third parties, either on a non-royalty-bearing basis or on a royalty-bearing basis. Generally, such licenses grant us non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach. We have licensed technology from IBM, Citrix Systems, Inc., Microsoft Corporation and NCD.

Employees

As of August 31, 2005, we had 140 full time employees.

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

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Neoware, that file electronically with the SEC. The SEC’s Internet site is located at http://www.sec.gov.

Item 2. Properties

Our principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. Our primary facility consists of approximately 22,000 square feet under a lease with an expiration date of September 30, 2005. The annual gross rent for the facility was approximately $159,000 in fiscal 2005. In addition we lease approximately 4,800 square feet at an adjacent facility in King of Prussia which expires in September 30, 2005. The annual gross rent for this facility was approximately $110,000 in fiscal 2005. In August 2005, both leases have been extended on a month to month basis subsequent to the September 30, 2005 expiration date.

On August 2, 2005, we entered into a Lease Agreement for the lease of 31,558 square feet of space, to be the location of our corporate headquarters. The term of the lease is seven years, unless sooner terminated or extended in accordance with the terms of the lease, commencing on November 1, 2005. We have the option to extend the lease for one additional 36-month term. Under the lease, we will pay rent on a monthly basis in the following annual amounts: in year one, $335,000; in year two $350,000; in year three, $366,000; in year four, $382,000; in year five, $398,000; in year six, $413,000; and in year seven, $429,000. If we exercise our option to extend the term, our rent will be equal to the fair market rental value (as defined in the Lease Agreement) of the premises, but in no event will it be less than the rent payable by us in the last 12 months of the initial term. In addition to the annual rent, we will pay $254,000, subject to adjustment by the landlord, as our estimated annual share of the operating expenses over the term of the lease, including the cost of our utilities. We will receive an allowance for tenant improvements of up to $158,000. The Lease Agreement contains customary provisions with respect to the leasing of commercial real estate.

We also lease a number of sales and development offices in the US, UK, Europe and Australia. These office leases comprise a total of approximately 16,000 square feet with lease terms generally from month-to month to 3 years. Total rent expense for these facilities was $187,000 for fiscal 2005. We also incurred $128,000 of rent expense in fiscal 2005 related to a lease on a facility that was no longer being used. We believe that our growth will likely require us to lease additional facilities and that suitable additional space will be available as needed.

Back to Index

Item 3. Legal Proceedings

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal 2005	High	Low

First Quarter	$8.90	$6.01
Second Quarter	$9.49	$7.72
Third Quarter	$13.20	$8.10
Fourth Quarter	$11.03	$9.06

Fiscal 2004	High	Low

First Quarter	$21.00	$14.85
Second Quarter	$20.20	$12.98
Third Quarter	$13.65	$9.27
Fourth Quarter	$12.25	$7.79

The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 126 holders of record of our common stock as of September 7, 2005.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Back to Index

Item 6. Selected Financial Data

The following table sets forth selected financial data with respect to our Company for the periods indicated. The data set forth below should be read in conjunction with our Consolidated Financial Statements together with the related notes thereto included elsewhere herein and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (in thousands, except per share data):

		For the Year Ended June 30,

	2005	2004	2003	2002	2001

Statement of Operations Data:
Net revenues	$78,784	$63,165	$57,522	$34,310	$17,655
Gross profit	34,214	30,380	25,973	13,965	5,962
Operating expenses	23,926	23,003	16,134	10,983	6,431
Operating income (loss)	10,288	7,377	9,839	2,982	(469)
Foreign exchange loss	(283)	(106)	—	—	—
Loss on investment	—	—	(300)	—	(812)
Interest income, net	859	392	323	296	772
Income (loss) before income taxes	10,864	7,663	9,862	3,278	(509)
Income taxes (benefit)	3,425	2,269	3,550	(1,347)	—
Net income (loss)	$7,439	$5,394	$6,312	$4,625	$(509)
Basic earnings (loss) per share	$.47	$0.34	$0.46	$0.42	$(0.05)
Diluted earnings (loss) per share	$.46	$0.34	$0.43	$0.39	$(0.05)

Weighted average number of
common shares outstanding:
Basic	15,931	15,683	13,601	10,905	10,226
Diluted	16,202	16,020	14,696	11,851	10,226

	June 30,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Current assets	$67,017	68,942	$42,770	$29,723	$16,436
Current liabilities	16,616	9,883	7,495	5,893	2,699
Working capital	50,401	59,059	35,275	23,830	13,737
Total assets	108,042	90,607	54,376	42,399	18,789
Total stockholders’ equity	89,969	80,489	46,627	36,602	16,090

Back to Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide software, services and solutions to enable thin client computing, which is a computing architecture for business customers that is designed to be easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. Our software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers and green screen terminals used in business.

Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and host systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software and to a lesser extent from TeemTalk host access software for servers and PCs, ezRemote Manager central management software, Neoware Image Manager software and services such as training and integration. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period.

We sell our products and services worldwide through our direct sales force, distributors, our alliances with IBM and. Lenovo and other indirect channels, such as resellers and systems integrators. In addition to our headquarters in the United States, we maintain offices in the UK, Germany, France, Austria, Sweden, Australia, and the Netherlands. Our international sales of thin client products are primarily made through distributors and resellers and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies.

Revenues from Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows:

	2005	2004	2003

EMEA revenues	$27,502	$23,992	$22,434
Percentage of net revenues	35%	38%	39%
Percentage change over prior period	15%	7%	118%

Strategy

The market for thin client appliances is part of the enterprise personal computer (PC) market. We market our thin client appliances as alternatives to PCs in certain target markets. Our strategies are to focus on selling thin client software and appliance products that compete effectively with PCs, increasing sales to large enterprise customers, primarily through our relationships with IBM and Lenovo, and secondarily through other resellers and directly to end-users, and to execute marketing initiatives designed to grow the thin client segment of the PC industry.

We utilize third parties that we believe have strong market positions in the server-based computing market to expand our sales and marketing efforts, which allows us to develop new customer relationships as well as gain access to new markets. We expect to continue to grow our business organically and through acquisitions. Our acquisition strategy is focused on enhancing our geographic reach, enhancing our channels of distribution, as well as acquiring businesses with products that can be sold through our existing channels to the same end-user customers, leveraging our existing organization. We intend to continue to evaluate strategic acquisitions and partnerships in the future.

Back to Index

Starting in the September 2005 quarter, we will begin recording stock-based compensation expense as calculated under FAS No. 123R. While we have not yet completed our analysis, we expect the non-cash impact of stock based compensation expense during fiscal 2006 to be in the range of $2.5 to $3.0 million before income taxes. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. The statement regarding anticipated fiscal 2006 expenses below do not include any impact related to expensing of stock options according to SFAS No. 123R.

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, we entered into an agreement with Lenovo, under which Lenovo can purchase our products under the same terms as IBM. Our agreement with IBM remains in effect.

Acquisitions

On April 4, 2005, we acquired all of the outstanding shares of Qualystem Technology S.A.S., a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients. As a result of the Qualystem acquisition, we acquired intellectual property and technology and non-compete agreements.

On March 5, 2005, we acquired the ThinTune thin client business of eSeSIX Computer which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements and on March 4, 2005 acquired all of the outstanding shares of eSeSIX Tech, eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer together with eSeSIX Tech are collectively referred to as the ThinTune thin client business.

On January 27, 2005, we acquired all of the outstanding shares of Mangrove Systems S.A.S., a provider of Linux software solutions. As a result of the Mangrove acquisition, we acquired customer lists, intellectual property and technology and non-compete agreements.

On January 12, 2005 we entered into an asset purchase agreement (which was amended on June 14, 2005) to acquire the TeleVideo thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. The acquisition is expected to close in October 2005. We also entered into a reseller agreement with TeleVideo as of January 12, 2005 that named Neoware as its exclusive distributor and sales agent and we commenced selling of the TeleVideo products on that date.

On September 22, 2004, we acquired the thin client business of Visara, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements

Our acquisition strategy is to fully integrate acquired businesses into our core business to generate increased sales, as well as synergies for the company as a whole.  This generally involves transitioning channel partners and end customers to our core products and utilizing acquired development and sales resources to support our core development, sales and marketing activities.  Accordingly, we do not believe that it is meaningful to separately report revenue from our acquired businesses.

Financial Highlights

Net revenue, gross profit margin, and earnings per share are key measurements of our financial results. For the fiscal year 2005, net revenue was $78.8 million, an increase of 25% from fiscal 2004. Gross profit margins were 43% for fiscal 2005 as compared to 48% in fiscal 2004. The revenue increase and gross profit margin percentage decrease is consistent with our previously announced strategy to introduce new lower priced products that compete more effectively with personal computers and to pursue large enterprise customers. Diluted earnings per share increased to $0.46 for fiscal 2005, compared to $0.34 in fiscal 2004, as a result of increased earnings from revenue growth and the impact of a write-off in fiscal 2004 of $1.6 million of costs related to acquisitions that were not completed.

Back to Index

For fiscal 2004, net revenue was $63.1 million, an increase of 10% from fiscal 2003. Gross profit margins were 48% in fiscal 2004 as compared to 45% in fiscal 2003. Diluted earnings per share decreased to $0.34 in fiscal 2004, compared to $0.43 in fiscal 2003, as a result of the write-off in fiscal 2004 of $1.6 million of costs related to acquisitions that were not completed as well as and an additional 1,300,000 diluted shares outstanding primarily from the sale of stock in July 2003 partially offset by increased earnings from revenue growth. In fiscal 2004 our operating results were affected by several factors, including, lack of growth in the PC market, changes in the competitive landscape and contributions from the TeemTalk acquisition. In fiscal 2004, we grew more slowly than in prior years, and responded by changing our strategy by introducing new lower priced products that compete more effectively with personal computers and to pursue large enterprise customers.

As of June 30, 2005, our cash, cash equivalents and short-term investments were $43.2 million, compared to $55.3 million at June 30, 2004. We used $20.9 million of cash in fiscal 2005 for acquisitions, plus $1.3 million of stock for the Mangrove acquisition and generated $7.2 million of cash from operations and received $1.4 million of cash from the exercise of stock options.

We depend upon a limited number of sole source suppliers for our thin client appliance products and for several of the components in them. One of our suppliers that provides a substantial portion of our thin client products informed us in late fiscal 2004 that it was experiencing cash liquidity constraints and was evaluating and undertaking financial restructuring actions. In December 2004, we agreed to accommodate the supplier by purchasing products for inventory in advance of our contractual obligations and we anticipated continuing this practice until such time as the supplier’s cash liquidity situation was resolved. In the quarter ended March 31, 2005, this supplier’s liquidity improved and we reduced our advance purchase of inventory. However, in the event that this supplier were to experience future cash liquidity constraints, we could be requested to make advance purchases which would decrease our cash balance. Additionally, we could face an interruption in the supply of a substantial portion of our products. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and our profitability would be adversely impacted. One new domestic supplier required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities related to a larger order.

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

Back to Index

Revenue Recognition

For each type of arrangement, we make judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether fees are fixed or determinable, judgments regarding whether collectability is probable, and judgments related to accounting for potential distributor stock rotation rights and price protection. These judgments, and their effect on revenue recognition, are discussed below.

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

Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the related support period. Vendor specific objective evidence (VSOE) of these amounts is determined by the price charged when these elements are sold separately.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

In connection with acquisitions, we allocate portions of the purchase price to intangible assets, consisting of acquired technology, distributor and customer relationships, non-compete agreements and trade names based on independent appraisals, with the remainder allocated to goodwill.

Back to Index

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

If the second part of the analysis is required, we would allocate the fair value of our reporting unit to all assets and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. We would then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeded its fair value, we would recognize an impairment loss in an amount equal to that excess.

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:
•	Our significant underperformance relative to expected operating results;
•	Our net book value compared to our market capitalization;
•	Significant adverse economic and industry trends;
•	Significant decrease in the market value of an asset;
•	The extent that we use an asset or changes in the manner that we use it; and
•	Significant changes to an asset since we acquired it.

We have not recorded an impairment loss on goodwill or other long-lived assets. At June 30, 2005, goodwill and intangible assets are $31.2 million and $9.4 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill and/or intangible assets.

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

Back to Index

Results of Operations

Net Revenues (in thousands):

	2005	2004	2003

Net revenue	78,784	$63,165	$57,522
Percentage change over prior period	25%	10%	68%

We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The percentage increase in net revenues in fiscal 2005 reflects increases in revenue from our thin client appliance products (representing 24 points of the increase) and software (1 point) compared to increases in sales of thin client appliances (5 points) and software (5 points) in fiscal 2004. The increase in thin client appliance systems revenue in fiscal 2005 was driven by a 39% increase in unit sales from increasing market acceptance of our thin client products, the increase in our customer base from our core sales activities and those from recent acquisitions and our alliance with IBM and Lenovo. The increase in net revenues in fiscal 2004 was primarily attributable to a 16% increase in unit sales of our thin client appliance products sold as a result of the increasing acceptance in the marketplace of thin client technology and our increased access to customers as a result of our greater market share, our alliance with IBM, and our larger sales organization. Such increases in both years are partially offset by a decline in the average selling prices due to changes in product mix and increased competition. Software revenues increased in fiscal 2004 over fiscal 2003 due to the impact of the TeemTalk acquisition.

Cost of Revenues and Gross Profit Margin (in thousands):

	2005	2004	2003

Cost of revenue	$44,570	$32,785	$31,549
Percentage change over prior period	36%	4%	55%
Gross profit margin	43%	48%	45%

Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, amortization of intangibles related to acquisitions and distribution costs. The increase in cost of revenues in fiscal 2005 is primarily the result of unit sales growth and to a lesser extent to increased amortization of intangibles related to acquisitions completed in fiscal 2005 and increases in inventory and warranty reserves due to higher unit sales volume. The increase in cost of revenues in fiscal 2004 is primarily the result of sales growth offset by lower material costs. Cost of revenues in fiscal 2005 include $677,000 of amortization of intangibles related to acquisitions in fiscal 2005, compared to $330,000 in fiscal 2004.

We continue to benefit from manufacturing efficiencies and component cost reductions achieved through our outsourcing model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers. We have also benefited from license fee expense reductions due to the acquisition of the TeemTalk software business, which we previously licensed prior to fiscal 2004 under a royalty fee agreement, and reductions in other software license fees.

The change in gross profit margin in fiscal 2005 is the result of increased sales to high volume large enterprise customers which generally provide a lower selling price and the impact of competition. The change in gross profit margin in fiscal 2004 is attributable to the increased sales of higher margin software, as well as component and license fee cost reductions.

Gross margins for fiscal 2006 are projected to be in the 40% to 45% range, including approximately $300,000 per quarter of amortization of intangibles related to acquisitions. Gross margins will likely vary from this range by one or two percentage points in any particular quarter. Gross margins are expected to fluctuate in the future due to changes in product mix, including our e900 product, which carry higher selling prices but lower average percentage gross margins, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client appliance systems, and software and changes in the cost of thin client appliances, memory and other components.

Back to Index

Sales and Marketing (in thousands):

	2005	2004	2003

Sales and marketing	$13,176	$13,125	$9,971
As a percentage of net revenues	17%	21%	17%
Percentage change over prior period	—%	56%	56%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts. Sales and marketing expense declined as a percentage of revenue in fiscal 2005 as we primarily used our existing sales and marketing infrastructure to cover the larger customer base generated from our internal growth and acquisitions. Amortization of acquisition related intangibles was $1.2 million in fiscal 2005 compared to $719,000 in fiscal 2004. This increase was partially offset by reductions in labor costs and third party marketing costs, both related to improved management of the sales and marketing activities. The increase in sales and marketing expense in fiscal 2004 is primarily the result of increasing our organizational investments in the United States and Europe, including personnel additions and targeted marketing initiatives designed to stimulate growth in the thin client segment of the PC market. The increase in fiscal 2004 also reflects amortization of intangibles related to customer relationships resulting from the acquisition in fiscal 2004 of the TeemTalk software business. We expect sales and marketing expenses to increase in absolute dollars in fiscal 2006 to increase as a percentage of revenue at the beginning of fiscal 2006, but to remain in the same range as fiscal 2005 as percentage of revenues as revenues grow. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Research and Development (in thousands):

	2005	2004	2003

Research and development	$3,850	$2,798	$1,837
As a percentage of net revenues	5%	4%	3%
Percentage change over prior period	38%	52%	27%

Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs. The increase in research and development expense in fiscal 2005 and fiscal 2004 is primarily the result of an increase in staff levels, including additional personnel from acquisitions and a write off of $300,000 of acquisition related in-process research and development. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars in fiscal 2006 to increase as a percentage of revenue at the beginning of fiscal 2006, but to remain in the same range as fiscal 2005 as a percentage of revenues as revenues grow.

General and Administrative (in thousands):

	2005	2004	2003

General and administration	$6,866	$5,476	$4,326
As a percentage of net revenues	9%	9%	8%
Percentage change over prior period	25%	27%	37%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the obligations of a public company and fees for legal, audit and tax services. The increase in general and administrative expenses in fiscal 2005 is primarily the result of an increase in staffing levels, increases in compensation levels and added costs for legal, accounting and compliance activities associated with Section 404 of the Sarbanes-Oxley Act. The increase in fiscal 2004 is primarily the result of an increase in staffing levels, increases in compensation levels, increases in fees associated with our EIE tax benefit discussed below and increases in director and officer liability insurance. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions. We expect general and administrative expenses to increase in absolute dollars in fiscal 2006, but decline slightly as a percentage of revenues as revenues grow.

Back to Index

Abandoned Acquisition Costs

During fiscal 2005 and fiscal 2004, we wrote-off $34,000 and $1.6 million, respectively, in direct and incremental costs, which were previously deferred, related to acquisitions that were not consummated. These costs consisted primarily of advisory, legal, third party due diligence and accounting fees. We intend to continue to pursue acquisitions and, if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

Income Taxes (in thousands):

	2005	2004	2003

Income taxes (benefit)	$3,425	$2,269	$3,550
Effective tax rate	32%	30%	36%

Our effective tax rate in fiscal 2005 and fiscal 2004 differed from the combined federal and state statutory rates due primarily to the tax benefit from the Extraterritorial Income Exclusion (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. In fiscal 2005 we also benefited to a lesser extent from foreign income taxes in lower tax rate countries. During fiscal 2004, we recorded an income tax benefit of $332,000 from the recovery of EIE deductions in prior years, which had an impact of 4 percentage points on the effective tax rate.

In October 2004 the EIE was repealed and will be phased out through calendar year 2006. As a result, we expect our effective tax rate to increase as the EIE is phased out over the next two fiscal years; however, the impact of the manufacturing deduction for the Jobs Creation Act has not been determined at this time and that, along with other initiatives we may undertake, could have a favorable impact on our effective income tax rate beginning in fiscal 2006. In addition, certain of our recent acquisitions are located in foreign tax jurisdictions which may have an impact on our overall effective tax rate. Based on these factors, we estimate that our effective tax rate will be 33% for fiscal 2006.

Liquidity and Capital Resources

As of June 30, 2005, we had net working capital of $50.4 million. Our principal sources of liquidity include $43.2 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during fiscal 2005.

Cash and cash equivalents and short-term investments decreased by $12.1 million during fiscal 2005, primarily as a result of cash used for acquisitions of businesses that totaled $20.9 million, plus $1.3 million of stock used for business acquisitions, partially offset by $7.2 million of cash provided by operating activities and $1.4 million of proceeds from financing activities, primarily from the exercise of stock options and other net financing, investing and foreign exchange activities. We have entered into an asset purchase agreement to acquire the TeleVideo thin client business which requires the payment of $4.0 million upon consummation of the transaction which is expected to close in October 2005. In addition there are potential earn-out amounts related to contingent consideration associated with the recent acquisitions completed by the Company. Generally these earn-outs are based on achieved levels of revenue during the twelve months subsequent to completion of the transaction.

Cash flows provided by operating activities: Our largest source of operating cash flows is payments from our customers for the purchase or license of our products. Our primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flow from operating activities in fiscal 2005 was $7.2 million compared to $10.9 million in fiscal 2004 and $10.2 million in fiscal 2003. The decrease in cash flow from operating activities in fiscal 2005 is due to (i) a net decrease in cash from increases in accounts receivable and inventory (resulting in a $8.2 million net decrease in operating cash flows in 2005 versus 2004) required to fund the sales growth experienced in fiscal 2005 and (ii) a $1.9 million decrease in the tax benefit from stock options exercises, partially offset by (i) increases in accounts payable and accrued expenses (resulting in a $3.7 million net increase in cash from operating activities in 2005 verse 2004) as a result of the increase in sales volume and an increase in income tax payable and (ii) an increase of $3.2 in net income exclusive of amortization of intangible assets, in-process research and development and depreciation. Inventory also increased as a result of acquisitions made during fiscal 2005 and advance purchases of inventory to support the cash flow needs of a major supplier. The increase in fiscal 2004 is primarily due to increased collections from customers, increased intangibles amortization due to the purchase of the TeemTalk business, decreased payments to vendors, increases in prepaid income taxes, and decreases in deferred income taxes.

Back to Index

Cash flows used in investing activities: Cash flows used in investing activities in fiscal 2005 and fiscal 2004 included cash used for acquisitions of businesses totaling $20.9 million in fiscal 2005 and $10 million in fiscal 2004. Additionally, we used $1.3 million of stock for the Mangrove acquisition. Other investing activities included purchases and sales of short-term investments, which we typically purchase with surplus cash.

Cash flows provided by financing activities: Cash flows from financing activities included $1.4 million and $884,000 from the exercise of employee stock options in fiscal 2005 and 2004, respectively. Financing activities in fiscal 2004 also included issuance of 1.5 million shares of common stock in a private placement that provided $24.6 million cash, net of transaction costs.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2005 (in thousands):

	Total	2006	2007 and 2008	2009 and 2010	2011 and thereafter

Product purchase obligations	$13,064	$13,064	$—	$—	$—
Operating and capital leases	3,496	735	939	847	975
Other purchase obligations	350	350	—	—	—

	$16,910	$14,149	$939	$847	$975

The above table excludes potential amounts under contractual earn-out related to our recent acquisitions and contingent amounts payable pursuant to arrangements with executive officers which provide for severance obligations in the event of a change in control of up to $1.0 million.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective methods. SFAS  123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules. We are in the process of determining the impact of SFAS No. 123R, which will have a material impact on its consolidated financial statements. The actual effects of adopting SFAS 123R will depend on numerous factors including the amounts of share-based payments granted in the future, modifications to existing awards, the valuation model used, changes in valuation assumptions and forfeitures. See Accounting for Stock-Based Compensation for the pro forma effect on reported net income and earnings per share if we had accounted for its stock option using the fair value recognition provisions of SFAS 123 and the Black-Scholes option pricing model.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. Pursuant to FSP No. 109-1, the deduction should be accounted for as a special deduction in accordance with SFAS No. 109 rather than as a tax rate reduction. FSP No. 109-1 is effective upon issuance. We are eligible for this deduction beginning in fiscal 2006 and will account for it as a special deduction. We have not yet determined the impact that this deduction will have on its effective rate in fiscal 2006, if any.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our first quarter of fiscal 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (Job Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 is effective immediately and the Job Act was enacted in October 2004. FSP No. 109-2 allows for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, we have not adjusted amounts that have been reinvested in foreign jurisdictions under APB Opinion No. 23, “Accounting for Income Taxes-Special Areas,” to reflect the repatriation provisions of the Jobs Act.

In June 2005 March 2005, the FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Waste Obligations ” (SFAS No. 143-1), which requires an entity to recognize an asset retirement liability for its obligation to dispose of electronic equipment for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. SFAS No. 143-1 is effective for fiscal years ending after June 8, 2005. We have no obligations with respect to historical waste at June 30, 2005 unless it replaces equipment in the future. The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) directive, which directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. We are currently evaluating the impact of these directives. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant in the future if we are unable to recover these costs in the price of our products.

Factors Affecting Neoware and Future Operating Results

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

During the past two years, we have increased operating expenses significantly as a foundation for us to stimulate growth in our market, and we expect to increase our operating expenses during fiscal 2006. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.

Our business has grown through both internal expansion and business acquisitions, and this has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 114 employees at August 30, 2004 to 140 employees at August 30, 2005. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel, as well as foreign employees. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our foreign operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization.

Back to Index

Although we have generated operating profits for the past four fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated operating profits in the past four fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses may increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client companies, and our planned investment in continuing to commercialize the technology we have acquired. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from thin client appliances, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors’ price reductions. Our marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and may in the future result in, a decline in our gross margins. Additionally, we have recently introduced new products, including our Neoware e900 product line, which has higher average selling prices but lower percentage gross margins than our traditional products. If our sales do not continue to increase as a result of these strategies, our profitability will decline, and we may experience losses.

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

In the desktop PC market, we face significant competition from makers of traditional personal computers, many of which are larger companies that have greater name recognition than we have. In addition, we face significant competition from thin client providers, including Hewlett Packard, Wyse Technology and other smaller companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share. Our strategy to seek to increase our share of the overall PC market by targeting our core markets may create increased pressure, including pricing pressure, on certain of our thin client appliance products. While we believe that this will enable us to increase our revenues, there is no assurance that we will be successful in this approach. In fact, our implementation of this strategy may result in reductions in margins as we compete to attract business. Our inability to successfully implement this strategy could have an adverse impact on our revenues.

Back to Index

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

As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and outsourcing transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances and outsourcing transactions can be more pronounced for more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue and selling, general and administrative expenses.

Since June 2001, we have completed eight acquisitions and entered into an alliance with IBM, and we may make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate the three European acquisitions we completed in the third and fourth quarters of fiscal year 2005 or future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, manage supply chain integration, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004, we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

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

Back to Index

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Linearity – Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition;

•	Significant Orders – We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are completed in an earlier quarter than that which was anticipated, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially; and

•	Seasonality – We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters.

•	Stock based compensation expense – Starting in the quarter ending September 30, 2005, we will begin recording stock-based compensation expense as calculated under FAS No. 123R. While we have not yet completed our analysis, we expect the non-cash impact of stock based compensation expense during fiscal 2006 to be in the range of $2.5 to $3.0 million. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

•	the growth and changing requirements of the thin client segment of the PC market;

•	the quality, price, performance and total cost of ownership of our products compared to personal computers;

•	the availability, price, quality and performance of competing products and technologies; and

•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

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

We may not be able to release new products on a timely basis because some of our products use Linux as their operating system. The heart of Linux, the Linux kernel, is maintained by third parties. If this group of developers fails to further develop the Linux kernel, we would have to either rely on another party to further develop the kernel or develop it ourselves, which would increase our costs and slow our development efforts.

Back to Index

Actions taken by the SCO Group (SCO) could impact the sale of our Linux products, negatively affecting sales of some of our products.

SCO has taken legal action against IBM and certain other corporations, and sent letters to Linux customers alleging that certain Linux kernels infringe on SCO’s Unix intellectual property and other rights, and that SCO intends to aggressively protect those rights. While we are not a party to any legal proceeding with SCO, since some of our products use Linux as their operating system, SCO’s allegations, regardless of merit, could adversely affect sales of such products. SCO has brought claims against certain end user customers of the Linux operating system and threatened to bring claims against other end-users of Linux for copyright violations arising out of the facts alleged in SCO’s lawsuit against IBM. Some of these claims could be indemnified under indemnities we have given or may give to certain customers. In the event that claims for indemnification are brought against the customers that we have indemnified, we could incur expenses reimbursing the customers for their costs, and if the claims were successful, for damages.

Because we depend on sole source, limited source and foreign source suppliers for the design and manufacture of our thin client products and for key components in our thin client appliance products, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales. In addition, our outsourcing activities for other function may fail to reduce costs and may disrupt operations.

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

We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client appliances that are bundled with our software. Third parties design and produce these thin client appliances for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. During fiscal year 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints which increased inventory and decreased cash balances. Additionally, a new domestic supplier required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities to a larger order.

In addition to using third party suppliers for the manufacture of our products and supply of our components, to achieve additional cost savings or operational benefits, we have expanded, and may in the future expand, our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. In fiscal year 2005, we entered into an agreement with a company located in India under which they provide software development services to us. To the extent that we rely on partners or third party service providers for the provision of software development services and key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of software development and the development, support or maintenance of operations and processes, including the internal controls associated with our business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if our third party service providers experience business difficulties or are unable to provide the services as anticipated, we may need to seek alternative service providers or resume providing such services internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

Back to Index

If we are unable to continue generating substantial revenues from international sales and effectively managing our international operations our business could be adversely affected.

We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA). Our EMEA activities accounted for approximately 35% of revenues for the 2005 fiscal year. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions in each country could adversely affect demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations, and could result in greater costs for our international operations in the future.

Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us, such as the Foreign Corrupt Practices Act, and any violations of such laws by our employees or contractors could have a material adverse effect on our business. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, our future results could be adversely affected by difficulties in staffing and managing our international operations, which have significantly expanded and become more complex as a result of the European acquisitions completed in the third and fourth quarters of fiscal year 2005.

Because we rely on distributors and IBM and Lenovo to sell our products, our revenues could be negatively impacted if these companies do not continue to purchase products from us.

We cannot be certain that we will be able to attract or retain distributors to market our products effectively or provide timely and cost-effective customer support and service. None of our current distributors, including IBM, is obligated to continue selling our products or to sell our new products. We cannot be certain that any distributors will continue to represent our products or that our distributors will devote a sufficient amount of effort and resources to selling our products in their territories. We need to expand our indirect sales channels, and if we fail to do so, our growth could be limited. A number of our distributors in turn distribute via their own networks of channel partners with whom we have no direct relationship. Our distribution channel could be affected by disruptions in the relationships of and with our channel partners and and their networks.

We derive a substantial portion of our revenue from sales made directly to IBM, and, going forward to Lenovo, and through our other distributors. A significant portion of our other revenue is derived from sales to resellers. If our distributors were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors.

As a result of our alliance with IBM and Lenovo, we rely on the parties for distribution of our products to their customers. Sales directly to IBM accounted for 19 % of our net sales during fiscal 2005. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decisions to purchase our products even though the end-user may not purchase our products through IBM. While it is difficult to quantify the net revenues associated with these purchases we believe that these sales could be significant and can vary significantly from quarter to quarter.

Back to Index

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

In the course of our business, third parties may claim that we are infringing upon their intellectual property rights. We evaluate the validity of the claims and determine whether we will negotiate licenses to use the technology. Even if we believe that the claims are without merit, responding to such claims could be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

In addition, certain products or technologies developed by us, including for example the Linux-based products, may incorporate so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software may be restricted as a result of using such open source software because, among other reasons:

•	open source license terms may be ambiguous and may result in being subject to unanticipated obligations regarding our products and technologies;

•	competitors may have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law; and

•	it may be difficult for us to accurately determine the origin of the open source code and whether the open source software in fact infringes third party intellectual property rights.

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

Our products are differentiated from those of our competitors by our internally developed technology that is incorporated into our products. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights. However, any of our intellectual property rights could be challenged, invalidated or circumvented, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions in which we operate or in which we have outsourced operations we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position and cause us to incur substantial legal fees. If we are unable to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products, which would harm our operating results.

Back to Index

We may repatriate cash from our foreign subsidiaries, which could result in additional income taxes that could negatively impact our results of operations and financial position. In addition, if foreign countries’ currency policies limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

One or more of our foreign subsidiaries may hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

Unforeseen environmental costs could impact our future earnings.

The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) directive, which directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. We are currently evaluating the impact of these directives. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant if we are unable to recover these costs in the price of our products.

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

Back to Index

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel and affect our operating results.

We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006 and expect that it will have a material impact on our financial statements In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these new regulations, it may be more difficult or expensive for us to grant options to employees, we will incur increased cash compensation costs, and we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

In the event we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have recently completed our evaluation of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. As a result, we have incurred additional expenses and diversion of management’s time, which has materially increased our operating expenses and accordingly reduced our net income. While our evaluation resulted in our conclusion that as of June 30, 2005 our internal controls over financial reporting were effective, we cannot be certain as to the outcome of our testing in future periods . If our independent registered public accounting firm are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm’s interpretation of the requirements, rules or regulations are different than ours in the future, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal controls over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Back to Index

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

Back to Index

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our consummation of our acquisition of the TeleVideo thin client business; our expectation to grow the company organically and through acquisitions; our acquisition strategy; our commitment to continue to develop and enhance our technology and to continue to invest in software development; our expectations regarding the growth of our revenues as a result of increased penetration of the PC market and our relationship with IBM and our recently completed acquisitions; our expectations that there will be no change in our IBM related business due to our execution of the agreement with Lenovo; our initiation of a patent program to protect our proprietary software; our expectations as to revenues, gross margins, operating expenses, research and development expenses, sales and marketing expenses, general and administrative expenses, and our effective tax rate for fiscal 2006; our expectation as to the non-cash impact of stock-based compensation expense under FAS125R during fiscal 2006; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Factors Affecting Neoware and Future Operating Results” and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM and Lenovo, the timing and receipt of future orders, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, including the former employees of the businesses we acquired; the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify future acquisitions and to successfully consummate and integrate recently completed and future acquisitions (including the TeleVideo acquisition), our ability to protect our proprietary software, increases in the cost of thin client appliances and components, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

As of June 30, 2005 and 2004, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

We have operations in the United Kingdom, Germany, France, Austria, Sweden and Australia that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities’ statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. Additionally, we have investments in each of these countries for which we recognize unrealized gains and losses through other comprehensive income within stockholders’ equity for foreign currency fluctuations.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15 for a listing of consolidated financial statements provided in the section titled “Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Back to Index

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2005 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting appears on page 66.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

Item 9B. Other Information

None.

Back to Index

PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to directors required by this Item is incorporated by reference to the Section entitled “Election of Directors” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

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

The following individuals are our current executive officers:

Name	Age	Position

Michael G. Kantrowitz	45	Chairman, President and Chief Executive Officer
Eric N. Rubino	46	Chief Operating Officer
Roy Zatcoff	50	Executive Vice President of Marketing and Development
Keith D. Schneck	50	Executive Vice President and Chief Financial Officer
Peter Bolton	51	Executive Vice President of European Sales and Marketing

Mr. Kantrowitz has been Chairman of the Company’s Board of Directors since December 2002 and President and Chief Executive Officer of Neoware since February 2000. Prior to his appointment as President and CEO, Mr. Kantrowitz served as our Executive Vice President responsible for Marketing, Sales and Business Development and as a Director since March 1995. Prior to this, Mr. Kantrowitz was a senior executive of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held engineering and technical positions with Raytheon Company and Adage Corporation. Mr. Kantrowitz holds a BSEE in Electrical Engineering from the University of Lowell.

Mr. Rubino has been Chief Operating Officer of Neoware since December 2002. Prior to joining Neoware, from 1999 to 2002, Mr. Rubino served as the Chief Operating Officer for SAP America, Inc., where he managed a wide range of operational departments, including the small and medium business channel, customer support, new business development, information technology, legal, contracts, application hosting, strategic alliances, purchasing, facilities, and risk management. From 1991 to 1999, Mr. Rubino served as Corporate Secretary, Vice President and General Counsel and Senior Vice President of SAP America, Inc. In addition, Mr. Rubino has served in a variety of management positions in contracts and finance with RCA Corporation, General Electric and Bell Atlantic Business System Services, and holds a J.D., an MBA in Finance, and a B.S. in Marketing.

Mr. Zatcoff has been Executive Vice President, responsible for worldwide marketing and product development since March 2005. Prior to joining Neoware, from September 2003 to October 2004, he served as Chief Operating Officer of Primavera Systems Inc., a privately-held software company. From May 1986 to October 2003, he served in various executive roles at SCT Corporation, including Executive Vice President from 2002 to 2003, President of two of its operating units from 1994 to 2002 and Vice President, Product Development from 1986 to 1994. During his career, Mr. Zatcoff has been responsible for a variety of engineering, marketing and general management functions, including product development, business operations, acquisitions and integration of acquired operations. Mr. Zatcoff was awarded an Eisenhower Fellowship in May 2000. Mr. Zatcoff holds a B.S. degree in computer science.

Back to Index

Mr. Schneck has been Executive Vice President and Chief Financial Officer since joining Neoware in April 2003. Prior to joining Neoware, from December 2000 to April 2003, he served as Chief Financial Officer of T-Networks, a venture capital-funded start up company that provides next generation fiber optical components and sub-systems to the telecommunications market. From April 1995 to December 2000, Mr. Schneck served as President and Chief Financial Officer for AM Communications, Inc., a publicly held company. Prior to that, from 1987 until 1995, Mr. Schneck held senior management positions at Integrated Circuit Systems, Inc., a publicly held company, including Chief Operating Officer and Senior Vice President Finance. Mr. Schneck is a CPA with over 10 years of public accounting experience with KPMG LLP.

Mr. Bolton has been Executive Vice President of European Sales and Marketing of Neoware since July 2003 and prior to this held various sales management positions with Neoware from November 1996, including UK Sales Manager, EMEA Sales Manager and Vice President of EMEA Sales. Prior to joining Neoware, Mr. Bolton served as General Manager of Xanadu Systems from 1991 to 1996. Prior to that, he was employed as a Channel Manager for NeXT Computer, Inc.

All of our executive officers are appointed annually by our Board and serve at its discretion.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” under “Executive Compensation” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Back to Index

Equity Compensation Plan Information

The following table sets forth information about the shares of the Company’s Common Stock that may be issued as of June 30, 2005 upon the exercise of options under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), which was approved by the stockholders, and shares that may be issued under options under the 2002 Stock Option Plan (the “2002 Plan”).

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders(1)	1,671,031	$11.25	767,874
Equity compensation plans not approved by security holders(2)	579,544	$13.40	—

	2,250,575	$11.81	767,874

(1)	The 2004 Plan, designed to provide equity compensation to certain employees, officers, directors and independent contractors of Neoware, authorizes the grant of incentive and non-qualified options, stock appreciation rights, restricted shares and restricted share units. The 1995 Stock Option Plan, which was replaced by the 2004 Plan, authorized the granting of incentive and non-qualified stock options. The 1995 Plan was terminated on December 1, 2004 as to any shares available for future grant. Options granted under the 1995 Plan that terminate, expire or are canceled without having been exercised after December 1, 2004 will be available for grant under the 2004 Plan.

(2)	The 2002 Plan, which was designed to provide equity compensation to certain employees, officers, directors and independent contractors of Neoware, authorized the granting of non-qualified stock options. A total of 700,000 shares were reserved for issuance under the 2002 Plan. The option price per share for any stock option granted under the 2002 Plan was not less than the last reported trade of Neoware’s common stock on the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) System on the date of grant or the day immediately preceding the date of grant. Upon the occurrence of a change in control, as defined under the 2002 Plan, the Board of Directors or committee appointed by the Board to administer the plan may, on a case-by-case basis, provide for the individual vesting of any unvested stock options held by a plan participant. The 2002 Plan did not permit the granting of incentive stock options or provide for automatic grants of options to non-employee directors. The 2002 Plan was not approved by our stockholders and was terminated on December 1, 2004 as to any shares available for future grant. Options granted under the 2002 Plan that terminate, expire or are canceled without having been exercised after December 1, 2004 will be available for grant under the 2004 Plan.

Back to Index

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Proposal to Ratify Independent Registered Accounting Firm” in our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

PART IV

The information required to be included in this Annual Report on Form 10-K under Item 14 is incorporated by reference to our 2005 Proxy Statement under the caption “Audit Fees” under “Proposal to Ratify Accountants”.

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of June 30, 2005 and 2004
•	Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003.
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2005, 2004 and 2003.
•	Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003.
•	Notes to Consolidated Financial Statements
•	Reports of Independent Registered Public Accounting Firm
•	Management’s Report on Internal Controls Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm

Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K for the years ended June 30, 2005, 2004 and 2003

•	Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

Back to Index

Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between the Registrant and Visara International, Inc. dated September 22, 2004 (Exhibit 10.1)(6)

2.2	Asset Purchase Agreement between the Registrant and TeleVideo dated as of January 11, 2005 (Exhibit 2.1)(11)

2.3	Asset Purchase Agreement between Neoware Systems, Inc., eSeSIX Computer GmbH and Engelbert Tretter dated as of March 4, 2005 (Exhibit 2.1)(12).

2.4	Share Purchase Agreement between Neoware Systems Inc. and the shareholders of eSeSIX Information-Technologies GmbH dated as of March 4, 2005 (Exhibit 2.2)(12).

2.5*	First Amendment to Asset Purchase Agreement between the Registrant and TeleVideo, Inc. dated as of June 14, 2005

3.1	Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-laws (Exhibit 3.2)(4)

10.1	Lease between the Registrant and GBF Partners, as amended. (Exhibit 10.9)(3)

10.2	Second Amendment to Commercial Lease, dated July 31, 2000, between the Registrant and GBF Partners. (Exhibit 10.3)(7)

10.3†	1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.4)(9)

10.4†	Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(5)

10.5†	Employment Agreement, dated June 10, 1999, between the Registrant and Edward M. Parks. (Exhibit 10.7)(4)

10.6†	Letter Agreement, dated December 9, 2002, between the Registrant and Eric R. Rubino. (Exhibit 10.2)(9)

10.7†	Letter Agreement, dated November 8, 2002, between the Registrant and Matthew Wrabley. (Exhibit 10.3)(9)

10.8†	Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003) (Exhibit 4.1)(10)

Back to Index

10.9	Registration Rights Agreement dated May 22, 2002 among the Registrant, Emerging Growth Equities, Ltd. and the investors named therein. (Exhibit 99.2)(8)

10.10	Registration Rights Agreement dated July 10, 2003 among the Registrant and the investors named therein. (Exhibit 10.16)(13)

10.11†	Letter Agreement, dated April 11, 2003, between the Registrant and Keith D. Schneck. (Exhibit 10.18)(13)

10.12†	Form of Incentive Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002).(Exhibit 10.15)(17)

10.13†	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002).(Exhibit 10.16)(17)

10.14†	Form of Non-Qualified Stock Option Agreement (Directors) under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002).(Exhibit 10.17)(17)

10.15†	Form of Stock Option Agreement under in Registrant’s Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003).(Exhibit 10.18)(17)

10.16†	2004 Equity Incentive Plan (Exhibit 10.1)(14)

10.17†	Amendment to 2004 Equity Incentive Plan (effective January 20, 2005) (Exhibit 10.2)(14)

10.18†	Form of Annual Director Grant Agreement under the Registrant’s 2004 Equity Incentive Plan (Exhibit 10.3)(14)

10.19†	Form of Incentive Stock Option Award Agreement under the Registrant’s 2004 Equity Incentive Plan (Exhibit 10.4)(14)

10.20†	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2004 Equity Incentive Plan (Exhibit 10.6)(14)

10.21	Form of Stock Option Award Agreement for Optionees Residing in France under the Registrant’s 2004 Equity Incentive Plan (Exhibit 4.6)(16)

10.22†	2005 Executive Bonus Plan (Exhibit 10.7)(14)

10.23†	Compensation Arrangement between the Registrant and Peter Bolton dated December 1, 2004

10.24	Lease Agreement between Liberty Property Limited Partnership and Neoware Systems, Inc. dated as of August 2, 2005 (Exhibit 10.1)(15)

21.1*	Subsidiaries

23.1*	Consent of KPMG LLP

31.1*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of as Chairman, President and Chief Executive Officer of Neoware Systems, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

32.2*	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware Systems, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 33-87036) filed with the SEC on December 6, 1994.

(4)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1999.

(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on for the quarter ended September 30, 2004.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001.

(8)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-85490) filed with the Securities and Exchange Commission on June 5, 2002.

(9)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(10)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-107970) filed with the Securities and Exchange Commission on August 14, 2003.

(11)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2005.

(13)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 15, 2003.

(14)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended December 31, 2004.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 8, 2005.

(16)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-126533) filed with the Securities and Exchange Commission on July 12, 2005.

(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2005.

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

Signature	Title	Date

/s/ Michael G. Kantrowitz		September 13, 2005
President, Chief Executive
Michael G. Kantrowitz	Officer and Chairman of the Board
(Principal Executive Officer)

/s/ John M. Ryan	Director	September 13, 2005

John M. Ryan

/s/ Christopher G. McCann	Director	September 13, 2005

Christopher G. McCann

/s/ David D. Gathman	Director	September 13, 2005

David D. Gathman

/s/ John P. Kirwin	Director	September 13, 2005

John P. Kirwin

Back to Index

FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

Back to Financial Statements

NEOWARE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,

ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$8,285	$17,119
Short-term investments	34,874	38,177
Accounts receivable, net of allowance for doubtful accounts of $402 and $526	17,165	10,580
Inventories	3,051	795
Prepaid expenses and other	2,627	1,628
Deferred income taxes	1,015	643

Total current assets	67,017	68,942

Property and equipment, net	416	509
Goodwill	31,223	17,466
Intangibles, net	9,386	3,545
Deferred income taxes	—	145

	$108,042	$90,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,408	$5,685
Accrued compensation and benefits	2,018	1,534
Other accrued expenses	3,166	1,071
Income taxes payable	2,290	854
Deferred revenue	734	739

Total current liabilities	16,616	9,883

Deferred income taxes	1,151	—
Deferred revenue	306	235

Total liabilities	18,073	10,118

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 16,350,054 and 15,786,504 shares issued and 16,250,054 and 15,686,504 shares outstanding	16	16
Additional paid-in capital	74,577	71,718
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income	118	936
Retained earnings	15,358	7,919

Total stockholders’ equity	89,969	80,489

	$108,042	$90,607

See accompanying notes to consolidated financial statements.

Back to Financial Statements

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,

	2005	2004	2003

Net revenues	$78,784	$63,165	$57,522
Cost of revenues	44,570	32,785	31,549

Gross profit	34,214	30,380	25,973

Sales and marketing	13,176	13,125	9,971
Research and development	3,850	2,798	1,837
General and administrative	6,866	5,476	4,326
Abandoned acquisition costs	34	1,604	—

Operating expenses	23,926	23,003	16,134

Operating income	10,288	7,377	9,839

Interest income, net	859	392	323
Foreign exchange loss	(283)	(106)	—
Loss on investment	—	—	(300)

Income before income taxes	10,864	7,663	9,862
Income taxes	3,425	2,269	3,550

Net income	$7,439	$5,394	$6,312

Earnings per share:
Basic	$0.47	$0.34	$0.46

Diluted	$0.46	$0.34	$0.43

Weighted average number of common shares outstanding:
Basic	15,931	15,683	13,601

Diluted	16,202	16,020	14,696

See accompanying notes to consolidated financial statements.

Back to Financial Statements

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Retained
			Paid-in	Treasury	Comprehensive	Earnings
	Shares	Amount	Capital	Stock	Income (Loss)	(Deficit)	Total

BALANCE AT JUNE 30, 2002	12,835,615	$13	$40,292	$(100)	$(116)	$(3,787)	$36,302
Net income	—	—	—	—	—	6,312	6,312
Translation adjustment	—	—	—	—	(27)	—	(27)
Reclassification adjustment for realized loss on marketable equity securities	—	—	—	—	116	—	116

Total comprehensive income							6,401
Costs associated with issuance of common stock	—	—	(122)	—	—	—	(122)
Exercise of warrants	118,910	—	513	—	—	—	513
Exercise of stock options	1,000,275	1	1,727	—	—	—	1,728
Tax benefits related to stock options	—	—	1,805	—	—	—	1,805

BALANCE AT JUNE 30, 2003	13,954,800	$14	$44,215	$(100)	$(27)	$2,525	$46,627
Net income	—	—	—	—	—	5,394	5,394
Translation adjustment	—	—	—	—	963	—	963

Total comprehensive income							6,357
Issuance of common stock, net of expenses	1,500,000	2	24,607	—	—	—	24,609
Net issuance of warrants	1,904	—	—	—	—	—	—
Exercise of stock options	229,800	—	884	—	—	—	884
Tax benefits related to stock options	—	—	2,005	—	—	—	2,005
Other	—	—	7	—	—	—	7

BALANCE AT JUNE 30, 2004	15,686,504	$16	$71,718	$(100)	$936	$7,919	$80,489
Net income	—	—	—	—	—	7,439	7,439
Translation adjustment	—	—	—	—	(818)	—	(818)

Total comprehensive income							6,621
Shares issued for acquisition	153,682	—	1,300	—	—	—	1,300
Exercise of warrants	13,000	—	122	—	—	—	122
Exercise of stock options	396,868	—	1,323	—	—	—	1,323
Tax benefits related to stock options	—	—	114	—	—	—	114

BALANCE AT JUNE 30, 2005	16,250,054	$16	$74,577	$(100)	$118	$15,358	$89,969

See accompanying notes to consolidated financial statements.

Back to Financial Statements

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year Ended June 30,

	2005	2004	2003

Cash flows from operating activities:
Net income	$7,439	$5,394	$6,312
Adjustments to reconcile net income to net cash provided by operating activities-
Amortization of intangibles	1,795	1,049	538
In-process research and development	300	—	—
Depreciation	290	261	249
Tax benefit related to stock options	114	2,005	1,805
Deferred income tax benefit	(3)	141	640
Loss on investment	—	—	300
Changes in operating assets and liabilities, net of effect from acquisitions- (Increase) decrease in:
Accounts receivable	(6,156)	509	(1,568)
Inventories	(1,596)	(22)	268
Prepaid expenses and other	(753)	(820)	(274)
Increase in:
Accounts payable	2,641	1,478	1,095
Accrued expenses	3,143	629	681
Deferred revenue	33	284	110

Net cash provided by operating activities	7,247	10,908	10,156

Cash flows from investing activities:
Purchase of ThinTune thin client business, net of cash acquired	(10,087)	—	—
Purchase of Qualystem S.A.S. business, net of cash acquired	(4,232)	—	—
Purchase of Visara thin client business	(3,804)	—	—
Purchase of Mangrove S.A.S. business, net of cash acquired	(2,744)	—	—
Purchase of TeemTalk software business	—	(9,995)	—
Purchases of intangible assets	—	(125)	—
Purchases of short-term investments	(48,829)	(39,470)	(3,151)
Sales of short-term investments	52,177	4,444	—
Purchases of property and equipment	(157)	(198)	(154)

Net cash used in investing activities	(17,676)	(45,344)	(3,305)

Cash flows from financing activities:
Exercise of stock options and warrants	1,445	884	2,241
Proceeds from issuance of common stock, net of expenses	—	24,609	—
Repayments of capital leases	(6)	(6)	(250)
Expenses for prior issuance of common stock	—	(3)	(122)
Repayments of officer notes receivable	—	—	263

Net cash provided by financing activities	1,439	25,484	2,132

Effect of foreign exchange rate changes on cash	156	57	—

(Decrease) increase in cash and cash equivalents	(8,834)	(8,895)	8,983

Cash and cash equivalents, beginning of year	17,119	26,014	17,031

Cash and cash equivalents, end of year	$8,285	$17,119	$26,014

Supplemental cash flow disclosures:
Cash paid for income taxes	$918	$261	$976
Issuance of common stock for purchase of Mangrove Systems, S.A.S.	1,300	—	—

See accompanying notes to consolidated financial statements.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Neoware Systems, Inc. (the “Company”) provides software, services and solutions to enable thin client appliance computing, which is a computing architecture targeted at business customers as an easier to manage, more secure, more reliable, and more cost-effective solution than traditional PC-based, client server computing. The Company’s software and management tools secure, power and manage a new generation of smart thin client appliances that utilize the benefits of open, industry-standard technologies used in the PC industry to create new alternatives to full-function personal computers used in business, as well as green-screen terminals. The Company’s software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and legacy systems. The Company generates revenues primarily from sales of thin client appliance systems, which include the appliance device and related software, and to a lesser extent from ThinPC thin client software for PCs, Teem Talk host access software, ezRemote Manager central management software, and services such as training and integration. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period.

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

Reclassification

Certain reclassifications have been made to the prior years’ consolidated balance sheet to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

Short-Term Investments

The Company classifies its investments as available-for-sale securities or held to maturity securities. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. To date, unrealized gains and losses have been immaterial. Held to maturity investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. Held to maturity investments consist of debt securities which the Company has the ability and the intention to hold these investments to maturity and accordingly, they are not adjusted for temporary declines in their fair value.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of short-term investments (in thousands):

	June 30,

	2005	2004

Held-to-maturity:
Certificates of deposit	$5,049	$5,000
Commercial paper	—	33,117

	5,049	38,117
Available-for-sale:
Auction rate securities	29,825	—

	$34,874	38,117

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the remaining lease term, if shorter. The estimated useful life of furniture and equipment and computer equipment is generally three to seven years and the estimated useful life of leasehold improvements is generally five years.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent acquired technology, customer and distribution relationships, non-compete agreements and tradenames acquired. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead tested for impairment at least annually.

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

Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Vendor specific objective evidence of these amounts is determined by the price charged when these elements are sold separately, generally based on the renewal rate.

Stock rotation rights and price protection are provided to certain distributors. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. Price protection provides for a rebate in the event the Company reduces the price of products for which the distributors have yet to sell to end-users. The Company reserves for these arrangements based on a specific review of known issues, historical experience and the level of inventories in the distribution channel and reduces current period revenue accordingly.

Product warranty costs are accrued at the time the related revenues are recognized.

The Company offers fixed-price support or maintenance contracts, including extended warranties, to its customers ranging from one to five years. Revenue from these transactions is recognized over the related term. The difference between the amount recognized and the amount collected for these arrangements is recorded as deferred revenue.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Costs incurred in the development of new software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized. Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. The Company recorded no expense in fiscal 2005 and 2004 and $48,000 in fiscal 2003, respectively, related to amortization of capitalized software costs. There were no capitalized software costs during fiscal 2005, 2004 and 2003 since there were no development costs incurred after the establishment of technological feasibility.

Concentrations of Credit Risk and Dependence on Supplier

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. The Company primarily invests its excess cash in corporate notes, government securities, auction rate securities, certificates of deposit, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral related to accounts receivable. The Company maintains allowances for credit losses based on various factors, including changes in customers’ ability to pay due to bankruptcy, cash flow issues or other changes in the customer’s financial condition, significant payment delays and other economic conditions.

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue and accounts receivable balances:

	Year Ended June 30,

	2005	2004	2003

Net revenues
IBM/Lenovo	19%	18%	17%
North American distributor	10%	*	*
European distributor	* %	10%	16%

	June 30,

	2005	2004

Accounts receivable
Lenovo	18%	* %
IBM	*	21%
European distributor	*	11%

(*) Amounts do not exceed 10% for such period

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, the Company entered into an agreement with Lenovo, under which Lenovo can purchase Neoware’s products under the same terms as IBM. The Company’s agreement with IBM remains in effect.

IBM and Lenovo and the Company’s distributors resell the Company’s products to individual resellers and/or end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from year to year. In addition to the Company’s direct sales to IBM and Lenovo, IBM and Lenovo can purchase the Company’s products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decision to purchase the Company’s products even though the end-user may not purchase the Company’s products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, the Company believes that these sales are significant and can vary significantly from quarter to quarter.

During fiscal 2005, 2004 and 2003 revenues from Europe, the Middle East and Africa, based on the location of the Company’s primary selling activities with its customers accounted for 35%, 38% and 39%, respectively, of net revenues. During fiscal 2005, 2004 and 2003 sales to the United Kingdom accounted for 12%, 12% and 21%, respectively, of net revenues. No other single country accounted for more than 10% of net revenue in fiscal 2003.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company depends upon a limited number of sole source suppliers for its thin client appliance products and for several of there components. One of the Company’s suppliers that provides a substantial portion of its thin client products informed the Company in late fiscal 2004 that it was experiencing cash liquidity constraints and was evaluating and undertaking financial restructuring actions. In December 2004, the Company agreed to accommodate the supplier by purchasing products for inventory in advance of its contractual obligations and it anticipated continuing this practice until such time as the supplier’s cash liquidity situation was resolved. In the quarter ended March 31, 2005, this supplier’s liquidity improved and the Company reduced our advance purchase of inventory. However, in the event that this supplier were to experience future cash liquidity constraints, the Company could be requested to make advance purchases which would decrease its cash balance. Additionally, the Company could face an interruption in the supply of a substantial portion of its products. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit the Company’s ability to ship product to fully meet customer demand. If this were to happen, the Company’s revenue would decline and its profitability would be adversely impacted.

The Company also depends on limited sources to supply several other industry standard components and relies on certain foreign suppliers, which also subject the Company to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. The Company also made an advance payment to a vendor to ensure adequate product supply to meet customer demand, which totaled $1.1 million at June 30, 2005 and has been recorded as a prepaid expense. A weakening dollar could result in greater costs to the Company for its components.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options and warrants using the treasury stock method, if dilutive.

Income Taxes

Under the asset-and-liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income (Loss)

The Company classifies items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Excluding net income, the Company’s sources of other comprehensive income (loss) are unrealized appreciation (depreciation) on its holdings of short-term investments classified as available-for-sale and unrealized income (loss) relating to foreign currency exchange rate fluctuations.

Accounting for Stock-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-based Compensation.”

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended June 30,

	2005	2004	2003

Net income
As reported	$7,439	$5,394	$6,312
Less:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,410)	(3,014)	(1,701)

Stock-based employee compensation expense related to acceleration of certain unvested stock options, net of tax (note 11)	(3,300)	—	—

Pro forma	$729	$2,380	$4,611

Basic earnings per share:
As reported	$0.47	$0.34	$0.46

Pro forma	$0.05	$0.15	$0.34

Diluted earnings per share:
As reported	$0.46	$0.34	$0.43

Pro forma	$0.05	$0.15	$0.31

The fair value of the Company’s stock-based awards to employees was estimated at the date of grant using the Black-Scholes option pricing model, assuming an estimated life of five to ten years, no dividends, volatility of 70% - 126%, and risk-free interest rates of 2.1% - 6.8%. In May 2005, the Company accelerated the vesting of unvested stock options to acquire 530,000 shares of common stock with exercise prices greater than $14.00 per share which resulted in additional expense included in the above fiscal 2005 total stock-based employee compensation expense of approximately $3.3 million, net of tax. As a result, stock-based employee compensation expense will be reduced by $1.8 million, $1.4 million and $100,000 in fiscal 2006, 2007 and 2008, respectively, subject to adjustments for terminations.

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

Impairment of Goodwill

The Company reviews goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that the Company perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. The Company operates in one reporting unit and performs its annual SFAS No. 142 impairment test as of June 30 of each year. As of June 30, 2005 and 2004, the fair value of the Company exceeded its carrying value and, accordingly, goodwill and intangible assets with indefinite useful lives were not impaired.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets with estimable useful lives, for impairment whenever an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the event of an impairment indicator, the Company would determine the recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized would be the amount by which the carrying amount exceeds the fair market value of the asset. Management does not believe that there were any triggering events in 2005, 2004 or 2003.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective methods. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules. The Company is in the process of determining the impact of SFAS No. 123R, which will have a material impact on its consolidated financial statements. The actual effects of adopting SFAS 123R will depend on numerous factors including the amounts of share-based payments granted in the future, modifications to existing awards, the valuation model used, changes in valuation assumptions and forfeitures. See Accounting for Stock-Based Compensation for the pro forma effect on reported net income and earnings per share if the Company had accounted for its stock option using the fair value recognition provisions of SFAS 123 and the Black-Scholes option pricing model.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. Pursuant to FSP No. 109-1, the deduction should be accounted for as a special deduction in accordance with SFAS No. 109 rather than as a tax rate reduction. FSP No. 109-1 is effective upon issuance. The Company is eligible for this deduction beginning in fiscal 2006 and will account for it as a special deduction. The Company has not yet determined the impact that this deduction will have on its effective rate in fiscal 2006, if any.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the Company’s first quarter of fiscal 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (Job Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 is effective immediately and the Job Act was enacted in October 2004. FSP No. 109-2 allows for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, the Company has not adjusted amounts that have been reinvested in foreign jurisdictions under APB Opinion No. 23, “Accounting for Income Taxes-Special Areas,” to reflect the repatriation provisions of the Jobs Act.

In June 2005, the FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Waste Obligations” (SFAS No. 143-1), which requires an entity to recognize an asset retirement liability for its obligation to dispose of electronic equipment. SFAS No. 143-1 is effective for fiscal years ending after June 8, 2005. The Company has no obligations with respect to historical waste at June 30, 2005 unless it replaces equipment in the future. The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) directive, which directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. We are currently evaluating the impact of these directives. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant in the future if the Company is unable to recover these costs in the price of our products.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combinations

Qualystem Technology S.A.S.

In April 2005, the Company acquired all of the outstanding stock of Qualystem Technology S.A.S. (Qualystem), a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients, for $4.5 million in cash, including transaction costs, plus a potential earn-out based upon performance. A maximum of $3.3 million of earn-out could be payable if revenue targets are achieved through June 30, 2006.

The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated, based on an independent valuation, as follows (in thousands):

Cash	$270
Short-term investments	44
Other assets	173
Liabilities	(211)
In-process research and development	300
Acquired technology	600
Non-compete agreements	200
Goodwill	3,126

4,502
Less cash acquired	(270)

$4,232

The acquired in-process research and development was expensed and the related charge is included in income from operations for the year ended June 30, 2005. The results of operations of the Qualystem business have been included in the Company’s statement of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Qualystem as if the acquisition was consummated on July 1, 2003.

ThinTune Thin Client Business

In March 2005, the Company acquired the ThinTune thin client business of eSeSIX Computer GmbH (eSeSIX Computer) and on March 4, 2005 acquired all of the outstanding stock of eSeSIX Information-Technologies (eSeSIX Tech), eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer and eSeSIX Tech are collectively referred to as the ThinTune thin client business. The purchase consideration was $10.1 million in cash, including transaction costs, plus a potential earn-out based upon performance. A maximum of $1.6 million of earn-out could be payable if revenue targets are achieved through December 31, 2005.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated, based on an independent valuation, as follows (in thousands):

Cash	$28
Inventory	660
Other assets	392
Warranty liability assumed	(448)
Deferred income tax liability	(400)
Other liabilities	(141)
Customer relationships	2,300
Acquired technology	1,500
Non-compete agreements	100
Goodwill	6,124

10,115
Less cash acquired	(28)

$10,087

The results of operations of the ThinTune business have been included in the Company’s statement of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the ThinTune business as if the acquisition was consummated on July 1, 2003.

Mangrove Systems S.A.S.

In January 2005, the Company acquired all of the outstanding stock of Mangrove Systems S.A.S. (Mangrove), a provider of Linux software solutions, for $2.8 million in cash, including transaction costs, and 153,682 shares of the Company’s common stock valued at $1.3 million, plus a potential earn-out, which is not limited to a maximum amount, based on achievement of certain revenue targets, as defined through December 31, 2005. The minimum amount payable pursuant to this earn-out arrangement, if any, is $650,000.

The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated, based on an independent valuation, as follows (in thousands):

Cash	$73
Other assets	153
Deferred income tax liability	(527)
Other liabilities	(192)
Customer relationships	300
Acquired technology	1,000
Non-compete agreements	300
Goodwill	3,010

4,117
Less cash acquired	(73)
Less stock issued	(1,300)

$2,744

The results of operations of Mangrove have been included in the Company’s statement of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Mangrove as if the acquisition was consummated on July 1, 2003.

TeleVideo, Inc.

In January 2005 the Company entered into an Asset Purchase Agreement (Agreement) to acquire the TeleVideo, Inc. (TeleVideo) thin client business including all thin client assets, certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements for $5.0 million in cash plus a potential earn-out based upon performance. On June 14, 2005, the Company and TeleVideo entered into an amendment to the Agreement under which the up front cash consideration was reduced from $5 million to $4.0 million.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The boards of both companies have approved the transaction, and the two majority stockholders of TeleVideo owning approximately 62% of its common stock have executed a written consent approving the transaction. Therefore, no further stockholder action will be required to approve the transaction, and TeleVideo will not hold a stockholders meeting in connection with the transaction. The closing of the TeleVideo acquisition is subject to certain closing conditions including satisfactory completion of due diligence. The acquisition will be accounted for using the purchase method of accounting and results of operations of TeleVideo will be included in the Company’s statements of operations from the date of the acquisition. The Company also entered into a reseller agreement with TeleVideo as of January 12, 2005 that named the Company as TeleVideo’s exclusive distributor and sales agent and the Company commenced selling the TeleVideo products on that date.

Visara International, Inc.

In September 2004, the Company acquired the thin client business of Visara International, Inc. (Visara), for $3.8 million in cash, including transaction costs, plus a potential earn-out, which is not limited to a maximum amount, based on revenues, as defined, measured from acquisition date through September 30, 2005. The minimum amount payable pursuant to this earn-out arrangement, if any, is $500,000.

The Company acquired substantially all of the assets of the Visara thin client business, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The Company has completed the allocation of the purchase price, based on an independent valuation, as follows: $2.2 million to goodwill, $1.0 million to acquired technology and $650,000 to customer relationships.

The results of operations of the Visara thin client business have been included in the Company’s statement of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Visara thin client business as if the acquisition was consummated on July 1, 2003.

Pro Forma Results of Operations

The following unaudited pro forma information presents the results of the Company’s operations as though the Qualystem, ThinTune, Mangrove, and Visara acquisition had been completed as of July 1, 2003. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2003 or the results that may occur in the future (in thousands, except per share data):

	Year Ended June 30,

	2005	2004

Total net revenue	$84,558	$74,663
Net income	6,171	3,755
Basic earnings per share	.39	.24
Diluted earnings per share	.38	.23

Pericom Holdings PLC

In July 2003, the Company acquired the host access software business from Pericom Holdings PLC (referred to as “TeemTalk software business”), for $10.0 million in cash, including transaction costs of $200,000. The Company acquired all of the assets of the software business, including the TeemTalk host access software, intellectual property and technology, customer lists, customer contracts and distribution channels and also entered into a non-competition agreement. The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated to the assets acquired, including goodwill and intangible assets. The results of operations of the TeemTalk software business have been included in the Company’s statements of operations from the date of the acquisition. The purchase price was allocated, based on an independent valuation, as follows: $7.8 million to goodwill, $1.6 million to acquired technology, $500,000 to customer relationships and $100,000 to tradenames.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IBM Corporation

In January 2002, the Company entered into a worldwide alliance with IBM Corporation under which the Company became the preferred provider of thin client appliance products to IBM and its customers. In addition, the Company licensed intellectual property from IBM associated with its thin client appliance products. As consideration for these agreements, the Company issued to IBM 375,000 newly issued shares of common stock with a fair market value of $6.26 per share. The fair value of the shares issued of $2.3 million, plus transaction costs of $52,000, has been allocated to intangible assets. Of the total consideration, $1.9 million has been allocated to acquired distribution agreements with the remainder of $500,000 allocated to acquired technology.

Note 3. Inventory

Inventory consists of the following (in thousands):

	Year Ended June 30,

	2005	2004

Purchased components and subassemblies	$417	$234
Finished goods	2,634	561

	$3,051	$795

Note 4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended June 30,

	2005	2004

Computer equipment and software	$1,965	$1,798
Office furniture and equipment	577	641
Leasehold improvements	484	475

	3,026	2,914
Less – accumulated depreciation and amortization	(2,610)	(2,405)

	$416	$509

Depreciation and amortization expense was $290,000, $261,000 and $249,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Intangible Assets

The carrying amount of goodwill was $31.2 million and $17.5 million at June 30, 2005 and 2004, respectively. During fiscal 2004 goodwill increased by $14.4 million due to the acquisition of Qualystem, ThinTune, Mangrove, and Visara (See Note 2) and decreased by $700,000 due to the impact of changes in foreign exchange rates.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets (in thousands):

		June 30, 2005

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount

Tradenames	Indefinite	$259	$—	$259
Non-compete agreements	2-5 years	551	47	504
Customer relationships	2-5 years	3,770	843	2,927
Distributor relationships	5 years	2,325	1,614	711
Acquired technology	5-10 years	6,081	1,096	4,985

		$12,986	$3,600	$9,386

		June 30, 2004

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount

Tradenames	Indefinite	$259	$—	$259
Customer relationships	2 years	546	273	273
Distributor relationships	5 years	2,325	1,149	1,176
Acquired technology	5-10 years	2,253	416	1,837

		$5,383	$1,838	$3,545

The weighted average remaining lives of the intangible assets as of June 30, 2005 are as follows:

Non-compete agreements	4.2 years
Customer relationships	4.2 years
Distributor relationships	1.7 years
Acquired technology	5.4 years

Intangible assets held by foreign subsidiaries whose functional currency is not the U.S. dollar fluctuate based on changes in foreign rates.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortization expense of intangible assets is set forth below (in thousands):

	Year Ended June 30,

	2005	2004	2003

Non-compete agreements	$50	$—	$—
Customer relationships	603	262	—
Distributor relationships	465	457	440
Acquired technologies	677	330	98

	$1,795	$1,049	$538

Amortization expense for customer relationships, distributor relationships and non-compete agreements is included in sales and marketing expenses and amortization expense for acquired technologies is included in cost of revenues.

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

Year Ending June 30,	Future
Amortization

2006	$2,414
2007	2,116
2008	1,838
2009	1,653
2010	965
2011 through 2012	141

$9,127

Note 6. Credit Facility

In December 2004, the Company entered into an Offering Basis Loan Agreement with a bank under which the Company can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide the Company with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement.

Prior to entering into the Offering Basis Loan Agreement the Company had a line of credit agreement with a bank, which provided for borrowings up to $2.0 million subject to certain limitations, as defined. The line of credit matured on December 31, 2004. There were no borrowings under the Offering Basis Loan Agreement during fiscal 2005 and 2004.

Note 7. Commitments and Contingencies

The Company leases its principal facilities, an automobile, and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from three months to three years. Rent expense under these leases was $584,000, $519,000 and $482,000 in fiscal 2005, 2004 and 2003, respectively. In August 2005, the Company entered into a Lease Agreement for the lease of approximately 31,558 square feet of space, to be the location of our corporate headquarters. The lease commences in November 2005 and has a seven year term. Annual rent payments under the lease are: in year one, $335,000; in year two $350,000; in year three, $366,000; in year four, $382,000; in year five, $398,000; in year six, $413,000; and in year seven, $429,000. In addition to the annual rent, the Company will pay $254,000, subject to adjustment by the landlord, as its estimated annual share of the operating expense over the term of the lease, including the cost of its utilities.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides future minimum lease payments under operating leases at June 30, 2005 (in thousands):

Year Ending June 30,

2006	$735
2007	495
2008	444
2009	455
2010	392
2011 through 2012	975

$3,496

The Company has arrangements with certain officers that provide for certain levels of base compensation, fringe benefits and incentives. One of the arrangements provides for salary continuance of one year of employment if terminated upon certain conditions. In addition, all of the agreements provide for severance payments in the event of a change in control and the executive officer is not extended a similar position after the change in control. If a change of control had occurred on June 30, 2005, and all of the executive officers had been terminated, the severance obligations would have aggregated approximately $1.0 million.

The Company also has open purchase obligations for thin client products from its vendors totaling $13.1 million as of June 30, 2005.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

Note 8.  Guarantees

Indemnifications

In the ordinary course of business, from time-to-time the Company enters into contractual arrangements under which it may agree to indemnify its customer or supplier for losses incurred by the customer arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims.

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

The changes in the Company’s warranty liability are as follows (in thousands):

Accrued warranty cost at June 30, 2004	$264
Settlements made	(233)
Provisions for warranties	417
ThinTune thin client business warranty liability assumed	448

Accrued warranty cost at June 30, 2005	$896

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,

	2005	2004	2003

Federal
Current	$2,841	$1,413	$2,597
Deferred	(164)	125	548

State
Current	209	193	144
Deferred	62	16	91

Foreign
Current	414	522	170
Deferred	63	—	—

	$3,425	$2,269	$3,550

The tax benefits associated with employee stock options activity reduced taxes currently payable by $114,000, $2.0 million, and $1.8 million in fiscal 2005, 2004 and 2003, respectively. This benefit was recorded as an increase in additional paid-in capital.

During fiscal 2004, the Company recorded an income tax benefit of $332,000 from the recovery of prior year’s Extraterritorial Income Exclusions (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income.

The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Year Ended June 30,

	2005	2004	2003

Federal tax at statutory rate	34.0%	34.0%	34.0%
State taxes	1.6	1.7	1.6
Impact of foreign taxes	1.0	(0.9)	—
Impact of EIE	(3.4)	(7.9)	—
Research and experimentation tax credit	—	(1.0)	—
Tax exempt interest	(1.7)	—	—
Non-deductible expenses and other	—	3.7	0.4

	31.5%	29.6%	36.0%

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended June 30,

	2005	2004

Deferred tax assets:
Net operating loss and capital loss carryforwards	$1,348	$517
Deferred revenue and accruals not currently deductible	913	777
Other	268	128

Deferred tax assets	2,529	1,422
Valuation allowance	(722)	(111)

Deferred tax liabilities:
Goodwill and intangible assets — difference in basis and amortization periods	(1,943)	(523)

Net deferred tax (liabilities) assets	$(136)	$788

As of June 30, 2005, the Company had state tax loss carryforwards in multiple jurisdictions with various expiration dates. As of June 30, 2005, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, limitations on the utilization of tax net operating loss carryforwards and tax planning strategies in making this assessment. At June 30, 2005, the Company had a valuation allowance for foreign net operating loss carryforwards and U.S. capital loss carryforward of $722,000 as the realization of such assets is not considered to be more likely than not. To the extent that the Company realizes the benefit from acquired foreign net operating losses in the future, goodwill will be adjusted.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

Note 10. Earning per Share

The following table sets forth the computation of basic and diluted earning per share (in thousands, except share and per share data):

	Year Ended June 30,

	2005	2004	2003

Net income	$7,439	$5,394	$6,312

Weighted average shares outstanding:
Basic	15,931	15,683	13,601
Effect of dilutive warrants and employee stock options	271	337	1,095

Diluted	16,202	16,020	14,696

Earnings per common share:
Basic	$0.47	$0.34	$0.46

Diluted	$0.46	$0.34	$0.43

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2005, 2004 and 2003, an aggregate of 1,353,881, 659,863 and 493,500, stock options and warrants, respectively, were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Note 11. Stock Options and Warrants

In December 2004 the Company’s stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”), and the 1995 Stock Option Plan and the 2002 Non-Qualified Stock Option Plan were terminated as to any shares then available for future grant. The 2004 Plan permits the Company to grant equity-based awards to its directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the existing plans on or after December 1, 2004. Under the terms of the 2004 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Employee options generally vest ratably over four years. Director options generally vest and become exercisable ratably over six months or one to three years from the date of grant. All options that have been granted expire ten years from the grant date. Except for non-discretionary grants of options to non-employee directors, the committee or board may define vesting and expiration dates for all options granted under the 2004 Plan. As of June 30, 2005, there were 767,874 options available for future grant under the 2004 Plan.

In May 2005, the Company’s Board of Directors approved the acceleration of the vesting of certain underwater (option exercise price was greater than $14.00 per share) unvested stock options held by certain employees. As a result of the acceleration, options to purchase 532,376 shares of the Company’s common stock became immediately exercisable. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation cost in the Consolidated Statements of Operations in future financial statements upon the Company’s adoption of Statement of Financial Accounting Standards No. 123R on July 1, 2005.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the options under the Company’s stock option plans is as follows:

		Weighted Average
	Shares	Exercise Price

Balance as of June 30, 2002	2,138,275	3.01
Granted	680,000	14.34
Exercised	(1,000,275)	1.73
Terminated	(197,375)	5.27

Balance as of June 30, 2003	1,620,625	8.47
Granted	579,500	15.91
Exercised	(229,800)	3.85
Terminated	(208,750)	9.31

Balance as of June 30, 2004	1,761,575	11.24
Granted	994,000	9.55
Exercised	(396,868)	3.32
Terminated	(108,132)	13.09

Balance as of June 30, 2005	2,250,575	11.81

The following table summarizes information about stock options outstanding as of June 30, 2005:

		Outstanding Stock Options		Exercisable Stock Options

Range of		Weighted	Weighted		Weighted
			Average
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life years	Shares	Price

$1.00 – 8.93	320,250	$5.57	5.4	112,000	$3.11
9.06 – 9.27	492,200	9.26	9.1	31,075	9.27
9.88 – 11.87	411,375	10.53	8.9	77,999	10.70
11.99 – 14.75	376,000	13.74	7.9	256,496	14.41
15.25– 20.00	650,750	16.49	7.9	646,034	16.49

	2,250,575	11.81	8.0	1,123,604	14.08

In May 2002, the Company issued warrants to a placement agent for the purchase of 48,000 common shares at a price of $9.375 per share and were fully vested at the date of grant. During the year ended June 30, 2003, a total of 35,000 warrants were exercised and 13,000 warrants were exercised in 2005 and that the incentive and retention value of these options was significantly lower than their valuation using the Black-Scholes methodology.

Note 12. Benefit Plan

The Company sponsors a 401(k) saving plan (the “Plan”) for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. The Company’s contributions were $71,000, $78,000 and $81,000 in fiscal 2005, 2004 and 2003, respectively.

Note 13. Loss on Investments

In fiscal 2001, the Company acquired the thin client business of Boundless Technologies, Inc. (Boundless) and concurrently made an equity investment of $300,000. In fiscal 2003, the Company recorded a loss on investment of $300,000 representing the write-off of an investment in Boundless.

Back to Financial Statements

NEOWARE SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Related Party Transactions

For the year ended June 30, 2005 and 2004, the Company had sales of $91,000 and $131,000, respectively to a customer of which one of the Company’s directors is an executive officer and director. Accounts receivable from this customer was $15,400 at June 30, 2005 and zero at June 30, 2004.

Note 15. Unaudited Quarterly Results

The following table sets forth certain unaudited consolidated financial data for each of the quarters within the fiscal years ended June 30, 2005 and 2004. This information has been derived from the Company’s Consolidated Financial Statements, and in management’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods (in thousands, except per share data).

		Fiscal Year 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenue	$16,303	$20,471	$19,001	$23,009
Gross profit	7,090	8,745	8,253	10,126
Operating income	1,966	3,151	2,444	2,727
Net income	1,387	2,066	1,765	2,221

Earnings per share:
Basic	$0.09	$0.13	$0.11	$0.14
Diluted	$0.09	$0.13	$0.11	$0.14

Weighted average shares outstanding:
Basic	15,799	15,754	16,061	16,219
Diluted	16,136	16,188	16,404	16,406

		Fiscal Year 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (a)

Net revenue	$15,013	$15,322	$15,750	$17,080
Gross profit	7,964	7,638	7,424	7,354
Operating income	2,821	2,097	1,743	716
Net income	1,863	1,395	1,658	478

Earnings per share:
Basic	$0.12	$0.09	$0.11	$0.03
Diluted	$0.12	$0.09	$0.10	$0.03

Weighted average shares outstanding:
Basic	15,445	15,743	15,769	15,778
Diluted	16,200	16,285	16,171	16,142

(a) During the fourth quarter of fiscal 2004, the Company wrote-off $1.6 million related to 2004 acquisitions that were not consummated.

Back to Index

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended June 30,

	2005	2004	2003

	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$526	$553	$351
Provision for (recovery of) doubtful accounts, net	—	—	288
Deductions	(124)	(27)	(86)

Balance at end of year	$402	$526	$553

Back to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neoware Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Neoware Systems, Inc. (the “Company”) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoware Systems, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” on July 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of Neoware Systems, Inc. as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

September 12, 2005 Philadelphia, Pennsylvania

Back to Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Exchange Act Rule 13A-15(f). We have assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

(3)       provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(4)      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of the Board of Directors.

Based on this assessment, we have determined that as of June 30, 2005, Neoware has effective internal control over financial reporting.

KPMG LLP has issued an audit report on management’s assessment of our internal control over financial reporting, which appears on page 67.

Back to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Neoware Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing on page 66, that Neoware Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Neoware Systems, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Neoware Systems, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Neoware Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Back to Financial Statements

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neoware Systems, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows and the financial statement schedule for each of the years in the three-year period ended June 30, 2005 and 2004, and our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

September 12, 2005 Philadelphia, Pennsylvania