Form 10-Q
period 2005-09-30
NEOWARE SYSTEMS INC
filed 2005-11-09
CIK 894743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________.

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

Yes:	No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	No:

As of November 3, 2005, there were 16,305,679 outstanding shares of the Registrant's Common Stock.

Back to Index

NEOWARE SYSTEMS, INC.
INDEX

Back to Index

NEOWARE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	June 30,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$12,550	$8,285
Short-term investments	31,524	34,874
Accounts receivable, net	17,565	17,165
Inventories	3,638	3,051
Prepaid expenses and other	2,021	2,627
Deferred income taxes	1,015	1,015

Total current assets	68,313	67,017

Property and equipment, net	497	416
Goodwill	33,087	31,223
Intangibles, net	8,767	9,386

	$110,664	$108,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,234	$8,408
Accrued compensation and benefits	1,065	2,018
Other accrued expenses	5,355	3,166
Income taxes payable	991	2,290
Deferred revenue	762	734

Total current liabilities	16,407	16,616

Deferred income taxes	1,151	1,151
Deferred revenue	280	306

Total liabilities	17,838	18,073

Stockholders’ equity:
Preferred stock	—	—
Common stock	16	16
Additional paid-in capital	75,904	74,577
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income (loss)	(193)	118
Retained earnings	17,199	15,358

Total stockholders’ equity	92,826	89,969

	$110,664	$108,042

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,

	2005		2004

Net revenues		$26,543	$16,303
Cost of revenues		15,842	9,213

Gross profit		10,701	7,090

Sales and marketing		4,473	3,102
Research and development		1,295	664
General and administrative		2,298	1,358

Operating expenses		8,066	5,124

Operating income		2,635	1,966

Foreign exchange gain (loss)		9	(23)
Interest income, net		244	159

Income before income taxes		2,888	2,102
Income taxes		1,047	715

Net income		$1,841	$1,387

Earnings per share:
Basic	$	..11	$.09

Diluted	$	..11	$.09

Weighted average number of common shares outstanding:
Basic		16,271	15,799

Diluted		16,434	16,136

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,841	$1,387
Adjustments to reconcile net income to net cash provided
by (used in) operating activities-
Amortization of intangibles	588	271
Depreciation	89	64
Non-cash share-based compensation	720	—
Tax benefit related to stock options	—	20
Changes in operating assets and liabilities, net of effect
from acquisitions-
(Increase) decrease in:
Accounts receivable	(410)	(233)
Inventories	(587)	(913)
Prepaid expenses and other	605	107
Increase (decrease) in:
Accounts payable	(130)	(1,636)
Accrued compensation and benefits	(953)	(297)
Other accrued expenses	25	407
Income taxes payable	(1,271)	439
Deferred revenue	5	(52)

Net cash provided by (used in) operating activities	522	(436)

Cash flows from investing activities:
Purchase of Visara thin client business, net of cash acquired	—	(3,774)
Purchases of short-term investments	(900)	(17,900)
Sales of short-term investments	4,250	17,368
Purchases of property and equipment	(174)	(19)

Net cash provided by (used in) investing activities	3,176	(4,325)

Cash flows from financing activities:
Exercise of stock options and warrants	161	69
Repayments of capital leases	(2)	(3)
Excess tax benefit related to stock options	446	—

Net cash provided by financing activities	605	66

Effect of foreign exchange rate changes on cash	(38)	49

Increase (decrease) in cash and cash equivalents	4,265	(4,646)

Cash and cash equivalents, beginning of year	8,285	17,119

Cash and cash equivalents, end of year	$12,550	$12,473

Supplemental cash flow disclosures:
Cash paid for income taxes	$2,647	$31

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Neoware Systems, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange Commission on September 13, 2005.

Note 2. Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 143-1, Accounting for Electronic Waste Obligations” (FSP No. 143-1), which requires an entity to recognize an asset retirement liability for its obligation to dispose of electronic equipment. FSP No. 143-1 is effective for fiscal years ending after June 8, 2005. The Company has no obligations with respect to historical waste at September 30, 2005 unless it replaces equipment in the future. The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) directive, which directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. All but a few of the 25 EU member countries have transposed the directive into law but implementation in certain countries may be delayed until later in 2005 or, potentially, into 2006. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. The Company is currently evaluating the impact of these directives. To date, the impact of these directives has not had a material impact on the Company’s financial statements. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant in the future if the Company is unable to recover these costs in the price of our products.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. Pursuant to FSP No. 109-1, the deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 rather than as a tax rate reduction. FSP No. 109-1 is effective upon issuance. The Company is eligible for this deduction beginning in fiscal 2006 and will account for it as a special deduction. The Company has not yet determined the impact that this deduction will have on its effective rate in fiscal 2006, if any.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board (APB) Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Back to Index

Note 3. Equity-Based Compensation

Accounting for Employee Stock Award Plans

On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock1Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Classification of Stock-Based Compensation Expense

Stock-based compensation expense in the first quarter of fiscal 2006 is as follows (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Cost of revenues	$19	$—
Selling and marketing	250	—
Research and development	105	—
General and administrative	346	—

	$720	$—

Tax Effect related to Stock-based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes.

Back to Index

Fair Value Disclosures – Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123 for the first quarter of fiscal 2005, the impact would have been as follows:

Net income:
As reported	$1,387
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(639)

Pro forma	$748

Basic earnings per share:
As reported	$0.09

Pro forma	$0.05

Diluted earnings per share:
As reported	$0.09

Pro forma	$0.05

The fair value of the Company’s stock-based awards to employees during the first quarter of fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	7 years
Expected and weighted average volatility	115.47%
Risk-free rate	3.99% - 4.08%

Valuation Assumptions for Options Granted during the First Quarter of Fiscal 2006

The fair value of each stock option granted during the first quarter of fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the following valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	5.5 years
Expected and weighted average volatility	100.07%
Risk-free rate	3.91% - 4.24%

The above assumptions were used to determine the weighted average per share fair value of $7.35 for stock options granted during the first quarter of fiscal 2006.

Equity Compensation Plans

In December 2004 the Company’s stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”), and the 1995 Stock Option Plan and the 2002 Non-Qualified Stock Option Plan were terminated as to any shares then available for future grant. The 2004 Plan permits the Company to grant equity-based awards to its directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the terminated plans on or after December 1, 2004. Under the terms of the 2004 Plan, the exercise price of options granted cannot be less than fair market value on the date of grant. Non-employee director options that are automatically granted upon the person first becoming a director vest and become exercisable six months after the date of grant and options granted annually vest and become exercisable for one-half the shares six months from the date of grant and for the balance of the grant one year from the date of grant. All options that have been granted expire ten years from the grant date, although the committee or board may define vesting and expiration dates for all options granted under the 2004 Plan, except for automatic grants of options to non-employee directors.

Back to Index

In May 2005, the Company’s Board of Directors approved the acceleration of the vesting of certain underwater unvested stock options held by certain employees that had option exercise prices of greater than $14.00 per share. As a result of the acceleration, options to purchase 532,376 shares of the Company's common stock became immediately exercisable. Of these options, approximately seventy percent were scheduled to vest within the next eighteen months. The Company’s stock price had ranged from $6.30 to $12.23 over the pervious twelve months. The decision to accelerate vesting of these underwater stock options was made primarily to avoid recognizing compensation cost in the Consolidated Statements of Operations in future financial statements upon the Company's adoption of SFAS No. 123R on July 1, 2005 and that the incentive and retention value of these options was significantly lower than their valuation using the Black-Scholes methodology.

The Company’s primary type of share-based compensation consists of stock options generally vesting over four years. The Company funds shares issued upon exercise out of available authorized shares.

A summary of the status of the Company’s stock option plans as of September 30, 2005 is presented below:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)

Outstanding as of June 30, 2005	2,253,075	$11.81
Granted	230,250	11.21
Exercised	(55,625)	2.89
Terminated	(15,875)	11.09

Outstanding as of September 30, 2005	2,411,825	11.95	8.1	11,547,000

Options exercisable at September 30, 2005	1,107,196	14.32	6.9	2,677,000

The total intrinsic value of options exercised for the first quarter of fiscal 2006 was $600,000.

The following table presents information regarding unvested share activity during the first quarter of fiscal 2006:

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Unvested as of June 30, 2005	1,124,471	$8.49
Granted	230,250	7.35
Vested	(41,092)	—
Forfeited	(9,000)	8.90

Unvested as of September 30, 2005	1,304,629	8.40

As of September 30, 2005, there was $6.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

The 2004 Plan permits the Company to grants restricted stock which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, shall be determined by the Compensation Committee. However, that in no event shall the grant, issuance, retention, vesting and/or settlement of restricted stock that are based on performance criteria and level of achievement versus such criteria be subject to a performance period of less than one year and no condition that is based upon continued employment or the passage of time shall provide for vesting or settlement in full of a restricted stock award over a period of less than three years from the date the award is made.

Back to Index

During the quarter ended September 30, 2005, the Company granted 9,191 shares of restricted stock to an employee that vest over three years. The total value of the award was $100,000 on the date of grant. The Company is recognizing compensation expense related to this award on a straight-line basis over the vesting period. Changes in the Company’s restricted stock for the first quarter of fiscal 2006 were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value

Unvested as of June 30, 2005	—	$—
Granted	9,191	10.88

Unvested as of September 30, 2005	9,191	10.88

Note 4. Business Combination

In October 2005 the Company entered into an Agreement and Plan of Merger to acquire Maxspeed Corporation (“Maxspeed”), a provider of customized thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Beijing and Shanghai, China. The merger agreement contained customary representations, warranties, covenants and indemnifications. As part of the transaction, the Company will also enter into noncompetition agreements with two of Maxspeed’s shareholders. The consideration payable by the Company is expected to be $24.0 million in cash, subject to adjustment based on Maxspeed's cash and net working capital at closing, of which $1.4 million will be held back to fund restructuring costs and $4.8 million of which will be held in an escrow account for up to two years for indemnification claims. Maxspeed is required to provide a minimum of $9.0 million of cash and $3.7 million of net working capital excluding cash as of closing, with dollar-for-dollar downward adjustments in the consideration if these requirements are not satisfied. The common shareholders of Maxspeed are also eligible to receive a potential cash earnout of up to $4.0 million, based on defined revenues through December 31, 2006. The acquisition will be accounted for using the purchase method of accounting and the results of operations of Maxspeed will be included in the Company’s statements of operations from the date of the acquisition.

In October 2005, the Company completed the acquisition of the thin client business of TeleVideo, Inc. (TeleVideo) for $3.4 million in cash. The Company acquired substantially all of the assets of TeleVideo’s thin client business, including primarily all thin client assets, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. The acquisition will be accounted for using the purchase method of accounting and the results of operations of TeleVideo will be included in the Company’s statements of operations from the date of the acquisition.

During the quarter ended September 30, 2005, the Company recorded additional goodwill and accrued expenses of $2.1 million representing the amount earned by the sellers of the Visara thin client business pursuant to an earn-out arrangement for revenues, as defined, measured from the acquisition date, September 22, 2004, through September 30, 2005. The Company expects to pay this amount in November 2005.

Back to Index

Note 5. Goodwill and Intangible Assets

The carrying amount of goodwill was $33.1 million and $31.2 million at September 30, 2005 and June 30, 2005, respectively. The increase in goodwill is due to contingent consideration payable to Visara International, Inc. of $2.1 and the impact of changes in foreign exchange rates.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets (in thousands):

		September 30, 2005

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount

Tradenames	Indefinite	$256	$—	$256
Non-compete agreements	3-5 years	551	82	469
Customer relationships	3-5 years	3,757	1,031	2,726
Distributor relationships	5 years	2,325	1,730	595
Acquired technology	5-10 years	6,036	1,315	4,721

		$12,925	$4,158	$8,767

		June 30, 2005

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount

Tradenames	Indefinite	$259	$—	$259
Non-compete agreements	2-5 years	551	47	504
Customer relationships	2-5 years	3,770	843	2,927
Distributor relationships	5 years	2,325	1,614	711
Acquired technology	5-10 years	6,081	1,096	4,985

		$12,986	$3,600	$9,386

The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Non-compete agreements	$35	$—
Customer relationships	179	69
Distributor relationships	116	116
Acquired technologies	258	86

	$588	$271

Amortization expense for customer relationships and distributor relationships is included in sales and marketing expenses and amortization expense for acquired technologies is included in cost of revenues. Amortization expense for non-compete agreements is classified depending on the classification of the related employee.

Back to Index

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

Future
Year Ending June 30,	Amortization

Remainder of fiscal 2006	$1,816
2007	2,105
2008	1,840
2009	1,653
2010	952
2011 through 2013	145

$8,511

Note 6. Comprehensive Income

Excluding net income, the Company’s source of other comprehensive income is unrealized income (loss) relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Net income	$1,841	$1,387
Foreign currency translation adjustment	(311)	5

Comprehensive income	$1,530	$1,392

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

Back to Index

Note 8. Major Customers and Dependence on Suppliers

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue and accounts receivable balances:

	Three Months Ended
	September 30,

	2005	2004

Net revenues
Customer A	22%	*
Customer B	12%	*
Lenovo	10%	*
IBM	*	15%

	September 30,

	2005	2004
Accounts receivable
Customer A	28%	*

(*)	Amounts do not exceed 10% for such period.

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, the Company entered into a mirror agreement with Lenovo, under which Lenovo can purchase Neoware’s products under the same terms as IBM. The Company’s agreement with IBM remains in effect.

IBM and Lenovo and the Company’s distributors resell the Company’s products to individual resellers and/or end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from period to period. In addition to the Company’s direct sales to IBM and Lenovo, IBM and Lenovo can purchase the Company’s products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decision to purchase the Company’s products even though the end-user may not purchase the Company’s products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, the Company believes that these sales are significant and can vary significantly from quarter to quarter.

For the three months ended September 30, 2005 and 2004 revenues from Europe, the Middle East and Africa, based on the location of the Company’s primary selling activities with its customers accounted for 26% and 31%, respectively, of net revenues. No single international region accounted for more than 10% of net revenue for the three months ended September 30, 2005. Sales to the United Kingdom accounted for 18% of net revenue for the three months ended September 30, 2004.

The Company depends upon a limited number of sole source suppliers for its thin client appliance products and for several industry standard components, which also subject the Company to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit the Company’s ability to ship product to fully meet customer demand. If this were to happen, the Company’s revenue would decline and its profitability would be adversely impacted.

Note 9. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	September 30,	June 30,
	2005	2005

Purchased components and subassemblies	$471	$417
Finished goods	3,167	2,634

	$3,638	$3,051

Back to Index

Note 10. Income Taxes

The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	Three Months Ended
	September 30,

	2005	2004

Net income	$1,841	$1,387

Weighted average shares outstanding:
Basic	16,271	15,799
Effect of dilutive employee stock options	163	337

Diluted	16,434	16,136

Earnings per common share:
Basic	$.11	$0.09

Diluted	$.11	$0.09

The following table sets forth the potential common shares that were excluded from the dilutive earnings per share computations because their effect would be anti-dilutive (in thousands):

	Three Months Ended
	September 30,

	2005	2004

Employee stock options	934	1,177

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

Back to Index

Warranty

The Company provides for the estimated cost of product warranties at the time it recognizes revenue. The Company actively monitors and evaluates the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. The Company’s standard warranty service period ranges from one to three years.

The changes in the Company’s warranty liability during the first quarter of fiscal 2006 are as follows (in thousands):

Accrued warranty cost at June 30, 2005	$896
Settlements made	(108)
Provisions for warranties	130

Accrued warranty cost at September 30, 2005	$918

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

Our software runs on thin client appliances and personal computers, and enables these devices to be secured and centrally managed, as well as to connect to mainframes, midrange, UNIX, Linux and host systems. We generate revenues primarily from sales of thin client appliance systems, which include the appliance device and related software and to a lesser extent from TeemTalk host access software for servers and PCs, ezRemote Manager central management software, Neoware Image Manager software, and services such as training and integration. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period.

We sell our products and services worldwide through our direct sales force, distributors, our alliances with IBM and Lenovo and other indirect channels, such as resellers and systems integrators. Our international sales are primarily made through distributors and resellers and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our headquarters in the United States, we maintain offices in the UK, Germany, France, Austria, Sweden, and Australia.

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, we entered into a mirror agreement with Lenovo, under which Lenovo can purchase our products under the same terms as IBM. Our agreement with IBM remains in effect.

Revenues from Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows (in thousands):

	Three Months Ended
	September 30,

	2005	2004	% Change

International revenues	$6,906	$5,034	37%
Percentage of net revenues	26%	31%

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

Back to Index

We utilize third parties we believe have strong market positions in the server-based computing market to expand our sales and marketing efforts, which allows us to develop new customer relationships as well as gain access to new markets. We expect to continue to grow our business organically and through acquisitions. Our acquisition strategy is focused on enhancing our geographic reach, enhancing our channels of distribution, as well as acquiring businesses with products that can be sold through our existing channels to the same end user customers, leveraging our existing organization. We intend to continue to evaluate strategic acquisitions and partnerships in the future.

Based on this strategy, on November 2, 2005 we provided the following forward looking guidance:

•	Subject to closing the Maxspeed transaction by December 31, 2005 and continued market acceptance of our new products, we believe that our fiscal 2006 revenues will increase approximately 40%, to approximately $110 million, compared to our fiscal 2005 revenues.

•	Gross margins for fiscal 2006 are projected to be in the 40% to 45% range, including approximately $275,000 per quarter of amortization of intangibles related to completed acquisitions. Gross margins will likely vary from this range by one or two percentage points in any particular quarter due to product mix, including mix of revenue from software products, which carry higher than average gross margins, and from the new Neoware e900 product line, which carries lower than average gross margins.

•	Operating expenses for fiscal 2006 are projected to increase during the year, but are expected to be leveraged with revenue growth to approximately 30% of revenue or less during the fiscal year, including approximately $395,000 per quarter of amortization of intangibles related to completed acquisitions and approximately $700,000 per quarter of stock-based compensation expense.

Acquisitions

In October 2005 the Company entered into an Agreement and Plan of Merger to acquire Maxspeed Corporation (“Maxspeed”), a provider of customized thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Beijing and Shanghai, China. The acquisition is expected to close by December 31, 2005. The merger agreement contained customary representations, warranties, covenants and indemnifications. As part of the transaction, the Company will also enter into noncompetition agreements with two of Maxspeed’s shareholders.

In October 2005, we completed the acquisition of the thin client business of TeleVideo’s thin client business, which included certain contract obligations, a trademark license, product brands, customer lists, customer contracts and non-competition agreements.

In April 2005, we acquired all of the outstanding shares of Qualystem Technology S.A.S., a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients.

In March 2005, we acquired the ThinTune thin client business of eSeSIX Computer which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements and on March 4, 2005 acquired all of the outstanding shares of eSeSIX Tech, eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer together with eSeSIX Tech are collectively referred to as the ThinTune thin client business.

In January 2005, we acquired all of the outstanding shares of Mangrove Systems S.A.S., a provider of Linux software solutions. As a result of the Mangrove acquisition, we acquired customer lists, intellectual property and technology and non-compete agreements.

In September 2004, we acquired the thin client business of Visara International, Inc, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements.

Back to Index

Financial Highlights

Net revenue, gross profit margin, and earnings per share are key measurements of our financial results. Revenue for the first quarter of fiscal 2006 quarter was $26.5 million, an increase of 63% over the same period in fiscal 2005. Gross profit margins were 40.3% for the first quarter of fiscal 2006 as compared to 43.5% in the same period in fiscal 2005. The revenue increase and gross profit margin percentage decrease is due primarily to initial revenues from sales of the new Neoware e900 thin client product, which was primarily sold to one retail customer and which carries higher average selling prices and lower percentage gross margins than other Neoware products. The revenue increase is also due to increased sales of Neoware products to large enterprise customers. Diluted earnings per share were $0.11 for the first quarter of fiscal 2006, compared to $0.09 in the same period in fiscal 2005, as a result of increased earnings from revenue growth offset by increased operating expenses, including the impact of increased amortization and stock based compensation expense.

We have a significant balance of cash and short-term investments. As of September 30, 2005, our cash, cash equivalents and short-term investments were $44.1 million, compared to $43.2 million at June 30, 2005. Subsequent to September 30, 2005, we completed the acquisition of the TeleVideo thin client business which required the payment of $3.4 million of cash. During the quarter ended September 30, 2005, we recorded additional goodwill and accrued expenses of $2.1 million representing the amount earned by the sellers of the Visara thin client business pursuant to an earn-out arrangement based on revenues, as defined, measured from the acquisition date, September 22, 2004, through September 30, 2005. The Company expects to pay this amount in November 2005. In addition we have other potential earn-out arrangements entered into in connection with recently completed transactions. Generally these earn-outs are based on achieved levels of revenue during the twelve months subsequent to completion of the transaction. In October 2005, we also entered into a definitive agreement to acquire Maxspeed Corporation which is expected to close by December 31, 2005 and would require a net cash payment of approximately $13.6 million, plus a potential earnout based upon revenue.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	Revenue recognition

•	Valuation of long-lived and intangible assets and goodwill

•	Accounting for income taxes

•	Stock Based Compensation

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our annual financial statements as of June 30, 2005 included in our Annual Report on Form 10-K for further discussion of the Company’s accounting policies and estimates.

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

Multiple Element Arrangements

Net revenues include sales of thin client appliance systems, which include the appliance device and related software, maintenance and technical support. We follow AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), for revenue recognition because the software component of the thin client appliance system is more than incidental to the thin client appliance systems as a whole. These products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is probable.

Back to Index

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

Valuation of Long-Lived and Intangible Assets and Goodwill

In connection with acquisitions, we allocate portions of the purchase price to intangible assets, consisting of acquired technology, distributor and customer relationships, trade names and non-compete agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill.

We assess the realizability of goodwill and intangible assets with indefinite useful lives pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to perform a SFAS No. 142 impairment test at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment. The test for goodwill is a two-step process:

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

We review our long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

Back to Index

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

We have not recorded an impairment loss on goodwill or other long-lived assets. At September 30, 2005, goodwill and intangible assets are $33.1 million and $8.8 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets.

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

Stock Based Compensation

Prior to June 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of July 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

Back to Index

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarters ending September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,

	2005	2004

Cost of revenues	$19	$—
Selling and marketing	250	—
Research and development	105	—
General and administrative	346	—

	$720	$—

We expect stock based compensation expense related to stock options to be approximately $700,000 per quarter before income taxes for the remainder of fiscal 2006. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes.

For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.

Results of Operations

Net Revenues (in thousands):

	Three Months Ended September 30,

	2005	2004	% Change

Net revenues	$26,543	$16,303	63%

We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. The increase in net revenues in the first quarter of fiscal 2006 is substantially due to increased thin client appliance systems revenue driven by an increase in sales from increasing market acceptance of our thin client products, significant initial sales from a major retail customer of the new Neoware e900 thin client product which carries a significantly higher selling price than our core thin client products, an increase in our customer base from our sales activities including those from recent acquisitions and our alliances with IBM and Lenovo.

The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Three Months Ended September 30,

	2005	2004

Net revenues
Customer A	22%	*
Customer B	12%	*
Lenovo	10%	*
IBM	*	15%

(*)	Amounts do not exceed 10% for such period

Back to Index

Cost of Revenues and Gross Profit Margin (in thousands):

	Three Months Ended September 30,

	2005	2004	% Change

Cost of revenues	$15,842	$9,213	72%
Gross profit margin	40%	43%

Cost of revenues consists primarily of the cost of thin client appliances, which include an appliance device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, warranty obligations, amortization of intangibles related to acquisitions, distribution costs and stock based compensation expense commencing in the first quarter of fiscal 2006. The increase in cost of revenues in the first quarter of fiscal 2006 is primarily the result of unit sales growth and, to a lesser extent, to increased amortization of intangibles related to acquisitions completed in fiscal 2005 and increases in inventory and warranty reserves due to higher unit sales volume. Cost of revenues in the first quarter of fiscal 2006 includes $273,000 of amortization of intangibles related to acquisitions compared to $101,000 of amortization in the same period in fiscal 2005.

We continue to benefit from manufacturing efficiencies and component cost reductions achieved through our outsourcing model. This model depends on high volume production of our thin client appliance products using components commonly used in personal computers.

The change in gross profit margin in the first quarter of fiscal 2006 is the result of sales of the new Neoware e900 thin client which carries higher average selling prices and lower percentage gross margins of approximately 25%. Percentage gross margin on the other non-e900 revenue was approximately 44%.

Gross margins are expected to fluctuate in the future due to changes in product mix, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client appliance systems, and software and changes in the cost of thin client appliances, memory and other components.

Sales and Marketing (in thousands):

	Three Months Ended September 30,

	2005	2004	% Change

Sales and marketing	$4,473	$3,102	44%
As a percentage of net revenues	17%	19%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, amortization of intangibles related to customer and distribution relationships and other costs associated with our sales and marketing efforts, and stock based compensation expense commencing in the first quarter of fiscal 2006. Sales and marketing expense declined as a percentage of revenue in the first quarter of fiscal 2006 as we used our existing sales and marketing infrastructure to cover the larger customer base generated from our expanded sales and marketing activities and acquisitions. The increase in sales and marketing expense in the first quarter of fiscal 2006 compared to the same period in fiscal 2005 is primarily the result of increasing our organizational investments in the United States and Europe, including personnel additions and targeted marketing initiatives designed to stimulate growth in the thin client segment of the PC market, increased amortization and stock based compensation. Amortization of intangibles related to customer relationships was $315,000 in the first quarter of fiscal 2006 compared to $170,000 in the same period in fiscal 2005. We expect sales and marketing expenses to increase in absolute dollars in fiscal 2006, but to remain in the same range as fiscal 2005 as percentage of revenues as revenues grow. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Back to Index

Research and Development (in thousands):

	Three Months Ended September 30,

	2005	2004	% Change

Research and development	$1,295	$664	95%
As a percentage of net revenues	5%	4%

Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs, and stock based compensation expense commencing in the first quarter of fiscal 2006. The increase in research and development expense in the first quarter of fiscal 2006 compared to the same period in fiscal 2005 is primarily the result of an increase in staff levels, including additional personnel from acquisitions and stock based compensation. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars in fiscal 2006, but to remain relatively constant as percentage of revenues as revenues grow.

General and Administrative (in thousands):

	Three Months Ended September 30,

	2005	2004	% Change

General and administrative	$2,298	$1,358	69%
As a percentage of net revenues	9%	8%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the obligations of a public company and fees for legal, audit and tax services, and stock based compensation expense commencing in the first quarter of fiscal 2006. The increase in general and administrative expenses in the first quarter of fiscal 2006 compared to the same period in fiscal 2005 is primarily the result of the cost of stock-based compensation, an increase in staffing levels, increases in compensation levels and bonus provisions based on financial results, and added costs for legal, accounting and compliance activities associated with audit, tax and compliance with Section 404 of the Sarbanes-Oxley Act. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions. We expect general and administrative expenses to increase in absolute dollars in fiscal 2006, but decline slightly as a percentage of revenues as revenues grow.

Income Taxes (in thousands):

	Three Months Ended September 30,

	2005	2004	% Change

Income taxes	$1,047	$715	46%
Effective tax rate	36%	34%

Our effective tax rate in the first quarter of fiscal 2006 differed from the combined federal and state statutory rates due primarily to the non-deductible portion of stock based compensation expense associated with ISOs commencing in the first quarter of fiscal 2006, partially offset by the tax benefit from the Extraterritorial Income Exclusion (“EIE”). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. In the September 2005 quarter we also benefited to a lesser extent from foreign income taxes in lower tax rate countries.

In October 2004 the EIE was repealed and will be phased out through calendar year 2006. As a result, we expect our effective tax rate to increase as the EIE is phased out over the next two fiscal years; however, the impact of the manufacturing deduction for the Jobs Creation Act has not been determined at this time and that, along with other initiatives we may undertake, could have a favorable impact on our effective income tax rate beginning in fiscal 2006. In addition, certain of our recent acquisitions are located in foreign tax jurisdictions which may have an impact on our overall effective tax rate. Based on these factors, we estimate that our effective tax rate (including the impact of stock based compensation) will be 36% for fiscal 2006.

Back to Index

Liquidity and Capital Resources

As of September 30, 2005, we had net working capital of $51.9 million compared to $50.4 million at June 30, 2005. Our principal sources of liquidity include $44.1 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the first quarter of fiscal 2006.

Cash and cash equivalents and short-term investments increased by $900,000 during the September 2005 quarter from June 30, 2005, primarily as a result of operating cash flows and the exercise of stock options and related tax benefits, partially offset by purchases of property and equipment. Subsequent to September 30, 2005, we completed the acquisition of the TeleVideo thin client business which required the payment of $3.4 million of cash. During the quarter ended September 30, 2005, we recorded additional goodwill and accrued expenses of $2.1 million representing the amount earned by the sellers of the Visara thin client business pursuant to an earn-out arrangement based on revenues, as defined, measured from the acquisition date, September 22, 2004, through September 30, 2005. We expect to pay this amount in November 2005. In addition we have other potential earn-out arrangements with recently completed transactions. Generally these earn-outs are based on achieved levels of revenue during the twelve months subsequent to completion of the transaction. In October 2005, we also entered into a definitive agreement to acquire Maxspeed Corporation which is expected to close by December 31, 2005 and will require a net cash payment at closing of approximately $13.6 million.

Cash flows provided by operating activities: Our largest source of operating cash flows is payments from our customers for the purchase or license of our products. Our primary uses of cash from operating activities are for the purchase of thin client appliances, software licenses, personnel related expenditures and marketing expenses. Cash flow from operating activities in the first quarter of fiscal 2006 was $522,000 compared to $436,000 used in operations in the first quarter of fiscal 2005. The increase in cash flow from operating activities is primarily due to higher net income exclusive of non-cash charges, including depreciation, amortization and stock-based compensation expense, and higher increases in accounts payable and decreases in prepaid expenses in the first quarter of fiscal 2006 versus the first quarter of fiscal 2005, partially offset by income tax payments made during the first quarter of fiscal 2006.

Cash flows used in investing activities: The cash flows from investing activities in the first quarter of fiscal 2006 related primarily to purchases and sales of short-term investments, which we typically purchase with surplus cash. During the first quarter of fiscal 2005 we used $3.8 million of cash to acquire the Visara thin client business.

Cash flows provided by financing activities: The cash flows from financing activities related primarily to the exercise of employee stock options and related tax benefits.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2005 (in thousands):

			2007 and	2009 and	2011 and
	Total	2006	2008	2010	thereafter

Product purchase obligations	$8,146	$8,146	$—	$—	$—
Operating leases	3,306	545	939	847	975
Other purchase obligations	970	970	—	—	—

	$12,422	$9,661	$939	$847	$975

The above table excludes potential amounts under contractual earn-outs related to our recent acquisitions and up to $1.0 million of contingent amounts payable pursuant to arrangements with executive officers which provide for severance obligations in the event of a change in control. Subsequent to September 30, 2005, we completed the acquisition of the TeleVideo thin client business which required the payment of $3.4 million of cash and entered into a definitive agreement to acquire Maxspeed which will require a net cash payment at closing of approximately $13.6 million. Also, we expect to pay the Visara earn-out consideration of $2.1 million in November 2005.

We expect to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under our credit facility and, potentially, new debt or equity financings. Management believes that we will have sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. We may seek additional sources of funding in order to fund acquisitions, including using our ability to issue debt and equity securities under our $100 million shelf registration, which was declared effective by the SEC on September 29, 2003.

Back to Index

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

During the past several years, we have increased operating expenses significantly as a foundation for us to stimulate growth in our market, and we expect to increase our operating expenses during fiscal 2006. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.

Our business has grown through both internal expansion and business acquisitions, and this has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 112 employees at September 30, 2004 to 142 employees at September 30, 2005. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel, as well as international employees. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization.

Although we have generated operating profits for the past four fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated operating profits in the past several fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses may increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy, including our plan to introduce new products to compete with PC-based solutions and other thin client companies, and our planned investment in continuing to commercialize the technology we have acquired. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

Back to Index

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

In the desktop PC market, we face significant competition from makers of traditional personal computers, many of which are larger companies that have greater name recognition than we have. In addition, we face significant competition from thin client providers, including Hewlett Packard, Wyse Technology and other, smaller companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share. Our strategy to seek to increase our share of the overall PC market by targeting our core markets may create increased pressure, including pricing pressure, on certain of our thin client appliance products. While we believe that this will enable us to increase our revenues, there is no assurance that we will be successful in this approach. In fact, our implementation of this strategy may result in reductions in gross and operating margins as we compete to attract business. Our inability to successfully implement this strategy could have an adverse impact on our revenues.

Our future competitive performance depends on a number of factors, including our ability to:

•	continually develop and introduce new products and services with better prices and performance than offered by our competitors in the PC market;

•	offer a wide range of products; and

•	offer high-quality products and services.

If we are unable to offer products and services that compete successfully with the products and services offered by our competitors in the PC market, our business and our operating results would be harmed. In addition, if in responding to competitive pressures, we are forced to lower the prices of our products and services and we are unable to reduce our costs, our business and operating results would be harmed.

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

Since June 2001, we have completed nine acquisitions and entered into an alliance with IBM, and we plan to make additional acquisitions as part of our growth strategy. There is no assurance that we will successfully integrate the three European acquisitions we completed in the third and fourth quarters of fiscal year 2005, the TeleVideo or pending Maxspeed acquisition or future acquisitions into our business. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, manage supply chain integration, combine administrative, research and development and other operations and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing acquisitions and alliances requires management resources, which may divert our attention from other business operations. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004, we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

Back to Index

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

Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

•	Linearity – Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition;

•	Significant Orders – We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are completed in an earlier quarter than that which was anticipated, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially;

•	Seasonality – We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters; and

•	Stock based compensation expense – Starting in the quarter ending September 30, 2005, we began recording stock-based compensation expense as calculated under SFAS No. 123R. We expect the non-cash impact of stock based compensation expense during fiscal 2006 to be in the range of $2.5 to $3.0 million. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:

•	the growth and changing requirements of the thin client segment of the PC market;

•	the quality, price, performance and total cost of ownership of our products compared to personal computers;

•	the availability, price, quality and performance of competing products and technologies; and

•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.

We may not succeed in developing and marketing our software and thin client appliance products and our operating results may decline as a result.

Back to Index

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

Because we depend on sole source, limited source and foreign source suppliers for the design and manufacture of our thin client products and for key components in our thin client appliance products, we are susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and result in lost sales. In addition, our outsourcing activities for other functions may fail to reduce costs and may disrupt operations.

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

Back to Index

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

Because we rely on distributors, IBM and Lenovo to sell our products, our revenues could be negatively impacted if these companies do not continue to purchase products from us.

We cannot be certain that we will be able to attract or retain distributors to market our products effectively or provide timely and cost-effective customer support and service. None of our current distributors, including IBM or Lenovo, is obligated to continue selling our products or to sell our new products. We cannot be certain that any distributors will continue to represent our products or that our distributors will devote a sufficient amount of effort and resources to selling our products in their territories. We need to expand our indirect sales channels, and if we fail to do so, our growth could be limited. A number of our distributors in turn distribute via their own networks of channel partners with whom we have no direct relationship. Our distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks.

We derive a substantial portion of our revenue from sales made directly to IBM customers through Lenovo and through our other distributors. A significant portion of our other revenue is derived from sales to resellers. If Lenovo or our distributors were to discontinue sales of our products or reduce their sales efforts, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors.

Back to Index

As a result of our alliance with IBM and Lenovo, we rely on the parties for distribution of our products to their customers. Sales directly to IBM and Lenovo accounted for 19% of our net sales during fiscal 2005. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decisions to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases we believe that these sales could be significant and can vary significantly from quarter to quarter.

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

In the course of our business, third parties may claim that we are infringing upon their intellectual property rights. We evaluate the validity of the claims and determine whether we will negotiate licenses to use the technology. Even if we believe that the claims are without merit, responding to such claims could be time consuming, result in costly litigation, divert management's attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

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

The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) directive, which directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. We are currently evaluating the impact of these directives. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant if we are unable to recover these costs in the price of our product.

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

Back to Index

We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2006 and expect that it will have a material impact on our financial statements. In addition, new regulations implemented by The Nasdaq National Market requiring stockholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these new regulations, it may be more difficult or expensive for us to grant options to employees, we will incur increased cash compensation costs, and we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

In the event we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have recently completed our evaluation of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting. As a result, we have incurred additional expenses and diversion of management’s time, which has materially increased our operating expenses and accordingly reduced our net income. While our evaluation resulted in our conclusion that as of June 30, 2005 our internal controls over financial reporting were effective, we cannot be certain as to the outcome of our testing in future periods. If our independent registered public accounting firm is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm’s interpretation of the requirements, rules or regulations are different than ours in the future, then they may decline to attest to management’s assessment or issue an adverse opinion on management’s assessment and/or our internal controls over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Back to Index

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectation to grow the company organically and through acquisitions; the expansion of our geographic reach and distribution channels; our expectations regarding revenues, gross margins, operating expenses, research and development expenses, sales and marketing expenses, general and administrative expenses and our effective tax rate for fiscal 2006; our acquisition of businesses and technologies; future strategic partnerships; our expectation of stock-based compensation for the balance of fiscal 2006; the closing of the Maxspeed acquisition; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, Lenovo and other partners, the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate future acquisitions, including the Maxspeed acquisition, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

Back to Index

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

As of September 30, 2005 and June 30, 2005, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2005 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEOWARE SYSTEMS, INC.

Date: November 9, 2005	By: /s/ MICHAEL KANTROWITZ
Michael Kantrowitz
Chairman, President and Chief Executive Officer

Date: November 9, 2005	By: /s/ KEITH D. SCHNECK
Keith D. Schneck
Executive Vice President and Chief Financial Officer