Form 10-Q
period 2005-12-31
NEOWARE INC
filed 2006-02-07
CIK 894743

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------


 (Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ________.


                        COMMISSION FILE NUMBER: 000-21240

                                  NEOWARE, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                23-2705700
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


                               3200 HORIZON DRIVE
                       KING OF PRUSSIA, PENNSYLVANIA 19406
                    (Address of principal executive offices)

                                 (610) 277-8300
               (Registrant's telephone number including area code)
                   ------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|     No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  |X|     No  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

As of January 31, 2006, there were 16,718,381 outstanding shares of the Registrant's Common Stock.

                                  NEOWARE, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                      ---------
Item 1.         Consolidated Financial Statements (unaudited)
                Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005          3
                Consolidated Statements of Operations for the Three and Six Months
                   Ended December 31, 2005 and 2004                                                      4
                Consolidated Statements of Cash Flows for the Six Months
                   Ended December 31, 2005 and 2004                                                      5
                Notes to Consolidated Financial Statements                                               6

Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.                                                            17

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                               37

Item 4.         Controls and Procedures                                                                  37


PART II.    OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                      37

Item 5.         Other Information                                                                        38

Item 6.         Exhibits                                                                                 38

Signatures                                                                                               39


                                  NEOWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                                 DECEMBER 31,    JUNE 30,
                           ASSETS                                                   2005          2005
                                                                                  ---------     ---------
 Current assets:
     Cash and cash equivalents                                                    $  10,093     $   8,285
     Short-term investments                                                          23,827        34,874
     Accounts receivable, net                                                        23,349        17,165
     Inventories                                                                      5,546         3,051
     Prepaid expenses and other                                                       1,405         2,627
     Deferred income taxes                                                            1,015         1,015
                                                                                  ---------     ---------
        Total current assets                                                         65,235        67,017

  Goodwill                                                                           42,923        31,223
  Intangibles, net                                                                   13,808         9,386
  Other                                                                                 539          --
  Property and equipment, net                                                         1,217           416
                                                                                  ---------     ---------
                                                                                  $ 123,722     $ 108,042
                                                                                  =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                             $   9,631     $   8,408
     Accrued compensation and benefits                                                3,094         2,018
     Restructuring reserve                                                            1,076          --
     Income taxes payable                                                              --           2,290
     Other accrued expenses                                                           3,732         3,166
     Deferred revenue                                                                 1,165           734
                                                                                  ---------     ---------
        Total current liabilities                                                    18,698        16,616

  Deferred income taxes                                                               2,824         1,151
  Deferred revenue                                                                      287           306
                                                                                  ---------     ---------
        Total liabilities                                                            21,809        18,073
                                                                                  ---------     ---------


  Stockholders' equity:
     Preferred stock                                                                   --            --
     Common stock                                                                        17            16
     Additional paid-in capital                                                      82,910        74,577
     Treasury stock, 100,000 shares at cost                                            (100)         (100)
     Accumulated other comprehensive income (loss)                                     (656)          118
     Retained earnings                                                               19,742        15,358
                                                                                  ---------     ---------
        Total stockholders' equity                                                  101,913        89,969
                                                                                  ---------     ---------
                                                                                  $ 123,722     $ 108,042
                                                                                  =========     =========

          See accompanying notes to consolidated financial statements.

                                  NEOWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                            DECEMBER 31,             DECEMBER 31,
                                       --------------------     --------------------
                                          2005        2004         2005        2004
                                       --------------------     --------------------
Net revenues                           $ 29,337    $ 20,471     $ 55,880    $ 36,774

Cost of revenues
    Cost of products (A)                 16,130      11,569       31,699      20,680
    Amortization of intangibles             302         157          575         258
                                       --------    --------     --------    --------
       Total cost of revenues            16,432      11,726       32,274      20,938
                                       --------    --------     --------    --------

                                       --------    --------     --------    --------
         Gross profit                    12,905       8,745       23,606      15,836
                                       --------    --------     --------    --------

Operating expenses
   Sales and marketing                    4,379       2,959        8,536       5,892
   Research and development               1,591         769        2,886       1,433
   General and administrative             2,797       1,647        5,096       3,005
   Amortization of intangibles              477         219          792         389
                                       --------    --------     --------    --------
      Total operating expenses (B)        9,244       5,594       17,310      10,719
                                       --------    --------     --------    --------

         Operating income                 3,661       3,151        6,296       5,117

Foreign exchange gain (loss)                 52        (214)          63        (237)
Interest income, net                        247         193          491         352
                                       --------    --------     --------    --------

         Income before income taxes       3,960       3,130        6,850       5,232
Income taxes                              1,419       1,064        2,466       1,779
                                       --------    --------     --------    --------


Net income                             $  2,541    $  2,066     $  4,384    $  3,453
                                       ========    ========     ========    ========

Earnings per share:
    Basic                              $   0.15    $   0.13     $   0.27    $   0.22
                                       ========    ========     ========    ========
    Diluted                            $   0.15    $   0.13     $   0.26    $   0.21
                                       ========    ========     ========    ========

Weighted average number of
  common shares outstanding:
    Basic                                16,492      15,754       16,383      15,726
                                       ========    ========     ========    ========
    Diluted                              17,088      16,188       16,718      16,111
                                       ========    ========     ========    ========

(A) includes stock-based compensation expense of $21 and $40 for the three and six month ended December 31, 2005.
(B) includes stock-based compensation expense of $776 and $1,477 for the three and six month ended December 31, 2005.

          See accompanying notes to consolidated financial statements.

                                  NEOWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                        2005                  2004
                                                                                  ------------------    -----------------
Cash flows from operating activities:
   Net income                                                                      $         4,384       $        3,453
    Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                                             1,367                  647
     Depreciation                                                                              168                  130
     Non-cash share-based compensation                                                       1,517                   --
     Tax benefit on stock option exercises                                                      --                  121
   Changes in operating assets and liabilities, net of effect from acquisitions:
     Accounts receivable                                                                    (5,458)              (2,742)
     Inventories                                                                             1,044               (3,052)
     Prepaid expenses and other                                                              1,892                  796
     Accounts payable                                                                          205               (1,364)
     Accrued expenses                                                                       (4,141)               1,886
     Deferred revenue                                                                          421                  285
                                                                                    ---------------       --------------
       Net cash provided by operating activities                                             1,399                  160
                                                                                    ---------------       --------------

Cash flows from investing activities:
   Acquisition of Maxspeed, net of cash acquired                                           (11,794)                  --
   Purchase of TeleVideo thin client business                                               (3,520)                  --
   Purchase of Visara thin client business                                                  (2,107)              (3,799)
   Purchases of short-term investments                                                     (13,438)             (20,233)
   Sales of short-term investments                                                          25,362               42,184
   Purchases of property and equipment                                                        (818)                 (66)
                                                                                    ---------------       --------------
       Net cash provided by (used in) investing activities                                  (6,315)              18,086
                                                                                    ---------------       --------------

Cash flows from financing activities:
   Exercise of stock options and warrants                                                    5,376                  735
   Excess tax benefit related to stock options                                               1,440                   --
                                                                                    ---------------       --------------
       Net cash provided by financing activities                                             6,816                  735
                                                                                    ---------------       --------------

Effect of foreign exchange rate changes on cash                                                (92)                 186
                                                                                    ---------------       --------------

   Increase in cash and cash equivalents                                                     1,808               19,167
Cash and cash equivalents, beginning of period                                               8,285               17,119
                                                                                    ---------------       --------------
   Cash and cash equivalents, end of period                                        $        10,093       $       36,286
                                                                                    ===============       ==============

Supplemental disclosures:
    Cash paid for income taxes                                                     $         4,192       $           46



          See accompanying notes to consolidated financial statements.

                                  NEOWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Neoware, Inc. and Subsidiaries (the "Company") have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial statements. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange Commission on September 13, 2005.

NOTE 2.      RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 143-1, Accounting for Electronic Waste Obligations" (FSP No. 143-1), which requires an entity to recognize an asset retirement liability for its obligation to dispose of electronic equipment. FSP No. 143-1 is effective for fiscal years ending after June 8, 2005. The Company has no obligations with respect to historical waste. The European Union ("EU") has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The Waste Electrical and Electronic Equipment ("WEEE") directive requires EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. All but a few of the 25 EU member countries have transposed the directive into law but implementation in certain countries may be delayed until later in 2006. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. The Company is currently evaluating the impact of these directives. To date, the impact of these directives has not had a material impact on the Company's financial statements. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant in the future if the Company is unable to recover these costs in the price of its products. The Company has accrued for the estimated cost of its obligation under WEEE for equipment it sold into the EU since August 8, 2005.

    In December 2004, the FASB issued FSP No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. Pursuant to FSP No. 109-1, the deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 rather than as a tax rate reduction. FSP No. 109-1 is effective upon issuance. The Company is eligible for this deduction beginning in fiscal 2006 and will account for it as a special deduction. The Company has not yet determined the impact that this deduction will have on its effective rate in fiscal 2006, if any.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces Accounting Principles Board (APB) Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have any impact.

NOTE 3.      EQUITY-BASED COMPENSATION

Accounting for Employee Stock Award Plans

     On July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Classification of Stock-Based Compensation Expense

     Stock-based compensation is as follows (in thousands):

                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                        DECEMBER 31,                   DECEMBER 31,
                                ------------------------------ ------------------------------
                                    2005            2004           2005            2004
                                --------------  -------------- -------------- ---------------
Cost of revenues                 $         21    $         --   $         40    $         --
Selling and marketing                     295              --            545              --
Research and development                  102              --            207              --
General and administrative                379              --            725              --
                                  ------------    ------------   ------------    ------------
                                 $        797    $         --   $      1,517    $         --
                                  ============    ============   ============    ============

Tax Effect related to Stock-based Compensation Expense

     SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes.

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

     Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123 at the beginning of fiscal 2005, the impact would have been as follows:

                                                               THREE MONTHS     SIX MONTHS
                                                                   ENDED           ENDED
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                    2004            2004
                                                             -------------     --------------
Net income
   As reported                                               $       2,066     $        3,453
   Deduct:  Total stock-based employee compensation
            expense determined under the fair value
            based method for all awards, net of tax                   (727)            (1,366)
                                                             -------------     --------------
   Pro forma                                                 $       1,339     $        2,087
                                                             =============     ==============

Basic earnings per share:
   As reported                                               $        0.13     $         0.22
                                                             -------------     --------------
   Pro forma                                                 $        0.08     $         0.13
                                                             -------------     --------------
Diluted earnings per share:
   As reported                                               $        0.13     $         0.21
                                                             -------------     --------------
   Pro forma                                                 $        0.08     $         0.13
                                                             -------------     --------------

     The fair value of the Company's stock-based awards to employees during the first half of fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, and calculated on a daily basis.

     Expected term                                    7 years
     Expected and weighted average volatility         115.47%
     Risk-free rate                                3.99% - 4.08%

Valuation Assumptions for Options Granted during Fiscal 2006

     The fair value of each stock option granted during the first half of fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the following valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, and calculated on a daily basis.

    Expected term                                    5.5 years
    Expected volatility                           86.65 - 100.07%
    Weighted average volatility                       94.29%
    Risk-free rate                                 3.91% - 4.24%

     The above assumptions were used to determine the weighted average per share fair value of $14.62 and $10.47 for stock options granted during the second quarter and the first half of fiscal 2006, respectively.

Equity Compensation Plans

     In December 2004, the Company's stockholders approved the 2004 Equity Incentive Plan ("the 2004 Plan"), and the 1995 Stock Option Plan and the 2002 Non-Qualified Stock Option Plan were terminated as to any shares then available for future grant. The 2004 Plan permits the Company to grant equity-based awards to its directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the terminated plans on or after December 1, 2004. Under the terms of the 2004 Plan, the exercise price of options granted cannot be less than the fair market value on the date of grant. Non-employee director options that are automatically granted upon the person first becoming a director vest and become exercisable six months after the date of grant and options granted annually vest and become exercisable for one-half the shares six months from the date of grant and for the balance of the grant one year from the date of grant. All options that have been granted expire ten years from the grant date, although the committee or board may define vesting and expiration dates for all options granted under the 2004 Plan, except for automatic grants of options to non-employee directors.

     In May 2005, the Company's Board of Directors approved the acceleration of the vesting of certain unvested stock options held by employees that had option exercise prices of greater than $14.00 per share. The Company's stock price had ranged from $6.30 to $12.23 over the previous twelve months As a result of the acceleration, options to purchase 532,376 shares of the Company's common stock became immediately exercisable. Of these options, approximately seventy percent were scheduled to vest within the next eighteen months. The decision to accelerate vesting of these stock options was made to avoid recognizing compensation cost in the Consolidated Statements of Operations in future financial statements upon the Company's adoption of SFAS No. 123R on July 1, 2005 and because the Board believed that the incentive and retention value of these options was significantly lower than their valuation using the Black-Scholes methodology. The Company estimates that the accelerated vesting of the stock options reduced share-based compensation expense (pre-tax) by approximately $700,000 and $1.4 million in the second quarter and first half of fiscal 2006, respectively, based on estimated valuation calculations using the Black Scholes methodology.

     Currently, the Company's primary type of share-based compensation consists of stock options, generally vesting over four years. The Company funds shares issued upon exercise out of available authorized shares.

     A summary of the status of the Company's stock option plans as of December 31, 2005 is presented below:

                                                                    WEIGHTED          REMAINING          INTRINSIC
                                                                    AVERAGE          CONTRACTUAL           VALUE
                                                   SHARES        EXERCISE PRICE          TERM          (IN THOUSANDS)
                                                 ------------    ---------------    ---------------    ---------------
Outstanding as of June 30, 2005                     2,253,075         $11.81
      Granted                                         403,625          15.05
      Exercised                                      (436,327)         11.19
      Terminated                                      (43,875)          9.56
                                                 ------------
Outstanding as of December 31, 2005                 2,176,498          12.56            8.3                $27,332
                                                 ============

Options exercisable at December 31, 2005              872,992         $14.14            7.1                $12,347


     The total intrinsic value of options exercised for the first half of fiscal 2006 was $3.7 million.

     The following table presents information regarding unvested share activity during the first half of fiscal 2006:

                                                                 WEIGHTED
                                                              AVERAGE GRANT
                                                                DATE FAIR
                                                 SHARES           VALUE
                                             ------------    ---------------
Unvested as of June 30, 2005                    1,124,471         $8.49
      Granted                                     403,625
      Vested                                     (193,590)
      Forfeited                                   (31,000)
                                             ------------
Unvested as of December 31, 2005                1,303,506
                                             ============

     As of December 31, 2005, there was $6.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

         The 2004 Plan permits the Company to grant restricted stock which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, are determined by the Compensation Committee. The plan provides that restricted stock will not vest in full in less than three years if vesting is based on continued employment and in not less than one year if vesting is based on the achievement of performance criteria, other than as determined by the committee upon a change in control or upon the Participant's death or termination of service, other than for cause.

     During the first half of fiscal 2006, the Company granted 11,290 shares of restricted stock to an employee that vest over three years. The total value of the award was $150,000 on the date of grant. The Company is recognizing compensation expense related to this award on a straight-line basis over the vesting period. Changes in the Company's restricted stock for the second quarter of fiscal 2006 were as follows:

                                                             WEIGHTED AVERAGE
                                                             GRANT DATE FAIR
                                                 SHARES           VALUE
                                             ------------    ----------------
Unvested as of June 30, 2005                           --          $  -
      Granted                                      11,290         13.29
                                             ------------
Unvested as of December 31, 2005                   11,290         13.29
                                             ============

NOTE 4.      BUSINESS COMBINATION

     MAXSPEED CORPORATION

     In November 2005, the Company completed the acquisition, pursuant to a merger, of Maxspeed Corporation ("Maxspeed"), a provider of thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Shanghai, China. Before taking into account Maxspeed's cash balance, the initial consideration paid by the Company was $19.1 million in cash, including transaction costs, subject to adjustment based on a final determination, to be made at Neoware's election, of Maxspeed's cash and net working capital at closing. Additionally, $1.4 million of the consideration was held back to fund restructuring costs that were identified as of the closing date. If actual restructuring costs are less than $1.4 million, the difference will be distributed to the Maxspeed shareholders. In addition, up to $4.0 million of contingent consideration may be paid to the common shareholders of Maxspeed based upon the achievement of defined revenues through December 2006.

     The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price is not complete. A final determination of the fair values of assets acquired and liabilities assumed may change the allocation of the purchase price. The allocation of the preliminary purchase price, based on an independent valuation, as follows (in thousands).

        Cash and equivalents                            $        7,290
        Short-term investments                                     877
        Inventory                                                3,539
        Other assets                                             1,516
        Customer relationships                                   2,500
        Acquired technology                                      1,100
        Non-compete agreements                                   1,100
        Goodwill                                                 7,939
        Accounts payable and accrued expenses                   (3,677)
        Deferred tax liability                                  (1,700)
        Restructuring reserve                                   (1,400)
                                                        --------------
                                                        $       19,084
                                                        ==============


     The results of operations of Maxspeed have been included in the Company's statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Maxspeed's business as if the acquisition were consummated on July 1, 2004.

     TELEVIDEO, INC.

     In October 2005, the Company completed the acquisition of the thin client business of TeleVideo, Inc. ("TeleVideo") for $3.5 million in cash, including transaction costs. The Company acquired substantially all of the assets of TeleVideo's thin client business, including all thin client assets, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The Company has completed the preliminary allocation of the preliminary purchase price, based on an independent valuation, as follows: $2.3 million to goodwill, $1.1 million to customer relationships, and $100,000 to tradenames.

     The results of operations of the TeleVideo thin client business have been included in the Company's statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the TeleVideo thin client business as if the acquisition were consummated on July 1, 2004.

     VISARA INTERNATIONAL, INC.

     During the quarter ended September 30, 2005, the Company recorded additional goodwill of $2.1 million representing the amount earned by the sellers of the Visara thin client business pursuant to an earnout arrangement based on revenues, as defined, measured from the acquisition date, September 22, 2004, through September 30, 2005.

     PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma information presents the results of the Company's operations as though the Maxspeed and TeleVideo acquisitions had been completed as of July 1, 2004. The pro forma results have been prepared for comparative purposes only and are not indicative of the actual results of operations had the acquisitions been completed as of July 1, 2004 or the results that may occur in the future, as the Company significantly restructured the operations of Maxspeed and TeleVideo upon completion of the acquisitions. (Results are in thousands, except per share data):

                                               SIX MONTHS ENDED
                                                DECEMBER 31,
                                      ----------------------------------
                                           2005              2004
                                      ---------------- -----------------
Total net revenue                      $     59,987      $     44,589
Net income                                    2,469             1,132
Basic earnings per share                        .15               .07
Diluted earnings per share                      .14               .07

NOTE 5.      GOODWILL AND INTANGIBLE ASSETS

     The carrying amount of goodwill was $42.9 million and $31.2 million at December 31, 2005 and June 30, 2005, respectively. Goodwill increased by $7.9 million resulting from the acquisition of Maxspeed, $2.1 million for contingent consideration paid to Visara, $2.3 million from the acquisition of TeleVideo, and decreased by $600,000 for the impact of changes in foreign exchange rates.

     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company's intangible assets (in thousands):

                                                                DECEMBER 31, 2005
                                              ------------------------------------------------------
                                                    Gross
                                Estimated         Carrying          Accumulated        Net Carrying
                               useful life         Amount          Amortization          Amount
                               ------------   ----------------    ---------------    ---------------
Tradenames                     Indefinite     $            354    $            --    $           354
Non-compete agreements          3-5 years                1,641                160              1,481
Customer relationships          3-5 years                7,340              1,313              6,027
Distributor relationships        5 years                 2,325              1,846                479
Acquired technology            5-10 years                7,047              1,580              5,467
                                              ----------------    ---------------    ---------------
                                              $         18,707    $         4,899    $        13,808
                                               ===============    ===============    ===============

                                                                  JUNE 30, 2005
                                               -----------------------------------------------------
                                                    Gross
                                Estimated         Carrying          Accumulated        Net Carrying
                               useful life         Amount          Amortization          Amount
                               ------------   ----------------    ---------------    ---------------
Tradenames                     Indefinite     $            259    $            --    $           259
Non-compete agreements          2-5 years                  551                 47                504
Customer relationships          2-5 years                3,770                843              2,927
Distributor relationships        5 years                 2,325              1,614                711
Acquired technology            5-10 years                6,081              1,096              4,985
                                               ---------------    ---------------    ---------------
                                              $         12,986    $         3,600    $         9,386
                                               ===============    ===============    ===============

     The amortization expense of intangible assets is set forth below (in thousands):

                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                        DECEMBER 31,                   DECEMBER 31,
                                ------------------------------ ------------------------------
                                    2005            2004           2005            2004
                                --------------  -------------- -------------- ---------------
Non-compete agreements                     80              --            114              --
Customer relationships           $        296    $        123   $        475    $        191
Distributor relationships                 116             116            233             233
Acquired technologies                     287             137            545             223
                                 ------------    ------------   ------------    ------------
                                 $        779    $        376   $      1,367    $        647
                                 ============    ============   ============    ============

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

     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

                                                    FUTURE
          YEAR ENDING JUNE 30,                   AMORTIZATION
------------------------------------------     ---------------
Remainder of fiscal 2006                          $  1,849
2007                                                 3,424
2008                                                 3,145
2009                                                 2,768
2010                                                 1,819
2011 through 2012                                      449
                                                  --------
                                                  $ 13,454
                                                  ========

NOTE 6.      COMPREHENSIVE INCOME

     Excluding net income, the Company's sources of other comprehensive income
(loss) are unrealized gains and losses relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                  -----------------------------  -----------------------------
                                                      2005           2004            2005           2004
                                                  -------------- --------------  -------------- --------------
 Net income                                        $      2,541   $      2,066    $      4,384   $      3,453
   Foreign currency translation adjustment                 (774)           850            (463)           855
                                                   ------------   ------------    ------------   ------------
 Comprehensive income                              $      1,767   $      2,916    $      3,921   $      4,308
                                                   ============   ============    ============   ============


NOTE 7.      REVENUE RECOGNITION

    Net revenues include: product sales, which are sales of thin client devices, including software, maintenance and support and a device, as well as standalone software products and services. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period. The Company follows AICPA Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) for revenue recognition. Products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

    Revenue related to post-contract support services is generally recognized with the initial product sale when the fee is included with the initial product fee, post-contract services are for one year or less, the estimated cost of providing such services during the arrangement is insignificant, and unspecified upgrades and enhancements offered during the period are expected to continue to be minimal and infrequent. Otherwise, revenue from post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Vendor specific objective evidence of these amounts is determined by the price charged when these elements are sold separately, generally based on the renewal rate.

    Stock rotation rights and price protection are provided to certain distributors. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. Price protection provides for a rebate in the event the Company reduces the price of products for which the distributors have yet to sell to end-users. The Company reserves for these arrangements based on a specific review of known issues, historical experience and the level of inventories in the distribution channel.

    Product warranty costs are accrued at the time the related revenues are recognized.

    The Company offers fixed-price support or maintenance contracts, including support contracts and extended warranties, to its customers, ranging from one to five years. Revenue from these transactions is recognized over the related term. The difference between the amount recognized and the amount collected for these arrangements is recorded as deferred revenue.

NOTE 8.      MAJOR CUSTOMERS AND DEPENDENCE ON SUPPLIERS

     The following table sets forth sales to customers comprising 10% or more of the Company's net revenue and accounts receivable balances:

                                             THREE MONTHS ENDED                   SIX MONTH ENDED
                                                DECEMBER 31,                       DECEMBER 31,
                                      ---------------------------------- ----------------------------------
                                           2005              2004             2005              2004
                                      ---------------- ----------------- ---------------- -----------------
 Net revenues
   Lenovo                                        25%                *               18%               *
   IBM                                            *                23%               *               20%
   North American distributor                     *                13%               *               11%
   Customer A                                     *                 *               13%               *

                                       DECEMBER 31,        JUNE 30,
                                           2005              2005
                                      ---------------- -----------------
Accounts receivable
   Lenovo                                        20%               18%


    (*) Amounts do not exceed 10% for such period

    In April 2005, in connection with the sale of IBM's Personal Computing Division to Lenovo Group Limited, the Company entered into a mirror agreement with Lenovo, under which Lenovo can purchase Neoware's products under the same terms as IBM. The Company's agreement with IBM remains in effect.

    Under the IBM and Lenovo agreements, IBM and Lenovo sell Neoware-branded products to their customers. During the sales process, Neoware sales and integration personnel work directly with the end customers, along with the support of IBM and Lenovo salespeople, thereby developing ongoing relationships with the customers. The strategy of selling Neoware branded products and developing ongoing relationships with the end customers was designed to mitigate the risk of customer concentration from sales through IBM and Lenovo. In the quarter ended December 31, 2005, Neoware products were sold through IBM and Lenovo to more than 100 IBM and Lenovo customers, including CVS which accounted for approximately 17% of the Company's revenue.

    IBM, Lenovo and the Company's distributors resell the Company's products to individual resellers and end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from period to period. In addition to the Company's direct sales to IBM and Lenovo, IBM and Lenovo can purchase the Company's products through distributors. Furthermore, IBM and Lenovo can influence an end-user's decision to purchase the Company's products even though the end-user may not purchase the Company's products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, the Company believes that these sales are significant and can vary significantly from quarter to quarter.

     The following table sets forth geographic segments comprising 10% or more of the Company's net revenues. Net revenues are derived based on the location of the Company's primary selling activities with its customers:

                                             THREE MONTHS ENDED                   SIX MONTH ENDED
                                                DECEMBER 31,                       DECEMBER 31,
                                      ---------------------------------- ----------------------------------
                                           2005              2004             2005              2004
                                      ---------------- ----------------- ---------------- -----------------
 Net revenues
   Europe, the Middle East and Africa            29%               33%              27%              32%
   United Kingdom                                 *                11%               *               14%



     (*) Amounts do not exceed 10% for such period

     The Company depends upon a limited number of sole source suppliers for its thin client device products and for several industry standard components, which subjects the Company to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit the Company's ability to ship product to fully meet customer demand. If this were to happen, the Company's revenue would decline and its profitability would be adversely impacted.

NOTE 9.      INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

                                                 DECEMBER 31,    JUNE 30,
                                                     2005         2005
                                                 -----------   -----------
Purchased components and subassemblies,
  including Maxspeed inventory of $2,505
  at December 31, 2005                           $    2,946    $      417
Finished goods, including Maxspeed inventory
  of $763 at December 31, 2005                        2,600         2,634
                                                 -----------   -----------
                                                 $    5,546    $    3,051
                                                 ===========   ===========

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

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                DECEMBER 31,                        DECEMBER 31,
                                                        -----------------------------        ----------------------------
                                                           2005             2004                2005            2004
                                                        ------------     ------------        -----------     -------------
Net income                                              $      2,541     $      2,066        $      4,384    $       3,453
                                                        ============     ============        ============    =============

Weighted average shares outstanding:
   Basic                                                      16,492           15,754              16,383           15,726
   Effect of dilutive employee stock options                     596              434                 335              385
                                                        ------------     ------------        ------------    -------------
   Diluted                                                    17,088           16,188              16,718           16,111
                                                        ============     ============        ============    =============

Earnings per common share:
   Basic                                                $       0.15     $       0.13        $       0.27    $        0.22
                                                        ============     ============        ============    =============
   Diluted                                              $       0.15     $       0.13        $       0.26    $        0.21
                                                        ============     ============        ============    =============

     The following table sets forth the common shares issuable upon exercise of stock options that were excluded from the dilutive earnings per share computations (in thousands):

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                   -----------------------------        ----------------------------
                                                       2005            2004                2005            2004
                                                   -------------    ------------        ------------    ------------
Employee stock options                                        64           1,621                 587           1,392
Warrants                                                      --              13                  --              13
                                                   -------------    ------------        ------------    ------------
                                                              64           1,634                 587           1,405
                                                   =============    ============        ============    ============

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

     The changes in the Company's warranty liability during the first half of fiscal 2006 are as follows (in thousands):

Accrued warranty cost at June 30, 2005                                 $    896
    Expense incurred in the quarter                                        (239)
    Provisions for warranties                                               297
    Warranty obligation assumed in Maxspeed acquisition                     224
                                                                        --------
Accrued warranty cost at December 31, 2005                             $  1,178
                                                                        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a leading global provider of thin client computing solutions. Our thin client software and devices enable organizations to enhance security, improve manageability, increase reliability and lower the up-front and ongoing cost of computing. Our software powers, secures and manages thin client devices and traditional personal computers, enabling these devices to run Windows(R) and web applications across a network, as well as to connect to mainframes, mid-range, UNIX and Linux systems. We differentiate our thin client computing solutions by using a software-centric approach that is focused on providing standards-based technology that enables our customers to integrate our solutions into their existing IT infrastructure, leveraging their existing investments and lowering the overall cost of deployment and implementation.

     We generate revenue primarily from sales of our software bundled with thin client devices, and secondarily from our software sold on a standalone basis for use on personal computers and servers. Our standalone software includes Neoware TeemTalk host access software for servers and PCs, Neoware Remote Manager device management software and Neoware Image Manager streaming software. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period. We also provide complementary services such as integration, training and maintenance.

     We sell our products and services worldwide through our alliances with IBM and Lenovo, distributors, other indirect channels such as resellers and systems integrators, and our direct sales organization. Our international sales are primarily made through distributors and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our principal headquarters in the United States, we maintain offices in Australia, Austria, China, France, Germany, and the UK.

     In April 2005, in connection with the sale of IBM's Personal Computing Division to Lenovo Group Limited, we entered into a mirror agreement with Lenovo, under which Lenovo can purchase our products under the same terms as IBM. Lenovo sells our products primarily to IBM customers. Our agreement with IBM remains in effect.

     STRATEGY

     Thin client computing provides an alternative to personal computers that is designed to be more secure, more manageable, more reliable and more cost-effective. We market our thin client computing products to PC users and as alternatives to PCs. Our strategies are to focus on selling thin client software and devices to businesses, increasing sales to large enterprise customers through our relationships with IBM, Lenovo, and other partners, increasing sales to small and medium-sized businesses through resellers, and to execute marketing and selling initiatives targeted at specific vertical markets.

     To expand our access to customers, we have developed relationships with third parties that we believe have strong market positions and customer relationships. We believe that this allows us to develop new customer relationships and to gain access to new markets. Our acquisition strategy has been focused on expanding our geographic reach, channels of distribution and software development resources, and acquiring businesses with technologies that increase our ownership of core intellectual property and products that can be sold through our existing channels to the same end user customers, leveraging our existing organization. We intend to continue to pursue strategic acquisitions and partnerships in the future.

     RECENT ACQUISITIONS

     In November 2005, we completed the acquisition of Maxspeed Corporation, a provider of thin client solutions, headquartered in the United States, with research, development and sales in China.

     In October 2005, we acquired the thin client business of TeleVideo, Inc, located in the United States, including a trademark license, product brands, customer lists, customer contracts and non-competition agreements.

     In April 2005, we acquired all of the outstanding shares of Qualystem Technology S.A.S., located in France, a provider of software that streams Windows(R) and application components on-demand from a server to other servers, personal computers, and thin clients.

     In March 2005, we acquired the ThinTune thin client business of eSeSIX Computer, located in Germany, which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements, and acquired all of the outstanding shares of eSeSIX Tech, located in Austria, eSeSIX Computer's development and engineering affiliate. eSeSIX Computer together with eSeSIX Tech are collectively referred to as the ThinTune thin client business.

     In January 2005, we acquired all of the outstanding shares of Mangrove Systems S.A.S., located in France, a provider of Linux software solutions. As a result of the Mangrove acquisition, we acquired customer lists, intellectual property and technology and non-competition agreements.

     In September 2004, we acquired the thin client business of Visara International, Inc, located in the United States, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements.

     FINANCIAL HIGHLIGHTS

     Net revenue, gross profit margin and earnings per share are key measurements of our financial results. For the second quarter of fiscal 2006, net revenue was $29.3 million, an increase of 43% from the same period in fiscal 2005. Gross profit margins were 44% in the second quarter of fiscal 2006, compared to 43% in the same period in fiscal 2005. Diluted earnings per share were $0.15 in the second quarter of fiscal 2006, compared to $0.13 in the same period in fiscal 2005, as a result of increased earnings from revenue growth and improved profit margins offset by increased operating expenses, including added staff to support our geographic expansion, added costs associated with the businesses we acquired, added costs related to operating a more complex business, added cost of increased amortization and stock-based compensation expense and a larger number of fully diluted shares. Stock option expense included in these results was $21,000 in cost of goods sold and $776,000 in operating expense in the three months ended December 31, 2005, and the expense of amortization of intangibles was $779,000 and $376,000 in the three months ended December 31, 2005 and December 31, 2004, respectively.

     For the first half of fiscal 2006, net revenue was $55.9 million, an increase of 52% from the same period in fiscal 2005. Gross profit margins were 42% in the first half of fiscal 2006, compared to 43% in the same period in fiscal 2005. Diluted earnings per share were $0.26 in the first half of fiscal 2006, compared to $0.21 in the same period in fiscal 2005. Stock option expense included in these results was $40,000 in cost of goods sold and $1.5 million in operating expense in the six months ended December 31, 2005, and the expense of amortization of intangibles was $1.4 million and $647,000 in the six months ended December 31, 2005 and December 31, 2004, respectively.

     As of December 31, 2005, our cash, cash equivalents and short-term investments were $33.9 million, compared to $43.2 million at June 30, 2005. The decrease is due to cash used for acquisitions, partially offset by proceeds from the exercise of stock options and operating cash flows. We have earnout agreements for up to $7.3 million as a result of the acquisitions that we have completed. Generally, these earnouts are based on achieved levels of revenue during the four quarters after we complete a transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management's judgments and estimates. These critical accounting policies and estimates include:

     o   Revenue recognition
     o   Valuation of long-lived and intangible assets and goodwill
     o   Accounting for income taxes
     o   Stock based compensation

     These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, "Organization and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our annual financial statements as of June 30, 2005 included in our Annual Report on Form 10-K for further discussion of our accounting policies and estimates.

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

     Multiple Element Arrangements

     Net revenues include sales of thin client devices, which include the device and related software, maintenance and technical support as well as standalone software products and services. We follow AICPA Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), for revenue recognition. These products and services are sold either separately or as part of a multiple-element arrangement. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

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

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     In connection with acquisitions, we allocate portions of the purchase price to intangible assets, consisting of acquired technologies, distributor and customer relationships, trade names and non-compete agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill.

     We assess the realizability of goodwill and intangible assets with indefinite useful lives pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." We are required to perform a SFAS No. 142 impairment test at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Our annual impairment date is June 30. We have determined that the reporting unit level is our sole operating segment. The test for goodwill is a two-step process:

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

     We review our long-lived assets, including amortizable intangibles, for impairment when events indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When we determine that one or more impairment indicators are present for an asset, we compare the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, we compare the fair value to the book value of the asset. If the fair value is less than the book value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.

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

     We have not recorded an impairment loss on goodwill or other long-lived assets. At December 31, 2005, goodwill and intangible assets were $42.9 million and $13.8 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets. There were no impairment indicators at December 31, 2005.

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

STOCK-BASED COMPENSATION

     Prior to June 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payments," to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of July 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

     On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations is as follows (in thousands):

                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                        DECEMBER 31,                   DECEMBER 31,
                                ------------------------------ ------------------------------
                                    2005            2004           2005            2004
                                --------------  -------------- -------------- ---------------
Cost of revenues                  $        21     $        --    $        40     $        --
Selling and marketing                     295              --            545              --
Research and development                  102              --            207              --
General and administrative                379              --            725              --
                                  ------------    ------------   ------------    ------------
                                  $       797     $        --    $     1,517     $        --
                                  ============    ============   ============    ============

     We expect stock-based compensation expense to be approximately $750,000 per quarter before income taxes for the remainder of fiscal 2006, although this amount may increase if we hire additional executives or a significant number of other additional employees. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal and U.K. tax laws, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes.

     For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.

RESULTS OF OPERATIONS

NET REVENUES (in thousands):

                                    THREE MONTHS ENDED                             SIX MONTHS ENDED
                                       DECEMBER 31,                                  DECEMBER 31,
                              -------------------------------               ------------------------------
                                   2005            2004         % CHANGE         2005           2004        % CHANGE
                              --------------- --------------- ------------  ------------------------------ -----------
 Net revenues                  $    29,337      $  20,471          43 %      $   55,880      $  36,774          52 %


     We derive revenues primarily from the sale of thin client devices, which include a device and related software and services. The increase in net revenues in the second quarter and the first half of fiscal 2006 is substantially due to the following factors:

     o    An increase in market acceptance of thin client computing.
     o    An increase in our market share.
     o Significant initial sales from a global retailer of our new Neoware e900 thin client product, which commenced in the September 2005 quarter.
     o An increase in our customer base from our selling and marketing activities.
     o    An increase in sales to large enterprise customers.
     o    An increase in our business with IBM and Lenovo.
     o Recent acquisitions, including the Maxspeed acquisition which generated $810,000 of revenues in the quarter ended December 31, 2005.

     The following table sets forth sales to customers comprising 10% or more of our net revenue:

                                             THREE MONTHS ENDED                   SIX MONTH ENDED
                                                DECEMBER 31,                       DECEMBER 31,
                                      ---------------------------------- ----------------------------------
                                           2005              2004             2005              2004
                                      ---------------- ----------------- ---------------- -----------------
 Net revenues
   Lenovo                                  25%                *               18%               *
   IBM                                      *                23%               *               20%
   North American distributor               *                13%               *               11%
   Customer A                               *                 *               13%               *


     (*) Amounts do not exceed 10% for such period

     Revenues from Europe, the Middle East and Africa ("EMEA"), based on the location of our customers, were as follows (in thousands):

                                    THREE MONTHS ENDED                             SIX MONTHS ENDED
                                       DECEMBER 31,                                  DECEMBER 31,
                              -------------------------------               ------------------------------
                                   2005            2004         % CHANGE         2005           2004        % CHANGE
                              --------------- --------------- ------------  -------------- --------------- -----------
 EMEA revenues                 $     8,585      $   6,758          27 %      $   14,861      $  11,792          26 %
 Percentage of net
    revenues                            29%            33%                           27%            32%


Revenue from EMEA grew 27% and 26% from the prior year three- and six-month period, respectively. Revenues from EMEA declined as a percentage of revenue in the three- and six-month periods ended December 31, 2005 compared to the prior year periods due to higher revenue growth in the United States, primarily as a result of an increase in sales to large enterprise customers.

COST OF REVENUES AND GROSS PROFIT MARGIN (in thousands):

                                    THREE MONTHS ENDED                             SIX MONTHS ENDED
                                       DECEMBER 31,                                  DECEMBER 31,
                              -------------------------------               ------------------------------
                                   2005            2004         % CHANGE         2005           2004        % CHANGE
                              --------------- --------------- ------------  -------------- --------------- -----------
 Cost of revenues              $    16,432      $  11,726          40 %      $   32,274      $  20,938          54 %
 Gross profit margin                    44%            43%                           42%            43%


     Cost of revenues consists primarily of the cost of thin client devices, which include a device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, warranty obligations, amortization of intangibles related to acquisitions, distribution costs and stock-based compensation expense commencing in the first quarter of fiscal 2006.

     The increase in cost of revenues on a dollar basis in the second quarter and first half of fiscal 2006 over the comparable period in fiscal 2005 is primarily the result of sales growth and, to a lesser extent, to increased amortization of intangibles related to acquisitions completed in fiscal 2005 and in the recent quarter and increases in inventory and warranty reserves due to higher sales volume. Cost of revenues in the second quarter and first half of fiscal 2006 includes $302,000 and $575,000, respectively, of amortization of intangibles related to acquisitions compared to $157,000 and $258,000 of amortization in the same periods in fiscal 2005.

     We continue to benefit from manufacturing efficiencies and component cost reductions of our outsourced supply chain model. This model depends on high volume production of our thin client device products using components and supply chain techniques commonly used in personal computers.

     The change in gross profit margin in the first half of fiscal 2006 is the result of significant sales of the new Neoware e900 thin client devices in the first quarter of fiscal 2006, which carries higher average selling prices, higher average profit dollars per device sold, and lower percentage gross margins of approximately 25%.

     Gross margins are expected to fluctuate in the future due to changes in product mix, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client devices and software, and changes in the cost of thin client devices, flash memory, DRAM and other components.

SELLING AND MARKETING (in thousands):

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                        DECEMBER 31,                                DECEMBER 31,
                               -------------------------------             ------------------------------
                                    2005             2004       % CHANGE        2005            2004       % CHANGE
                               ---------------  -------------------------- --------------- --------------------------
 Selling and marketing          $     4,379      $    2,959         48 %     $   8,536      $    5,892        45 %
 As a percentage of revenue              15%             14%                        15%             16%


     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, and other costs associated with our sales and marketing efforts, as well as stock-based compensation expense commencing in the first quarter of fiscal 2006. The increase in sales and marketing expense in the second quarter and first half of fiscal 2006 compared to the same periods in fiscal 2005 is primarily the result of an increase in headcount in the following areas: our enterprise sales organization in the United States, expansion of our sales organization in Europe, and the addition of salespeople and presales support personnel in the U.S., Europe and China as a result of our acquisitions of Mangrove, Qualystem, Thintune, Televideo and Maxspeed. In addition, we increased our marketing personnel, including senior management, increased spending on marketing initiatives designed to attract new customers, recorded increased amortization of intangibles as a result of new acquisitions, and recorded stock-based compensation commencing in the first quarter of fiscal 2006. Selling and marketing expenses included stock-based compensation expense of $295,000 and $545,000 in the second quarter and first half of fiscal 2006, respectively. We expect selling and marketing expenses to increase in absolute dollars in fiscal 2006, but to remain in approximately the same range as fiscal 2005 as a percentage of revenues assuming revenues continue to grow on a year over year basis in line with our estimates. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

RESEARCH AND DEVELOPMENT (in thousands):

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                        DECEMBER 31,                                DECEMBER 31,
                               -------------------------------             ------------------------------
                                    2005             2004       % CHANGE        2005            2004       % CHANGE
                               ---------------  -------------------------- ------------------------------------------
 Research and development       $     1,591      $      769        107 %     $   2,886      $    1,433       101 %
 As a percentage of revenue               5%              4%                         5%              4%


     Research and development expenses consist primarily of salaries, related benefits, other engineering related costs, and stock-based compensation expense commencing in the first quarter of fiscal 2006. The increase in research and development expense in the second quarter and first half of fiscal 2006 compared to the same period in fiscal 2005 is primarily the result of an increase in staff levels as a result of our strategy to establish integration and development centers in major markets around the world. In the three months ended December 2004, our development personnel were located only in the United States and the United Kingdom. During calendar 2005, primarily as a result of hiring in connection with acquisitions, we significantly increased our headcount dedicated to the development of our products, with personnel located in the United States, the United Kingdom, Austria, China, France, and India. In addition, stock-based compensation expense, which commenced in the first quarter of fiscal 2006, was $102,000 and $207,000 in the second quarter and first half of fiscal 2006, respectively. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars in fiscal 2006, but to remain relatively constant as percentage of revenues assuming revenues continue to grow on a year over year basis in line with our estimates.

GENERAL AND ADMINISTRATIVE (in thousands):

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                        DECEMBER 31,                                DECEMBER 31,
                               -------------------------------             ------------------------------
                                    2005             2004       % CHANGE        2005            2004       % CHANGE
                               ---------------  -------------------------- --------------- --------------------------
 General and administrative     $     2,797      $    1,647         70 %     $   5,096      $    3,005        70 %
 As a percentage of revenue              10%              8%                         9%              8%


     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the obligations of a public company and fees for legal, audit and tax services, and stock-based compensation expense commencing in the first quarter of fiscal 2006. The increase in general and administrative expenses in the second quarter and first half of fiscal 2006 compared to the same periods in fiscal 2005 is primarily the result of the cost of an increase in staffing levels as a result of the increased complexity of our business, including our significant international expansion during 2005, increases in compensation levels and bonus provisions based on financial results, added costs for legal, accounting and compliance activities associated with audit, tax and compliance with Section 404 of the Sarbanes-Oxley Act, and the cost of stock-based compensation,. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions as a result of the growth of our business. Stock-based compensation expense was $379,000 and $725,000 in the second quarter and first half of fiscal 2006, respectively. We expect general and administrative expenses to increase in absolute dollars in fiscal 2006, but to remain in the same range or to decline slightly as a percentage of revenues assuming revenues continue to grow on a year over year basis in line with our estimates.

INCOME TAXES (in thousands):

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                        DECEMBER 31,                                DECEMBER 31,
                               -------------------------------             ------------------------------
                                    2005             2004       % CHANGE        2005            2004       % CHANGE
                               ---------------  -------------------------- ------------------------------------------
 Income taxes                   $     1,419      $    1,064         33 %     $   2,466      $    1,779        39 %
 Effective tax rate                      36%             34%                        36%             34%


     Our effective tax rate in the second quarter and first half of fiscal 2006 differed from the combined federal and state statutory rates due primarily to the non-deductible portion of stock-based compensation expense associated with incentive stock options commencing in the first quarter of fiscal 2006, partially offset by the tax benefit from the Extraterritorial Income Exclusion ("EIE"). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. In the second quarter and first half of fiscal 2006 we also benefited to a lesser extent from foreign income taxes in lower tax rate countries.

     In October 2004, the EIE was repealed and will be phased out through December 31, 2006. As a result, we expect our effective tax rate to increase as the EIE is phased out over the next two fiscal years; however, the impact of the manufacturing deduction for the Jobs Creation Act has not been determined at this time and that, along with other initiatives we may undertake, could have a favorable impact on our effective income tax rate during fiscal 2006. In addition, certain of our recent acquisitions are located in foreign tax jurisdictions which may have an impact on our overall effective tax rate. Based on these factors, we estimate that our effective tax rate (including the impact of stock-based compensation) will be 36% for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, we had net working capital of $46.5 million compared to $50.4 million at June 30, 2005. Our principal sources of liquidity include $33.9 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the first quarter of fiscal 2006.

     Cash and cash equivalents increased by $1.8 million during the first half of fiscal 2006, primarily as a result of positive operating cash flows of $1.4 million, the exercise of stock options and related tax benefits, which totaled $6.8 million, and the net purchase and sale of short term investments, which totaled a net sale of $11.9 million, offset by cash paid for acquisitions of $17.4 million and purchases of property and equipment of $818,000. We have potential earnout arrangements with recently completed transactions totaling $7.3 million. Generally these earnouts are based on achieved levels of revenue during the twelve months subsequent to completion of the transaction.

     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

     Cash flows provided by operations in the six-month period ended December 31, 2005 were $1.4 million primarily to the result of net income of $4.4 million, adjusted for, among other items, non-cash charges including depreciation of $168,000, amortization of intangibles of $1.4 million and stock-based compensation of $1.5 million. Cash flows were further impacted by changes in operating assets and liabilities, net of the effects from acquisitions which included: a decrease in non-acquired inventory and prepaid expense, offset by an increase in accounts receivable of $5.5 million, due to increased revenue in the second quarter ended December 31, 2005 and a larger proportion of revenues billed in the last month of this quarter, and payments for income taxes and payment of certain liabilities assumed in the Maxspeed acquisition.

     Cash flow provided by operations in the six-month period ended December 31, 2004 were $160,000 primarily to the result of net income of $3.4 million, adjusted for, among other items, non-cash charges including depreciation of $130,000, amortization of intangibles of $647,000 and the tax benefit of $121,000 relating to stock option exercises, which was offset by an increase in accounts receivable of $2.7 million resulting from increased sales, and an increase in inventory of $3.1 million due primarily to inventory purchases made in advance of our contractual requirements.

     CASH FLOWS USED IN INVESTING ACTIVITIES: The cash out flows from investing activities in the first half of fiscal 2006 include the acquisition of businesses, which totaled $17.4 million compared to $3.8 million in the first half of fiscal 2005. We typically engage in purchases and sales of short-term investments depending on investment rate of returns compared to returns generated on our cash balances. Such purchases and sales totaled net sales of $11.9 million in fiscal 2006 and $22.0 million in fiscal 2005.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES: The cash in flows from financing activities in the first half of fiscal 2006 totaled $6.8 million and were primarily the result of the exercise of employee stock options and related tax benefits compared to $735,000 of such inflows in the first half of fiscal 2005.

     CONTRACTUAL OBLIGATIONS
     The following is a summary of our contractual obligations as of December 31, 2005 (in thousands):

                                                                                                        2011 AND
                                         TOTAL          2006        2007 AND 2008    2009 AND 2010     THEREAFTER
                                     -------------------------------------------------------------- ----------------
 Product purchase obligations         $      8,611  $       8,611 $            --   $           --   $           --
 Operating leases                            3,845            487           1,422              961              975
 Other purchase obligations                    537            537              --               --               --
                                      ------------  -------------  --------------   --------------   --------------
                                      $     12,993  $       9,635 $         1,422   $          961  $           975
                                      ============  =============  ==============   ==============   ==============

     The above table excludes potential amounts under contractual earnouts related to our recent acquisitions and up to $1.0 million of contingent amounts payable pursuant to arrangements with executive officers and other senior managers which provide for severance obligations in the event of a change in control.

     We expect to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds available under our credit facility and, potentially, new debt or equity financings. Management believes that we will have sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. We may seek additional sources of funding in order to fund acquisitions, including issuing debt and equity securities under our $100 million shelf registration, which was declared effective by the SEC on September 29, 2003.

FACTORS AFFECTING NEOWARE AND FUTURE OPERATING RESULTS

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

THE SUCCESS OF OUR STRATEGY DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND GROW OUR BUSINESS WITH LARGE ENTERPRISE CUSTOMERS.

      We must retain and continue to expand our ability to reach and penetrate large enterprise customers by adding effective channel partners and expanding our integration services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues. Additionally, as we attempt to attract and penetrate large enterprise customers, we may need to increase corporate branding and marketing activities, which could increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

      Our sales cycle for large-scale deployments to large enterprise customers makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. We often have a long sales cycle for these large enterprise sales because:

     o our sales personnel generally need to explain and demonstrate the benefits of a large-scale deployment of our products to potential and existing customers prior to sale;

     o our technical personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services and in integrating the products to suit their needs;

     o our large-scale customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for IT infrastructure; and

     o before making a purchase, our potential customers usually must obtain approvals from various levels of decision makers within their organizations, and this process can be lengthy.

      The long sales cycle for these large sales to enterprise customers could make it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

BECAUSE WE RELY ON RESELLERS AND DISTRIBUTORS, INCLUDING IBM AND LENOVO, TO SELL OUR PRODUCTS, OUR REVENUES COULD BE NEGATIVELY IMPACTED IF THESE COMPANIES DO NOT CONTINUE TO PURCHASE PRODUCTS FROM US.

     We cannot be certain that we will be able to attract or retain resellers or distributors to market our products effectively. None of our current resellers or distributors, including IBM and Lenovo, are obligated to continue selling our products or to sell our new products, and none are precluded from selling competing products. We cannot be certain that any resellers or distributors will continue to represent our products or that our resellers or distributors will devote a sufficient amount of effort and resources to selling our products. We need to expand our indirect sales channels, and if we fail to do so, our growth could be limited. A number of our distributors resell to their own networks of channel partners with whom we have no direct relationship. Our distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks.

     We derive a substantial portion of our revenue from sales made directly to IBM customers through Lenovo and through our other distributors. A significant portion of our other revenue is derived from sales to resellers. If Lenovo or our other distributors were to discontinue sales of our products or reduce their sales efforts, or if IBM salespeople were to reduce their attention to our products, it could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial condition of our distributors.

     As a result of our alliances with IBM and Lenovo, we rely on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for 18% of our net sales during the first half of fiscal 2006 and sales to IBM were 20% of our net sales during the first half of fiscal 2005. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user's decisions to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, we believe that these sales could be significant and can vary significantly from quarter to quarter.

IF WE ARE UNABLE TO CONTINUE GENERATING SUBSTANTIAL REVENUES FROM INTERNATIONAL SALES AND EFFECTIVELY MANAGING OUR INTERNATIONAL OPERATIONS OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA), and we recently began marketing and selling activities in China and other parts of Asia. Our EMEA activities accounted for approximately 27% of revenues for the first half of our 2006 fiscal year. IBM and Lerove are under no obligation to continue to actively market our products. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.

     Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us, such as the Foreign Corrupt Practices Act, and any violations of such laws by our employees or contractors could have a material adverse effect on our business. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, our future results could be adversely affected by difficulties in staffing, and coordinating communications among and managing our international operations, which have significantly expanded and become more complex as a result of the European acquisitions completed in the third and fourth quarters of fiscal year 2005.

     While we sell our products worldwide, one component of our strategy is to expand our sales efforts in China, India and other countries with large populations and propensities for adopting new technologies. We have limited experience with sales and marketing in some of these countries. There can be no assurance that we will be successful in marketing and selling our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

OUR BUSINESS IS DEPENDENT ON CUSTOMER ADOPTION OF THIN CLIENT DEVICES AS AN ALTERNATIVE TO PERSONAL COMPUTERS, AND A DECREASE IN THEIR RATES OF ADOPTION COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUES.

     We are dependent on the growing use of thin client devices to increase our revenues. If thin client devices are not accepted by corporations as an alternative to personal computers, the result would be slower than anticipated revenue growth or even a decline in our revenues.

     Thin client devices have historically represented a very small percentage of the overall PC market, and, if sales do not grow as a percentage of the PC market, or if the overall PC market were to decline, our revenues might not grow or might decline. Alternatively, if the market were to grow faster than expected, it could lead PC manufacturers to the thin client device segment of the PC market, which would increase competition and could harm our results.

OUR ACQUISITION AND ALLIANCE ACTIVITIES COULD DISRUPT OUR ONGOING BUSINESS, AND WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE AND INTEGRATE FUTURE ACQUISITIONS WE MAY COMPLETE, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR GROWTH AND OUR OPERATING RESULTS.

     As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and outsourcing transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may, in order to integrate acquired businesses or employees, incur significant integration and restructuring costs, both one-time and on a recurring basis. Integration and other risks of acquisitions, strategic alliances and outsourcing transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue and selling, general and administrative expenses.

     Since June 2001, we have completed ten acquisitions and entered into alliances with IBM and Lenovo, and we plan to make additional acquisitions, some of which may be large and complex, as part of our growth strategy. There is no assurance that we will derive benefits from the three European acquisitions we completed in the third and fourth quarters of fiscal year 2005, the TeleVideo or Maxspeed acquisitions we completed in the first half of fiscal year 2006 or future acquisitions we pursue. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, integrate accounting controls, policies and procedures, manage supply chain integration, combine administrative, research and development and other operations, eliminate duplicative facilities and personnel, which could result in significant costs and expenses, and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing the completion and integration of acquisitions and alliances requires management resources, which may divert our attention from other business operations. In addition, we may lack experience operating in the geographic market of the business acquired. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. During fiscal 2004, we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

BECAUSE WE DEPEND ON SOLE SOURCE, LIMITED SOURCE AND FOREIGN SOURCE SUPPLIERS FOR THE DESIGN AND MANUFACTURE OF OUR THIN CLIENT PRODUCTS AND FOR KEY COMPONENTS IN OUR THIN CLIENT PRODUCTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD PREVENT US FROM SHIPPING CUSTOMER ORDERS ON TIME, IF AT ALL, AND RESULT IN LOST SALES. IN ADDITION, OUR OUTSOURCING ACTIVITIES FOR OTHER FUNCTIONS MAY FAIL TO REDUCE COSTS AND MAY DISRUPT OPERATIONS.

     We depend upon single source suppliers for the design and manufacture of our thin client device products and for several of the components in them. We also depend on limited sources to supply several other industry standard components. The third party designers and manufacturers of our thin client products have access to our intellectual property which increases the risk of infringement or misappropriation of this intellectual property.

     We primarily rely on foreign suppliers, which subjects us to risks associated with foreign operations such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs, political instability and currency fluctuations. A weakening dollar could result in greater costs to us for our components. Severe acute respiratory syndrome, avian influenza and similar medical crises could also disrupt manufacturing processes and result in quarantines being imposed in the future.

     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. During fiscal year 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier's cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a new domestic supplier required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities related to a larger order. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.

     In addition to using third party suppliers for the manufacture of our products and supply of our components, to achieve additional cost savings or operational benefits, we have expanded, and may in the future expand, our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. In fiscal year 2005, we entered into an agreement with a company located in India under which it provides software development services to us. To the extent that we rely on partners or third party service providers for the provision of software development services and key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of software development and the development, support or maintenance of operations and processes, including the internal controls associated with our business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if our third party service providers experience business difficulties or are unable to provide the services as anticipated, we may need to seek alternative service providers or resume providing such services internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

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

     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:

     o Linearity - Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter due to typical customer buying patterns in the IT industry. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition;

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

     o Seasonality - We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners' seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters; and

     o Stock-based compensation expense - Starting in the quarter ended September 30, 2005, we began recording stock-based compensation expense as calculated under SFAS No. 123R. We expect the non-cash impact of stock-based compensation expense during fiscal 2006 to be approximately $3.0 million. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

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

     We may not succeed in developing and marketing our software and thin client device products and our operating results may decline as a result.

OUR GROSS MARGINS CAN VARY SIGNIFICANTLY, BASED UPON A VARIETY OF FACTORS. IF WE ARE UNABLE TO SUSTAIN ADEQUATE GROSS MARGINS WE MAY BE UNABLE TO REDUCE OPERATING EXPENSES IN THE SHORT TERM, RESULTING IN LOSSES.

     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from various thin client device models, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors' price reductions. Our marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and may in the future result in, a decline in our gross margins. Additionally, we have recently introduced new products, including our Neoware e900 product line, which has higher average selling prices but lower percentage gross margins than our traditional products. If our sales do not continue to increase as a result of these strategies, our profitability will decline, and we may experience losses.

DURING THE PAST SEVERAL YEARS, WE HAVE INCREASED OPERATING EXPENSES SIGNIFICANTLY AS A FOUNDATION FOR US TO STIMULATE GROWTH IN OUR MARKET, AND WE EXPECT TO INCREASE OUR OPERATING EXPENSES DURING FISCAL 2006. IF WE DO NOT INCREASE REVENUES OR APPROPRIATELY MANAGE FURTHER INCREASES IN OPERATING EXPENSES, OUR PROFITABILITY WILL SUFFER.

     Our business has grown through both internal expansion and business acquisitions, and , as a result, we have significantly increased our operating expenses. If our revenues fail to increase as we increase our operating expenses, our profits may decline. Additionally, this growth has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 109 full-time employees at December 31, 2004 to 168 full-time employees at December 31, 2005. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel, as well as international employees. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization. If we are unable to effectively manage our growth, our business and operating results could be adversely affected.

OUR BUSINESS MAY SUFFER IF IT IS ALLEGED OR FOUND THAT WE HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     In the course of our business, we receive notices third parties may claiming that we are infringing upon their intellectual property rights. We evaluate the validity of the claims and determine whether we will negotiate licenses to use the technology. Even if we believe that the claims are without merit, responding to such claims can be time consuming, result in costly litigation, divert management's attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

     In addition, certain products or technologies developed by us, including for example the Linux-based products, may incorporate so-called "open source" software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software may be restricted as a result of using such open source software because, among other reasons:

     o open source license terms may be ambiguous and may result in being subject to unanticipated obligations regarding our products and technologies;
     o competitors may have improved access to information that may help them develop competitive products;
     o    open source software cannot be protected under trade secret law; and
     o it may be difficult for us to accurately determine the origin of the open source code and whether the open source software in fact infringes third party intellectual property rights.

THIN CLIENT DEVICE PRODUCTS, LIKE PERSONAL COMPUTERS, ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE DUE TO CHANGING OPERATING SYSTEM SOFTWARE AND NETWORK HARDWARE AND SOFTWARE CONFIGURATIONS, AND OUR PRODUCTS COULD BE RENDERED OBSOLETE BY NEW TECHNOLOGIES.

     The PC market is characterized by rapid technological change, frequent new product introductions, uncertain product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

WE MAY NOT BE ABLE TO PRESERVE THE VALUE OF OUR PRODUCTS' INTELLECTUAL PROPERTY BECAUSE OTHER VENDORS COULD CHALLENGE OUR INTELLECTUAL PROPERTY RIGHTS.

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

WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE AGAINST PC AND THIN CLIENT PROVIDERS AS A RESULT OF THEIR GREATER FINANCIAL RESOURCES AND BRAND AWARENESS.

     In the desktop PC market, we face significant competition from makers of traditional personal computers, many of which are larger companies that have greater name recognition than we have. In addition, we face significant competition from thin client providers, including Hewlett Packard, Wyse Technology and other, smaller companies. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share. Our strategy to seek to increase our share of the overall PC market by targeting our core markets may create increased pressure, including pricing pressure, on certain of our thin client device products. While we believe that this will enable us to increase our revenues, there is no assurance that we will be successful in this approach. In fact, our implementation of this strategy may result in reductions in gross and operating margins as we compete to attract business. Our inability to successfully implement this strategy could have an adverse impact on our revenues.

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

IN ORDER TO CONTINUE TO GROW OUR REVENUES, WE MAY NEED TO HIRE ADDITIONAL EXECUTIVES AND PERSONNEL.

     In order to continue to develop and market our line of thin client devices, we may need to hire additional executives and other personnel. Competition for employees is significant and we may experience difficulty in attracting qualified people.

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

WE RELY ON THE SERVICES OF CERTAIN KEY PERSONNEL, AND THOSE PERSONS' KNOWLEDGE OF OUR BUSINESS AND TECHNICAL EXPERTISE WOULD BE DIFFICULT TO REPLACE.

     Our products, technologies and operations are complex and we are substantially dependent upon the continued service of our existing personnel. The loss of any of our key employees could adversely affect our business and profits and slow our product development processes. We generally do not have employment contracts, including non-competition agreements, with our key employees. Further, we do not maintain key person life insurance on any of our employees.

IF WE DETERMINE THAT ANY OF OUR GOODWILL OR INTANGIBLE ASSETS, INCLUDING TECHNOLOGY PURCHASED IN ACQUISITIONS, ARE IMPAIRED, WE WOULD BE REQUIRED TO TAKE A CHARGE TO EARNINGS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of December 31, 2005, we had $42.9 million of goodwill and $13.8 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

WE MAY REPATRIATE CASH FROM OUR FOREIGN SUBSIDIARIES, WHICH COULD RESULT IN ADDITIONAL INCOME TAXES THAT COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND FINANCIAL POSITION. IN ADDITION, IF FOREIGN COUNTRIES' CURRENCY POLICIES LIMIT OUR ABILITY TO REPATRIATE THE NEEDED FUNDS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY IMPACTED.

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

     Although we have generated operating profits in the past several fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses are expected to increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy and our planned investment in continuing to commercialize the technologies we have acquired. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

     We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Microsoft provides Windows to us, and we do not have access to the source code for certain versions of the Windows operating system. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if we are unable to license these operating systems on favorable terms, or at all our operations may suffer.

BECAUSE SOME OF OUR PRODUCTS USE LINUX AS THEIR OPERATING SYSTEM AS WELL AS OTHER OPEN SOURCE TECHNOLOGIES, THE FAILURE OF OPEN SOURCE DEVELOPERS TO ENHANCE AND DEVELOP OPEN SOURCE SOFTWARE THAT WE USE COULD IMPAIR OUR ABILITY TO RELEASE NEW PRODUCTS AND MAINTAIN MARKET SHARE.

     We may not be able to release new products on a timely basis because some of our products use Linux as their operating system and include other open source software. Much of the open source software we use is maintained by third parties. If this group of developers fails to further develop the software, we would have to either rely on other parties to further develop this software or develop it ourselves, which would increase our costs and slow our development efforts.

IF OUR CONTRACTS WITH CITRIX AND OTHER VENDORS OF SOFTWARE APPLICATIONS WERE TERMINATED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

     Our thin client devices include our own software, plus software from other companies. We depend on third-party suppliers to provide us with key software applications in connection with our business. If such contracts and relationships were terminated, our revenues would be negatively affected.

UNFORESEEN ENVIRONMENTAL COSTS COULD IMPACT OUR FUTURE EARNINGS.

     The European Union ("EU") has adopted a directive to facilitate the recycling of electrical and electronic equipment sold in the EU. The Waste Electrical and Electronic Equipment ("WEEE") directive directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. As a result of these obligations, our product distribution costs may increase and may adversely impact our financial condition. We are currently evaluating the impact of these directives. Similar legislation has been or may be proposed or enacted in other areas, including in the United States and China, the cumulative impact of which could be significant if we are unable to recover our costs to comply with these laws in the price of our products.

RECENT AND PROPOSED REGULATIONS RELATED TO EQUITY COMPENSATION COULD ADVERSELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL AND AFFECT OUR OPERATING RESULTS.

     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2006 and it had a material impact on our financial statements. In addition, rules implemented by The NASDAQ National Market requiring stockholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these regulations, it may be more difficult or expensive for us to grant options to employees, we will incur increased cash compensation costs, and we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

IN THE EVENT WE ARE UNABLE TO SATISFY REGULATORY REQUIREMENTS RELATING TO INTERNAL CONTROL OVER FINANCIAL REPORTING, OR IF THESE INTERNAL CONTROLS ARE NOT EFFECTIVE, OUR BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

     The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have recently completed our evaluation of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. As a result, we have incurred additional expenses and diversion of management's time, which has materially increased our operating expenses and accordingly reduced our net income. While our evaluation resulted in our conclusion that as of June 30, 2005 our internal control over financial reporting was effective, we cannot be certain as to the outcome of our testing in future periods. If our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm's interpretation of the requirements, rules or regulations are different than ours in the future, then they may decline to attest to management's assessment or issue an adverse opinion on management's assessment and/or our internal control over financial reporting. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

ERRORS IN OUR PRODUCTS COULD HARM OUR BUSINESS AND OUR OPERATING RESULTS.

     Because our software and thin client device products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:

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

     Moreover, because our products are used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims and, from time-to-time, we enter into contractual arrangements under which we agree to indemnify a customer for certain losses it may incur. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, could seriously damage our reputation and our business.

OUR STOCK PRICE CAN BE VOLATILE.

     Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as: quarterly increases or decreases in our revenues or earnings, changes in revenues or earnings estimates or publication of research reports by analysts; speculation in the investment community about, or actual changes in, our executive team, our financial condition or results of operations and changes in revenue or earnings estimates; the announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectation to grow the company organically and through acquisitions; our expectations regarding gross margins, selling and marketing expenses, research and development expenses, general and administrative expenses and our effective tax rate for fiscal 2006; our acquisition of businesses and technologies; future strategic partnerships; our expectation of stock-based compensation for the balance of fiscal 2006; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities under our $100 million shelf registration. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, Lenovo and other partners, the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified executive and other personnel, the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate completed and future acquisitions, including the Maxspeed acquisition, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

     As of December 31, 2005 and June 30, 2005, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

     We have operations in the United Kingdom, Germany, France, Austria, Sweden, Australia and China that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities' statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. Additionally, we have investments in each of these countries for which we recognize unrealized gains and losses through other comprehensive income within stockholders' equity for foreign currency fluctuations.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2005 (the "Evaluation Date"). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

     There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 1, 2005, we held our Annual Meeting of Stockholders. The stockholders voted to elect seven members to the Board of Directors, to amend our Certificate of Incorporation to change our name to Neoware, Inc. and to ratify the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

     Elected to the Board of Directors were Michael G. Kantrowitz (14,724,627 shares voted for election and 494,348 shares were withheld), John M. Ryan (14,804,840 shares voted for election and 414,135 shares were withheld), Christopher G. McCann (14,732,233 shares voted for election and 486,752 shares were withheld), John P. Kirwin, III (14,804,840 shares voted for election and 414,135 shares were withheld), David D. Gathman (14,935,963 shares voted for election and 283,012 shares were withheld), Klaus P. Besier (14,932,773 shares voted for election and 286,202 shares were withheld), and Dennis Flanagan (14,930,123 shares voted for election and 288,852 shares were withheld).

     The proposal to amend our certificate of incorporation to change our name to Neoware, Inc. was approved, with 15,153,935 shares voting in favor, 58,340 shares voting against and 6,700 shares abstaining.

     The proposal to select KPMG LLP as the Company's independent registered public accounting firm was ratified, with 15,022,321 shares voting in favor of ratification, 19,660 shares voting against ratification and 176,994 shares abstaining.

ITEM 5.   OTHER INFORMATION

     As reported in our preliminary and definitive proxy statements for our Annual Meeting of Stockholders held on December 1, 2005, on October 18, 2005, to reflect the increase in the workload and responsibilities of our directors as a result of recent legislation and to offer competitive compensation in order to attract qualified directors, the Board of Directors approved the following changes effective as of January 1, 2006 with respect to the cash compensation of non-employee directors: all non-employee members of the Board will receive an annual fee of $7,500 for services as a member of the Board, the chairman of the Audit Committee will receive an annual fee of $5,000, and the chairmen of the Compensation and Stock Option Committee and the Governance and Nominating Committee each will receive an annual fee of $1,500, each for his services as chairman in addition to the applicable meeting fees.

     In connection with the merger of Maxspeed and our wholly owned subsidiary, on November 16, 2005, we entered into an employment agreement with Wei Ching, the former President of Maxspeed and our Executive Vice President, Asia Pacific. The agreement provides for an initial annual salary of $216,320 and an annual bonus of up to 50% of his base salary based on achievement of business milestones and personal objectives. In addition, Neoware agreed to grant to Mr. Ching stock options to purchase 100,000 shares of our common stock, having a term of 10 years, vesting in four equal annual installments commencing one year after grant and having an exercise price equal to the closing sales price of the common stock on the date of grant. Under the agreement, if Mr. Ching's employment is terminated by Neoware during the first 24 months of the agreement for any reason other than Mr. Ching's death, disability or for cause, Mr. Ching will be entitled to his current annual base salary and health benefits for a period of 12 months. The Company has also agreed that in the event of a change in control of the Company, if Mr. Ching is not offered a comparable position or if he is offered employment in any other capacity and he does not accept such other position that he is offered, he is entitled to payment equal to his base salary for one year, an amount equal to the average of his annual bonus over the prior three years, Neoware's portion of COBRA costs for one year and the acceleration of vesting of all outstanding options. In the event that Mr. Ching is offered a comparable position following a change in control, or he accepts employment in any other capacity offered by the acquirer, Mr. Ching will be entitled to receive the economic benefits of the vesting of any outstanding stock options one year after the change in control, provided that he is still working for Neoware or the acquirer at that time. The agreement also contains a non-solicitation agreement by Mr. Ching during the term of the agreement and for one year after termination of his employment.

ITEM 6.   EXHIBITS

     The following exhibits are being filed as part of this quarterly report on Form 10-Q:

     EXHIBIT
     NUMBERS      DESCRIPTION
     -------      -----------
     10.1+        Employment Agreement between the Company and Wei Ching dated November 16, 2005.

     31.1         Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of
                  Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2         Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of
                  Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1         Certification  of Michael  Kantrowitz  as  Chairman,  President  and Chief  Executive  Officer of
                  Neoware, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2         Certification  Keith D.  Schneck as  Executive  Vice  President  and Chief  Financial  Officer of
                  Neoware, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


------------------------------

+        Management contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                            NEOWARE, INC.



Date:  February 7, 2006     By: /s/ MICHAEL KANTROWITZ
                            --------------------------
                            Michael Kantrowitz
                            Chairman, President and Chief Executive Officer



Date:  February 7, 2006     By: /s/ KEITH D. SCHNECK
                            ------------------------
                            Keith D. Schneck
                            Executive Vice President and Chief Financial Officer