Form 10-Q
period 2006-03-31
NEOWARE INC
filed 2006-05-03
CIK 894743

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------


(Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Yes  |_|     No  |X|

As of April 28, 2006, there were 19,800,745 outstanding shares of the Registrant's Common Stock.

================================================================================

                                                  NEOWARE, INC.

                                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                      ---------
Item 1.         Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005             3

                Consolidated Statements of Operations for the Three and Nine Months Ended
                   March 31, 2006 and 2005                                                               4

                Consolidated Statements of Cash Flows for the Nine Months Ended
                   March 31, 2006 and 2005                                                               5

                Notes to Consolidated Financial Statements                                               6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.                                                                16

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                               37

Item 4.         Controls and Procedures                                                                  37


PART II.        OTHER INFORMATION

Item 6.         Exhibits                                                                                 37

Signatures                                                                                               38

                                  NEOWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                 MARCH 31,               JUNE 30,
                           ASSETS                                  2006                   2005
                                                               -------------          -------------
 Current assets:
     Cash and cash equivalents                                 $      82,428          $       8,285
     Short-term investments                                           28,813                 34,874
     Accounts receivable, net                                         22,233                 17,165
     Inventories                                                       6,125                  3,051
     Prepaid expenses and other                                        2,332                  2,627
     Deferred income taxes                                             1,015                  1,015
                                                               -------------          -------------
        Total current assets                                         142,946                 67,017

  Goodwill                                                            43,642                 31,223
  Intangibles, net                                                    12,954                  9,386
  Other                                                                  546                     --
  Property and equipment, net                                          1,630                    416
                                                               -------------          -------------
                                                               $     201,718          $     108,042
                                                               =============          =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                          $      12,538          $       8,408
     Accrued compensation and benefits                                 2,830                  2,018
     Restructuring reserve                                             1,012                     --
     Income taxes payable                                                 --                  2,290
     Other accrued expenses                                            3,748                  3,166
     Deferred revenue                                                    983                    734
                                                               -------------          -------------
        Total current liabilities                                     21,111                 16,616

  Deferred income taxes                                                2,841                  1,151
  Deferred revenue                                                       285                    306
                                                               -------------          -------------
        Total liabilities                                             24,237                 18,073
                                                               -------------          -------------


  Stockholders' equity:
     Preferred stock                                                       -                      -
     Common stock                                                         20                     16
     Additional paid-in capital                                      155,856                 74,577
     Treasury stock, 100,000 shares at cost                             (100)                  (100)
     Accumulated other comprehensive income (loss)                      (349)                   118
     Retained earnings                                                22,054                 15,358
                                                               -------------          -------------
        Total stockholders' equity                                   177,481                 89,969
                                                               -------------          -------------
                                                               $     201,718          $     108,042
                                                               =============          =============

          See accompanying notes to consolidated financial statements.

                                  NEOWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                ---------------------------------     ------------------------------
                                                     2006              2005               2006             2005
                                                ---------------   ---------------     --------------  --------------
Net revenues                                    $        27,787   $        19,001     $       83,666  $       55,775
                                                ---------------   ---------------     --------------  --------------

Cost of revenues
    Cost of products (a)                                 15,353            10,571             47,051          31,286
    Amortization of intangibles                             338               177                913             400
                                                ---------------   ---------------     --------------  --------------
       Total cost of revenues                            15,691            10,748             47,964          31,686
                                                ---------------   ---------------     --------------  --------------

                                                ---------------   ---------------     --------------  --------------
         Gross profit                                    12,096             8,253             35,702          24,089
                                                ---------------   ---------------     --------------  --------------

Operating expenses
   Sales and marketing                                    4,295             2,806             12,864           8,664
   Research and development                               1,645               866              4,446           2,299
   General and administrative                             2,451             1,843              7,614           4,848
   Amortization of intangibles                              586               294              1,377             717
                                                ---------------   ---------------     --------------  --------------
      Total operating expenses (b)                        8,977             5,809             26,301          16,528
                                                ---------------   ---------------     --------------  --------------

         Operating income                                 3,119             2,444              9,401           7,561

Foreign exchange gain (loss)                                (12)               (7)                64            (243)
Interest income, net                                        507               241                998             594
                                                ---------------   ---------------     --------------  --------------

         Income before income taxes                       3,614             2,678             10,463           7,912

Income taxes                                              1,301               913              3,767           2,692
                                                ---------------   ---------------     --------------  --------------


Net income                                      $         2,313   $         1,765     $        6,696  $        5,220
                                                ===============   ===============     ==============  ==============

Earnings per share:
    Basic
                                                $          0.13   $          0.11     $         0.40  $         0.33
                                                ===============   ===============     ==============  ==============
    Diluted
                                                $          0.12   $          0.11     $         0.38  $         0.32
                                                ===============   ===============     ==============  ==============

Weighted average number of common
     shares outstanding:
    Basic                                                18,023            16,061             16,931          15,836
                                                ===============   ===============     ==============  ==============
    Diluted                                              18,848            16,404             17,474          16,207
                                                ===============   ===============     ==============  ==============

(a) includes stock-based compensation expense of $20 and $60 for the three and nine month ended March 31, 2006.
(b) includes stock-based compensation expense of $760 and $2,239 for the three and nine month ended March 31, 2006.



          See accompanying notes to consolidated financial statements.

                                  NEOWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                             NINE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                  -------------------------------------
                                                                                        2006                  2005
                                                                                  ----------------       --------------
Cash flows from operating activities:
   Net income                                                                      $         6,696       $        5,220
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of intangibles                                                             2,290                1,117
     Depreciation                                                                              302                  199
     Non-cash share-based compensation                                                       2,299                   --
     Tax benefit on stock option exercises                                                      --                  385
   Changes in operating assets and liabilities, net of effect from acquisitions:
     Accounts receivable                                                                    (4,239)              (3,013)
     Inventories                                                                               465               (1,523)
     Prepaid expenses and other.                                                               379                  590
     Accounts payable                                                                        3,104                 (479)
     Accrued expenses                                                                       (3,932)               2,662
     Deferred revenue                                                                          108                  292
                                                                                  ----------------       --------------
       Net cash provided by operating activities                                             7,472                5,450
                                                                                  ----------------       --------------

Cash flows from investing activities:
   Acquisition of Maxspeed, net of cash acquired                                           (12,053)                  --
   Purchase of TeleVideo thin client business                                               (3,520)                  --
   Purchase of Visara thin client business                                                  (2,107)              (3,805)
   Purchase of the ThinTune thin client business, net of cash acquired                          --              (10,119)
   Purchase of Mangrove Systems, SAS, net of cash acquired                                      --               (2,829)
   Purchases of short-term investments                                                     (26,288)             (20,233)
   Sales of short-term investments                                                          33,226               52,239
   Purchases of property and equipment                                                      (1,412)                 (90)
                                                                                  ----------------       --------------
       Net cash provided by (used in) investing activities                                 (12,154)              15,163
                                                                                  ----------------       --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of expenses                                  71,236                   --
   Exercise of stock options and warrants                                                    6,014                1,168
   Excess tax benefit related to stock options                                               1,733                   --
                                                                                  ----------------       --------------
       Net cash provided by financing activities                                            78,983                1,168
                                                                                  ----------------       --------------

Effect of foreign exchange rate changes on cash                                               (158)                 187
                                                                                  ----------------       --------------

   Increase in cash and cash equivalents                                                    74,143               21,968
Cash and cash equivalents, beginning of period                                               8,285               17,119
                                                                                  ----------------       --------------
   Cash and cash equivalents, end of period                                       $         82,428       $       39,087
                                                                                  ================       ==============

Supplemental disclosures:
    Cash paid for income taxes.                                                   $          5,226       $           60
    Issuance of common stock for purchase of Mangrove Systems, SAS                              --                1,300

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

NOTE 2.      RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 143-1, Accounting for Electronic Waste Obligations" (FSP No. 143-1), which requires an entity to recognize an asset retirement liability for its obligation to dispose of electronic equipment. FSP No. 143-1 is effective for fiscal years ending after June 8, 2005. The Company has no obligations with respect to historical waste. The European Union ("EU") has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The Waste Electrical and Electronic Equipment ("WEEE") directive requires EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. All but a few of the 25 EU member countries have transposed the directive into law but implementation in certain countries may be delayed until later in 2006. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment ("RoHS") directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. The Company is currently evaluating the impact of the RoHS directive. To date, the impact of these directives has not had a material impact on the Company's financial statements. Similar legislation has been or may be enacted in other areas, including in the United States, the cumulative impact of which could be significant in the future if the Company is unable to recover these costs in the price of its products. The Company has accrued for the estimated cost of its obligation under WEEE for equipment it sold into the EU since August 13, 2005.

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

Classification of Stock-Based Compensation Expense

     Stock-based compensation is as follows (in thousands):

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                          MARCH 31,                      MARCH 31,
                                 ----------------------------   ----------------------------
                                    2006            2005           2006            2005
                                 ------------    ------------   ------------    ------------
Cost of revenues                 $         20    $         --   $         60    $         --
Selling and marketing                     283              --            829              --
Research and development                   98              --            306              --
General and administrative                379              --          1,104              --
                                 ------------    ------------   ------------    ------------
                                 $        780    $         --   $      2,299    $         --
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

Fair Value Disclosures - Prior to SFAS No. 123R Adoption

     Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123 at the beginning of fiscal 2005, the impact would have been as follows:

                                                             THREE MONTHS       NINE MONTHS
                                                                 ENDED             ENDED
                                                               MARCH 31,          MARCH 31,
                                                                 2005              2005
                                                             -------------     --------------
Net income
   As reported                                               $       1,765     $        5,220
   Deduct:  Total stock-based employee compensation
            expense determined under the fair value
            based method for all awards, net of tax                   (762)            (2,128)
                                                             -------------     --------------
   Pro forma                                                 $       1,033     $        3,092
                                                             =============     ==============

Basic earnings per share:
   As reported                                               $        0.11     $         0.33
                                                             -------------     --------------
   Pro forma                                                 $        0.06     $         0.20
                                                             -------------     --------------
Diluted earnings per share:
   As reported                                               $        0.11     $         0.32
                                                             -------------     --------------
   Pro forma                                                 $        0.06     $         0.19
                                                             -------------     --------------

     The fair value of the Company's stock-based awards to employees during the first nine months of fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, and calculated on a daily basis.

            Expected term                                         7 years
            Expected and weighted average volatility               115 %
            Risk-free rate                                      4.0% - 4.4%

Valuation Assumptions for Options Granted during Fiscal 2006

     The fair value of each stock option granted during the first nine months of fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the following valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, and calculated on a daily basis.

            Expected term                                        5.5 years
            Expected volatility                                  82% - 100%
            Weighted average volatility                             88%
            Risk-free rate                                      3.9% - 4.8%

     The above assumptions were used to determine the weighted average per share fair value of $19.91 and $11.10 for stock options granted during the third quarter and the first nine months of fiscal 2006, respectively.

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

     In May 2005, the Company's Board of Directors approved the acceleration of the vesting of unvested stock options held by employees that had option exercise prices of greater than $14.00 per share. The Company's stock price had ranged from $6.30 to $12.23 over the previous twelve months. As a result of the acceleration, options to purchase 532,376 shares of the Company's common stock became immediately exercisable. Of these options, approximately seventy percent were scheduled to vest within the next eighteen months. The decision to accelerate vesting of these stock options was made to avoid recognizing compensation cost in the Consolidated Statements of Operations in future financial statements upon the Company's adoption of SFAS No. 123R on July 1, 2005 and because the Board believed that the incentive and retention value of these options was significantly lower than their valuation using the Black-Scholes methodology. The Company estimates that the accelerated vesting of the stock options reduced share-based compensation expense (pre-tax) by approximately $700,000 and $1.4 million in the third quarter and first nine months of fiscal 2006, respectively, based on valuation calculations using the Black Scholes methodology.

     Currently, the Company's primary type of share-based compensation consists of stock options, generally vesting over four years. The Company funds shares issued upon exercise out of available authorized shares.

     A summary of the status of the Company's stock option plans as of March 31, 2006 is presented below:

                                                                    WEIGHTED          REMAINING          INTRINSIC
                                                                    AVERAGE          CONTRACTUAL           VALUE
                                                   SHARES        EXERCISE PRICE          TERM          (IN THOUSANDS)
                                                 ------------    ---------------    ---------------    ---------------
Outstanding as of June 30, 2005                     2,253,075             $11.81
      Granted                                         431,625              15.91
      Exercised                                      (496,276)             11.13
      Terminated                                      (58,000)             10.53
                                                 ------------             ------
Outstanding as of March 31, 2006                    2,130,424              12.82                8.1            $35,791
                                                 ============             ======

Options exercisable at March 31, 2006                 915,711             $13.96                7.0            $14,338

     The total intrinsic value of options exercised for the first nine months of fiscal 2006 was $4.5 million. Upon exercise of stock options, the Company issues authorized, but unissued shares.

     As of March 31, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

     The 2004 Plan permits the Company to grant restricted stock which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, are determined by the Compensation Committee of the Board of Directors. The plan provides that restricted stock will not vest in full in less than three years if vesting is based on continued employment and in not less than one year if vesting is based on the achievement of performance criteria, other than as determined by the Committee upon a change in control or upon the participant's death or termination of service, other than for cause.

     During the first nine months of fiscal 2006, the Company granted to an employee 11,290 shares of restricted stock that vest over three years from the dates of grant. The aggregate value of the awards was $150,000 on the dates of grant. The Company is recognizing compensation expense related to this award on a straight-line basis over the vesting period. Changes in the Company's restricted stock for the first nine months of fiscal 2006 were as follows:

                                                                 WEIGHTED
                                                              AVERAGE GRANT
                                               SHARES        DATE FAIR VALUE
                                            ------------    ------------------
          Unvested as of June 30, 2005                --                $    -
            Granted                               11,290                 13.29
                                            ------------
          Unvested as of March 31, 2006           11,290                 13.29
                                            ============

NOTE 4.   BUSINESS COMBINATION

     MAXSPEED CORPORATION

     In November 2005, the Company completed the acquisition, pursuant to a merger, of Maxspeed Corporation ("Maxspeed"), a provider of thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Shanghai, China. Before taking into account Maxspeed's cash balance, the initial consideration paid by the Company was $19.1 million in cash, including transaction costs, subject to adjustment based on a final determination, to be made at Neoware's election, of Maxspeed's cash and net working capital at closing. Additionally, $1.4 million of the consideration was held back to fund restructuring costs that were identified as of the closing date. If actual restructuring costs are less than $1.4 million, the difference will be distributed to the Maxspeed shareholders. A total of $400,000 for restructuring costs have been incurred through March 31, 2006. In addition, up to $4.0 million of contingent consideration may be paid to the common shareholders of Maxspeed based upon the achievement of defined revenues through December 2006.

     The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price is not complete. A final determination of the fair values of assets acquired and liabilities assumed may change the allocation of the purchase price. The allocation of the preliminary purchase price, based on an independent valuation, as follows (in thousands).

          Cash and equivalents                                      $    7,290
          Short-term investments                                           877
          Inventory                                                      3,539
          Other assets                                                   1,516
          Customer relationships                                         2,500
          Acquired technology                                            1,100
          Non-compete agreements                                         1,100
          Goodwill                                                       8,198
          Accounts payable and accrued expenses                         (3,677)
          Deferred tax liability                                        (1,700)
          Restructuring reserve                                         (1,400)
                                                                    ----------
                                                                    $   19,343
                                                                    ==========

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

                                              NINE MONTHS ENDED
                                                  MARCH 31,
                                       ------------------------------
                                           2006              2005
                                       ------------      ------------
Total net revenue                      $     87,773      $     68,304
Net income                                    4,906             2,428
Basic earnings per share                        .29               .15
Diluted earnings per share                      .28               .15

NOTE 5.      GOODWILL AND INTANGIBLE ASSETS

     The carrying amount of goodwill was $43.6 million and $31.2 million at March 31, 2006 and June 30, 2005, respectively. Goodwill increased by $8.2 million resulting from the acquisition of Maxspeed, $2.1 million for contingent consideration paid to Visara, $2.3 million from the acquisition of TeleVideo, and decreased by $200,000 for the impact of changes in foreign exchange rates.

     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of the Company's intangible assets (in thousands):

                                                                      MARCH 31, 2006
                                                        --------------------------------------------
                                                          Gross
                                         Estimated      Carrying      Accumulated       Net Carrying
                                        useful life      Amount       Amortization         Amount
                                        ------------    --------      ------------      ------------
         Tradenames                      Indefinite     $    355      $         --      $        355
         Non-compete agreements           3-5 years        1,652               288             1,364
         Customer relationships           3-5 years        7,351             1,679             5,672
         Distributor relationships         5 years         2,325             1,962               363
         Acquired technology             5-10 years        7,120             1,920             5,200
                                                        --------      ------------      ------------
                                                        $ 18,803      $      5,849      $     12,954
                                                        ========      ============      ============


                                                                      JUNE 30, 2005
                                                        --------------------------------------------
                                                         Gross
                                         Estimated      Carrying      Accumulated       Net Carrying
                                         useful life     Amount       Amortization         Amount
                                        ------------    --------      ------------      ------------
         Tradenames                      Indefinite     $    259      $         --      $        259
         Non-compete agreements          2-5 years           551                47               504
         Customer relationships          2-5 years         3,770               843             2,927
         Distributor relationships        5 years          2,325             1,614               711
         Acquired technology            5-10 years         6,081             1,096             4,985
                                                        --------      ------------      ------------
                                                        $ 12,986      $      3,600      $      9,386
                                                        ========      ============      ============

     The amortization expense of intangible assets is set forth below (in thousands):

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 MARCH 31,                      MARCH 31,
                                        ------------------------      ------------------------------
                                            2006          2005           2006               2005
                                        ------------    --------      ------------      ------------
         Non-compete agreements         $        127    $     12      $        240      $         12
         Customer relationships                  358         178               833               369
         Distributor relationships               116         116               349               349
         Acquired technologies                   323         165               868               387
                                        ------------    --------      ------------      ------------
                                        $        924    $    471      $      2,290      $      1,117
                                        ============    ========      ============      ============

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

     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense) (in thousands):

                                                        FUTURE
             YEAR ENDING JUNE 30,                   AMORTIZATION
             ----------------------------           ------------
             Remainder of fiscal 2006               $        938
             2007                                          3,481
             2008                                          3,206
             2009                                          2,830
             2010                                          1,741
             2011 through 2012                               403
                                                    ------------
                                                    $     12,599
                                                    ============

NOTE 6.      COMPREHENSIVE INCOME

     Excluding net income, the Company's sources of other comprehensive income
(loss) are unrealized gains and losses relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (in thousands):

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             MARCH 31,               MARCH 31,
                                                    ------------------------    -------------------
                                                        2006         2005         2006       2005
                                                    ------------   ---------    --------   --------
   Net income                                       $      2,313   $   1,765    $  6,696   $  5,220
     Foreign currency translation adjustment                 306        (312)       (467)       543
                                                    ------------   ---------    --------   --------
   Comprehensive income                             $      2,619   $   1,453    $  6,229   $  5,763
                                                    ============   =========    ========   ========

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

NOTE 8.      MAJOR CUSTOMERS AND DEPENDENCE ON SUPPLIERS

     The following table sets forth sales to customers comprising 10% or more of the Company's net revenue and accounts receivable balances:

                                             THREE MONTHS ENDED                  NINE MONTH ENDED
                                                  MARCH 31,                          MARCH 31,
                                      ---------------------------------- ----------------------------------
                                           2006              2005             2006              2005
                                      ---------------- ----------------- ---------------- -----------------
     Net revenues
       Lenovo                                      18%                *               18%                *
       IBM                                          *                16%               *                18%
       North American distributor                   *                11%               *                11%


                                         MARCH 31,         JUNE 30,
                                           2006              2005
                                      ---------------- -----------------
     Accounts receivable
       Lenovo                                      15%               18%

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

    IBM, Lenovo and the Company's distributors resell the Company's products to individual resellers and end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from period to period. In addition to the Company's direct sales to IBM and Lenovo, IBM, Lenovo and their resellers can purchase the Company's products through distributors. Furthermore, IBM and Lenovo can influence an end-user's decision to purchase the Company's products even though the end-user may not purchase the Company's products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, the Company believes that these sales are significant and can vary significantly from quarter to quarter.

     The following table sets forth geographic segments comprising 10% or more of the Company's net revenues. Net revenues are derived based on the location of the Company's primary selling activities with its customers:

                                             THREE MONTHS ENDED                  NINE MONTH ENDED
                                                  MARCH 31,                          MARCH 31,
                                      ---------------------------------- ----------------------------------
                                           2006              2005             2006              2005
                                      ---------------- ----------------- ---------------- -----------------
     Net revenues
       Europe, the Middle East and Africa          34%               42%              29%              36%
       United Kingdom                              10%               17%               *               14%

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

NOTE 9.      INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

                                                       MARCH 31,            JUNE 30,
                                                         2006                 2005
                                                     -------------       ---------------
Purchased components and subassemblies               $       3,426       $           417
Finished goods                                               2,699                 2,634
                                                     -------------       ---------------
                                                     $       6,125       $         3,051
                                                     =============       ===============

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

NOTE 12.     SALES OF COMMON STOCK

    In February 2006, the Company sold 3,000,000 shares of its common stock at a public offering price of $25.25 per share. Net proceeds to the Company were $71.2 million after transaction costs. The Company intends to use the net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

NOTE 13.     EARNINGS PER SHARE

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

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 MARCH 31,                            MARCH 31,
                                                        -----------------------------        --------------------------
                                                           2006             2005                2006            2005
                                                        ----------       ------------        -----------     ----------
Net income                                              $    2,313       $      1,765        $     6,696     $    5,220
                                                        ==========       ============        ===========     ==========

Weighted average shares outstanding:
   Basic                                                    18,023             16,061             16,931         15,836
   Effect of dilutive employee stock options                   825                330                543            358
   Effect of dilutive warrants                                  --                 13                 --             13
                                                        ----------       ------------        -----------     ----------
   Diluted                                                  18,848             16,404             17,474         16,207
                                                        ==========       ============        ===========     ==========

Earnings per common share:
   Basic                                                $     0.13       $       0.11        $      0.40     $     0.33
                                                        ==========       ============        ===========     ==========
   Diluted                                              $     0.12       $       0.11        $      0.38     $     0.32
                                                        ==========       ============        ===========     ==========

     The following table sets forth the common shares issuable upon exercise of stock options that were excluded from the dilutive earnings per share computations (in thousands):

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 31,                            MARCH 31,
                                                   -----------------------------        ----------------------------
                                                       2006            2005                2006            2005
                                                   -------------    ------------        ------------    ------------
Employee stock options                                        23           1,171                 115           1,327
                                                   =============    ============        ============    ============

NOTE 14.     GUARANTEES

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

     The changes in the Company's warranty liability, which is included in other accrued expenses, during the first nine months of fiscal 2006 are as follows (in thousands):

Accrued warranty cost at June 30, 2005                                 $ 896
    Expense incurred                                                    (364)
    Provisions for warranties                                            414
    Warranty obligation assumed in Maxspeed acquisition                  291
                                                                  ----------
Accrued warranty cost at March 31, 2006                           $    1,237
                                                                  ==========

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

     In October 2005, we acquired the thin client business of TeleVideo, Inc., located in the United States, including a trademark license, product brands, customer lists, customer contracts and non-competition agreements.

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

     FINANCIAL HIGHLIGHTS

     Net revenue, gross profit margin and earnings per share are key measurements of our financial results. For the third quarter of fiscal 2006, net revenue was $27.8 million, an increase of 46% from the same period in fiscal 2005. Gross profit margins were 44% in the third quarter of fiscal 2006, compared to 43% in the same period in fiscal 2005. Diluted earnings per share were $0.12 in the third quarter of fiscal 2006, compared to $0.11 in the same period in fiscal 2005, as a result of increased earnings from revenue growth and improved profit margins offset by increased operating expenses, including added staff to support our geographic expansion, added costs associated with the businesses we acquired, added costs related to operating a more complex business, added cost of increased amortization and stock-based compensation expense as well as a larger number of fully diluted shares. Stock-based compensation expense included in these results was $20,000 in cost of products sold and $760,000 in operating expense for the three months ended March 31, 2006, the amortization of intangibles was $924,000 and $471,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

     For the first nine months of fiscal 2006, net revenue was $83.7 million, an increase of 50% from the same period in fiscal 2005. Gross profit margins were 43% in the first nine months of fiscal 2006 and fiscal 2005. Diluted earnings per share were $0.38 in the first nine months of fiscal 2006, compared to $0.32 in the same period in fiscal 2005. Stock-based compensation expense included in these results was $60,000 in cost of products sold and $2.2 million in operating expense for the nine months ended March 31, 2006, and amortization of intangibles was $2.3 million and $1.1 million for the nine months ended
March 31, 2006 and March 31, 2005, respectively.

     As of March 31, 2006, our cash, cash equivalents and short-term investments were $111.2 million, compared to $43.2 million at June 30, 2005. The increase resulted from the net proceeds from the public offering of our common stock in February 2006 and the exercise of stock options and operating cash flows, partially offset by cash used for acquisitions. We have potential earnout obligations of up to $7.3 million as a result of the acquisitions that we have completed. Generally, these earnouts are based on achieved levels of revenue during the four quarters after we complete a transaction.

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

     We have not recorded an impairment loss on goodwill or other long-lived assets. At March 31, 2006, goodwill and intangible assets were $43.6 million and $13.0 million, respectively. A decrease in the fair value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets. There were no impairment indicators at March 31, 2006.

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

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of July 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

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

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      MARCH 31,                       MARCH 31,
                                             ----------------------------   ----------------------------
                                                 2006           2005           2006            2005
                                             -----------    -------------   ------------    ------------
        Cost of revenues                     $        20    $          --   $         60    $         --
        Selling and marketing                        283               --            829              --
        Research and development                      98               --            306              --
        General and administrative                   379               --          1,104              --
                                             -----------    -------------   ------------    ------------
                                             $       780    $          --   $      2,299    $         --
                                             ============   =============   ============     ===========

     We expect stock-based compensation expense to be approximately $750,000 for the fourth quarter of fiscal 2006 before income taxes, although this amount may increase if we hire additional executives or a significant number of other additional employees and grant options to them. Such amount may also change as a result of additional grants to existing employees, forfeitures or differences between actual and estimated forfeitures, modifications or other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal and U.K. tax laws, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes.

     For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.

RESULTS OF OPERATIONS

NET REVENUES (in thousands):

                                    THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         MARCH 31,                                    MARCH 31,
                              -------------------------------               ------------------------------
                                   2006            2005         % CHANGE         2006           2005        % CHANGE
                              --------------- --------------- ------------  -------------- --------------- -----------
 Net revenues                  $    27,787      $  19,001          46 %      $   83,666      $  55,775          50 %

     We derive revenues primarily from the sale of thin client devices, which include a device and related software and services. The increase in net revenues in the third quarter and the first nine months of fiscal 2006 is substantially due to the following factors:

     o  An increase in market acceptance of thin client computing.
     o  An increase in our market share.
     o  Significant initial sales of our new Neoware e900 thin client.
     o An increase in our customer base from our selling and marketing activities.
     o  An increase in sales to large enterprise customers.
     o  An increase in our business with IBM and Lenovo.
     o  Revenues as a result of acquisitions

     The following table sets forth sales to customers comprising 10% or more of our net revenue:

                                             THREE MONTHS ENDED                  NINE MONTH ENDED
                                                  MARCH 31,                          MARCH 31,
                                      ---------------------------------- ----------------------------------
                                           2006              2005             2006              2005
                                      ---------------- ----------------- ---------------- -----------------
     Net revenues
       Lenovo                                      18%                 *             18%              *
       IBM                                          *                 16%             *              18%
       North American distributor                   *                 11%             *              11%

     (*) Amounts do not exceed 10% for such period

     Revenues from Europe, the Middle East and Africa ("EMEA"), based on the location of our customers, were as follows (in thousands):

                                 THREE MONTHS ENDED                            NINE MONTHS ENDED
                                      MARCH 31,                                    MARCH 31,
                              ------------------------                         ----------------------        %
                                 2006          2005        % CHANGE            2006           2005         CHANGE
                              ---------      ---------     --------         ----------      ---------     --------
EMEA revenues                 $   9,341      $   8,019        16%           $   24,391      $  19,873        23%
Percentage of net revenues           34%            42%                             29%            36%

Revenue from EMEA grew 16% and 23% in the three and nine months ended March 31, 2006, respectively, compared to the same periods in the prior fiscal year. Revenues from EMEA declined as a percentage of net revenues in the three and nine months ended March 31, 2006 compared to the same periods in the prior fiscal year periods due to higher revenue growth in the United States, primarily as a result of an increase in sales to large enterprise customers in the United States.

COST OF REVENUES AND GROSS PROFIT MARGIN (in thousands):

                                  THREE MONTHS ENDED                             NINE MONTHS ENDED
                                         MARCH 31,                                    MARCH 31,
                              -------------------------------               ------------------------------     %
                                   2006            2005         % CHANGE         2006           2005         CHANGE
                              --------------- --------------- ------------  -----------      ---------    ----------
   Cost of products            $    15,353      $  10,571           45%      $  47,051      $  31,286          50%
   Amortization of intangibles         338            177           91%            913            400         128%
                                ----------       ---------    -----------    ---------      ---------     -------
     Total cost of revenues         15,691         10,748           46%         47,964         31,686          51%
                                ==========       =========                   =========       ========
     Gross profit margin                44%            43%                          43%            43%

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

     The increase in cost of revenues on a dollar basis in the third quarter and first nine months of fiscal 2006 over the comparable period in fiscal 2005 is primarily the result of sales growth and, to a lesser extent, to increased cost of transportation, increased amortization of intangibles related to acquisitions completed in fiscal 2005 and in the recent quarter and increases in inventory and warranty reserves due to higher sales volume.

     We continue to benefit from manufacturing efficiencies and component cost reductions of our outsourced supply chain model. This model depends on high volume production of our thin client device products using components and supply chain techniques commonly used in personal computers.

     The percentage gross profit margin in the first nine months of fiscal 2006 was impacted by significant sales of the new Neoware e900 thin client devices in the first quarter of fiscal 2006, which carries higher average selling prices, higher average profit dollars per device sold, and lower percentage gross margins of approximately 22%.

     Gross margins are expected to fluctuate in the future due to changes in product mix, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client devices and software, and changes in the cost of thin client devices, flash memory, DRAM and other components.

SELLING AND MARKETING (in thousands):

                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          MARCH 31,                                  MARCH 31,
                               -------------------------------             ----------------------------
                                    2006             2005       % CHANGE        2006            2005       % CHANGE
                               ---------------  -------------------------- --------------- -----------    ----------
 Selling and marketing          $     4,295      $    2,806         53%     $  12,864      $    8,664         48%
 As a percentage of revenue              15%             15%                       15%             16%

     Selling and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, and other costs associated with our sales and marketing efforts, as well as stock-based compensation expense commencing in the first quarter of fiscal 2006. The increase in sales and marketing expense in the third quarter and first nine months of fiscal 2006 compared to the same periods in fiscal 2005 is primarily the result of an increase in headcount in the following areas: our enterprise sales organization in the United States, expansion of our sales organization in Europe, and the addition of salespeople and presales support personnel in the U.S., Europe and China as a result of our acquisitions of Mangrove, Qualystem, Thintune, Televideo and Maxspeed. In addition, we increased our marketing personnel, including senior management, increased spending on marketing initiatives designed to attract new customers, recorded increased amortization of intangibles as a result of new acquisitions, and recorded stock-based compensation commencing in the first quarter of fiscal 2006. Selling and marketing expenses included stock-based compensation expense of $283,000 and $829,000 in the third quarter and first nine months of fiscal 2006, respectively. We expect selling and marketing expenses to increase in absolute dollars in fiscal 2006, but to remain in approximately the same range as fiscal 2005 as a percentage of revenues assuming revenues continue to grow on a year over year basis in line with our estimates. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

RESEARCH AND DEVELOPMENT (in thousands):

                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                          MARCH 31,                                  MARCH 31,
                               -------------------------------             ------------------------------
                                    2006             2005       % CHANGE        2006            2005       % CHANGE
                               ---------------  -------------- ------------ -------------   -----------  ---------------
 Research and development       $     1,645      $      866         90%     $   4,446      $    2,299         93%
 As a percentage of revenue               6%              5%                         5%              4%

     Research and development expenses consist primarily of salaries, related benefits, other engineering related costs, and stock-based compensation expense commencing in the first quarter of fiscal 2006. The increase in research and development expense in the third quarter and first nine months of fiscal 2006 compared to the same period in fiscal 2005 is primarily the result of an increase in staff levels as a result of our strategy to establish integration and development centers in major markets around the world. Prior to December 2004, our development personnel were located only in the United States and the United Kingdom. During calendar 2005, primarily as a result of acquisitions, we significantly increased our headcount dedicated to the development of our products, with personnel now located in the United States, the United Kingdom, Austria, China, France, and under contract, in India. In addition, stock-based compensation expense, which commenced in the first quarter of fiscal 2006, was $98,000 and $306,000 in the third quarter and first nine months of fiscal 2006, respectively. We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars in fiscal 2006, but to remain relatively constant as percentage of revenues assuming revenues continue to grow on a year over year basis in line with our estimates.

GENERAL AND ADMINISTRATIVE (in thousands):

                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                          MARCH 31,                                  MARCH 31,
                               -------------------------------             ------------------------------
                                    2006             2005       % CHANGE        2006            2005       % CHANGE
                               ---------------  ------------ -------------- ------------   ------------  ------------
 General and administrative     $     2,451      $    1,843         33%     $   7,614      $    4,848        57%
 As a percentage of revenue               9%             10%                        9%              9%

     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the obligations of a public company and fees for legal, audit and tax services, and stock-based compensation expense commencing in the first quarter of fiscal 2006. The increase in general and administrative expenses in the third quarter and first nine months of fiscal 2006 compared to the same periods in fiscal 2005 is primarily the result of an increase in staffing levels as a result of the increased complexity of our business, including our significant international expansion during calendar 2005, increases in compensation levels, including incentive compensation, based on financial results, added costs for legal, accounting and compliance activities associated with audit and tax and the cost of stock-based compensation,. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions as a result of the growth of our business. Stock-based compensation expense was $379,000 and $1,104,000 in the third quarter and first nine months of fiscal 2006, respectively. We expect general and administrative expenses to increase in absolute dollars in fiscal 2006, but to remain in the same range or to decline slightly as a percentage of revenues assuming revenues continue to grow on a year over year basis in line with our estimates.

INCOME TAXES (in thousands):

                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          MARCH 31,                                  MARCH 31,
                               -------------------------------             ------------------------------
                                    2006             2005       % CHANGE        2006            2005       % CHANGE
                               ---------------  ------------- ------------- --------------- ------------ --------------
 Income taxes                   $     1,301      $      913         42%     $   3,767      $    2,692        40%
 Effective tax rate                      36%             34%                        36%             34%

     Our effective tax rate in the third quarter and first nine months of fiscal 2006 differed from the combined federal and state statutory rates due primarily to the non-deductible portion of stock-based compensation expense associated with incentive stock options commencing in the first quarter of fiscal 2006, partially offset by the tax benefit from the Extraterritorial Income Exclusion ("EIE"). The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income. In the third quarter and first nine months of fiscal 2006 we also benefited to a lesser extent from foreign income taxes in lower tax rate countries.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, we had net working capital of $121.8 million compared to $50.4 million at June 30, 2005. Our principal sources of liquidity include $111.2 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the first quarter of fiscal 2006.

     Cash and cash equivalents increased by $74.1 million during the first nine months of fiscal 2006, primarily as a result of the net proceeds of approximately $71.2 million from the public offering of our common stock, positive operating cash flows of $7.7 million, the exercise of stock options and related tax benefits, which totaled $7.5 million, and the net purchase and sale of short term investments, which resulted in a net increase in cash of $6.8 million, offset by cash paid for acquisitions of $17.7 million and purchases of property and equipment of $1.4 million. In February 2006, we completed an underwritten public offering of 3,000,000 shares of our common stock at a public offering price of $25.25 per share pursuant to our shelf registration statement. Remaining availability under the shelf registration statement is approximately $24 million. We have potential earnout obligations in connection with recently completed transactions totaling $7.3 million. Generally, these earnouts are based on achieved levels of revenue during the twelve months subsequent to completion of the transaction.

     CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

     Cash flows provided by operations in the nine months ended March 31, 2006 were $7.5 million primarily as the result of net income of $6.7 million, adjusted for, among other items, depreciation of $302,000, amortization of intangibles of $2.3 million and stock-based compensation of $2.3 million, an $465,000 decrease in non-acquired inventory, a $4.2 million increase in accounts receivable, due to increased revenue, and a net $400,000 offset related to other working capital items

     Cash flow provided by operations in the nine months ended March 31, 2005 were $5.5 million primarily as the result of net income of $5.2 million, adjusted for, among other items, non-cash charges including depreciation of $199,000, amortization of intangibles of $1.1 million, a tax benefit of $385,000 relating to stock option exercises and a $2.7 million increase in accrued expenses, which was offset by an increase in accounts receivable of $3.0 million resulting from increased sales, and an increase in inventory of $1.5 million due primarily to inventory purchases made in advance of our contractual requirements.

     CASH FLOWS USED IN INVESTING ACTIVITIES: The cash out flows from investing activities in the first nine months of fiscal 2006 include the acquisition of businesses, which totaled $17.7 million compared to $16.8 million in the first nine months of fiscal 2005. We typically engage in purchases and sales of short-term investments depending on investment rate of returns compared to returns generated on our cash balances. Such purchases and sales totaled net sales of $6.9 million and $32.0 million in the first nine month of fiscal 2006 and 2005, respectively.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES: The cash in flows from financing activities in the first nine months of fiscal 2006 totaled $79.0 million and were primarily the result of net proceeds of approximately $71.2 million from our public offering of our common stock and the exercise of employee stock options and related tax benefits of $7.7 million.

     CONTRACTUAL OBLIGATIONS
     The following is a summary of our contractual obligations as of March 31, 2006 (in thousands):

                                                       2006 AND        2008 AND        2010 AND          2012 AND
                                         TOTAL           2007            2009            2011           THEREAFTER
                                     -------------------------------------------------------------- ----------------
 Product purchase obligations         $     13,653  $      13,653 $            --   $           --   $           --
 Operating leases                            3,593            985           1,241              784              583
 Other purchase obligations                    526            526              --               --               --
                                      ------------  -------------  --------------   --------------   --------------
                                      $     17,772  $      15,164 $         1,241   $          784  $           583
                                      ============  =============  ==============   ==============   ==============

     The above table excludes up to $7.3 million in potential amounts payable under contractual earnouts related to our recent acquisitions and up to $1.0 million of contingent amounts payable pursuant to arrangements with executive officers and other senior managers which provide for severance obligations in the event of a change in control.

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

     As a result of our alliances with IBM and Lenovo, we rely on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for 18% of our net sales during the first nine months of fiscal 2006 and sales to IBM were 18% of our net sales during the first nine months of fiscal 2005, respectively. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user's decisions to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, we believe that these sales could be significant and can vary significantly from quarter to quarter.

IF WE ARE UNABLE TO CONTINUE GENERATING SUBSTANTIAL REVENUES FROM INTERNATIONAL SALES AND EFFECTIVELY MANAGING OUR INTERNATIONAL OPERATIONS OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA), and we recently began marketing and selling activities in China and other parts of Asia. Our EMEA activities accounted for approximately 29% of revenues for the first nine months of fiscal 2006. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening Dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.

     Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us, such as the Foreign Corrupt Practices Act, and any violations of such laws by our employees or contractors could have a material adverse effect on our business. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, our future results could be adversely affected by difficulties in staffing, and coordinating communications among and managing our international operations, which have significantly expanded and become more complex as a result of the European acquisitions completed in the third and fourth quarters of fiscal 2005.

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

     Since June 2001, we have completed ten acquisitions and entered into alliances with IBM and Lenovo, and we plan to make additional acquisitions, some of which may be large and complex, as part of our growth strategy. There is no assurance that we will derive benefits from the three European acquisitions we completed in the third and fourth quarters of fiscal 2005, the TeleVideo or Maxspeed acquisitions we completed in the first half of fiscal 2006 or future acquisitions we pursue. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, integrate accounting controls, policies and procedures, manage supply chain integration, combine administrative, research and development and other operations, eliminate duplicative facilities and personnel, which could result in significant costs and expenses, and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing the completion and integration of acquisitions and alliances requires management resources, which may divert our attention from other business operations. In addition, we may lack experience operating in the geographic market of the business acquired. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. These transactions may result in significant costs and expenses, including severance payments and additional compensation to executives and other key personnel, charges related to the elimination of duplicative facilities, assumed liabilities, and legal, accounting and financial advisory fees. In connection with completing acquisitions, we may issue shares of our common stock, potentially creating dilution for our existing stockholders. During fiscal 2004, we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

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

     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. During fiscal 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier's cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a new domestic supplier required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities related to a larger order. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.

     In addition to using third party suppliers for the manufacture of our products and supply of our components, to achieve additional cost savings or operational benefits, we have expanded, and may in the future expand, our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. In fiscal 2005, we entered into an agreement with a company located in India under which it provides software development services to us. To the extent that we rely on partners or third party service providers for the provision of software development services and key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of software development and the development, support or maintenance of operations and processes, including the internal controls associated with our business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if our third party service providers experience business difficulties or are unable to provide the services as anticipated, we may need to seek alternative service providers or resume providing such services internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

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

      o Significant Orders - We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are completed in an earlier quarter than that which was anticipated, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially. Further, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of the quarter;

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

     Our business has grown through both internal expansion and business acquisitions, and, as a result, we have significantly increased our operating expenses. If our revenues fail to increase as we increase our operating expenses, our profits may decline. Additionally, this growth has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 125 full-time employees at March 31, 2004 to 176 full-time employees at March 31, 2006. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel, as well as international employees. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization. If we are unable to effectively manage our growth, our business and operating results could be adversely affected.

OUR BUSINESS MAY SUFFER IF IT IS ALLEGED OR FOUND THAT WE HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     In the course of our business, we receive notices from third parties claiming that we are infringing upon their intellectual property rights. We evaluate the validity of the claims and determine whether we will negotiate licenses to use the technology. Even if we believe that the claims are without merit, responding to such claims can be time consuming, result in costly litigation, divert management's attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

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

     As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of March 31, 2006, we had $43.6 million of goodwill and $13.0 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

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

     We may not be able to introduce new products on a timely basis because some of our products use embedded versions of Microsoft Windows as their operating system. Microsoft provides Windows to us, and we do not have access to the source code for certain versions of the Windows operating system. If Microsoft fails to continue to enhance and develop its embedded operating systems, or if we are unable to license these operating systems on favorable terms, or at all, our operations may suffer.

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

     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2006 and it has had a material impact on our financial statements. In addition, rules implemented by The NASDAQ National Market requiring stockholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these regulations, it may be more difficult or expensive for us to grant options to employees, we will incur increased cash compensation costs, and we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

IN THE EVENT WE ARE UNABLE TO SATISFY REGULATORY REQUIREMENTS RELATING TO INTERNAL CONTROLS OVER FINANCIAL REPORTING, OR IF THESE INTERNAL CONTROL ARE NOT EFFECTIVE, OUR BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

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

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectation to grow the company organically and through acquisitions; our development of new customer relationships providing access to new markets; our expectations regarding gross margins, selling and marketing expenses, research and development expenses, general and administrative expenses and our effective tax rate for fiscal 2006; our acquisition of businesses and technologies; future strategic partnerships; our expectation of stock-based compensation for the balance of fiscal 2006; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in "Factors Affecting the Company and Future Operating Results" and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to maintain our relationship with IBM, Lenovo and other partners, the timing and receipt of future orders, our timely development and customers' acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified executive and other personnel, the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify and successfully consummate and integrate completed and future acquisitions, including the Maxspeed acquisition, adverse changes in general economic conditions in the U.
S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

     As of March 31, 2006 and June 30, 2005, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006 (the "Evaluation Date"). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC's rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.   EXHIBITS

     The following exhibits are being filed as part of this quarterly report on Form 10-Q:

     EXHIBIT
     NUMBERS      DESCRIPTION
   ---------      -----------
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


                                            NEOWARE, INC.



Date:  May 3, 2006                           By: /s/ MICHAEL KANTROWITZ
                                             -----------------------------------
                                             Michael Kantrowitz
                                             Chairman, President and
                                             Chief Executive Officer



Date:  May 3, 2006                           By: /s/ KEITH D. SCHNECK
                                             -----------------------------------
                                             Keith D. Schneck
                                             Executive Vice President and
                                             Chief Financial Officer