Form 10-K
period 2006-06-30
NEOWARE INC
filed 2006-09-13
CIK 894743

Click here for Index

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21240

NEOWARE, INC.

(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	23-2705700 (IRS Employer Identification No.)

3200 Horizon Drive, King of Prussia, Pennsylvania (Address of principal executive offices)	19406 (Zip Code)

Registrant’s telephone number, including area code: (610) 277-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share (Title of Class)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ National Market on December 31, 2005 was approximately $386,177,000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of September 8, 2006 was 19,944,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 30, 2006 are incorporated by reference into Part III. Those portions of the Proxy Statement included in response to Item 402(k) and 402(1) of Regulation S-K are not incorporated by reference into Part III.

NEOWARE, INC.

Back to Index

PART I

Item 1.	Business

Overview

We are a leading global provider of thin client computing solutions. Our thin client software and devices enable organizations to enhance security, improve manageability, increase reliability and lower the up-front and ongoing cost of computing. Our software powers, secures and manages thin client devices and traditional personal computers, enabling these devices to run Windows® and web applications across a network, as well as to connect to mainframes, mid-range, UNIX and Linux systems. We differentiate our thin client computing solutions by using a software-centric approach that is focused on providing standards-based technology that enables our customers to integrate our solutions into their existing IT infrastructure, leveraging their existing investments and lowering the overall cost of deployment and implementation.

We generate revenue primarily from sales of thin client devices, which includes the device and related software, and to a lesser extent from our software sold on a standalone basis for use on thin client devices, personal computers and servers and complementary services such as integration, training and maintenance utilizing our global integration and development centers. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period.

We offer a broad range of thin client computing solutions for enterprises of varying sizes and across diverse vertical markets, including the retail, financial services, healthcare, hospitality, transportation, manufacturing, and education industries and multiple levels of government. We sell our products worldwide through our alliances with IBM, Lenovo, NEC, and ClearCube, and other indirect channels such as distributors, resellers and systems integrators, and to a lesser extent through direct sales. Our customers, including those we serve through our alliance and distribution partners, include AutoZone, CVS, Daimler Chrysler, France Telecom, Lockheed Martin, Royal Bank of Canada and the VA Medical Centers. Our international sales are primarily made through distributors and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our principal headquarters in the United States, we maintain offices in Australia, Austria, China, France, Germany, and the United Kingdom.

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, we entered into a mirror agreement with Lenovo under which Lenovo can purchase our products under the same terms as IBM. Lenovo sells our products primarily to IBM customers. Our agreement with IBM remains in effect.

Based in King of Prussia, Pennsylvania, Neoware had 179 full time employees as of August 31, 2006.

Industry Background and Trends

Thin client computing is part of a centralized computing architecture that moves processing and data storage from desktops to centrally-managed resources, including servers within an enterprise and outsourced, professionally managed servers. The adoption of thin client computing has grown rapidly in recent years driven by secular trends in the IT industry, including increased adoption of utility computing and on-demand software, as well as growing recognition of the increased security, manageability, reliability and lower total cost of ownership that thin client computing can provide. According to IDC, a leading market research firm, shipments of thin client solutions accounted for global sales of $734 million in 2005 and are expected to grow to approximately $1.3 billion by 2009, representing a compounded annual growth rate of 15.4%. The thin client market is expected to grow in terms of units sold, revenue and as a percentage of the total enterprise PC market, according to IDC.

We believe there are several key drivers that are increasing the adoption of thin client computing:

•

Increased adoption of on-demand and server-based utility computing architectures. In a server-based computing architecture, applications are installed and run on servers, not the desktop, and users can access these applications from desktop or mobile devices, providing the opportunity to improve security, manageability and reliability, and to lower cost. As adoption of on-demand and utility computing grows, an increasing number of enterprises are evaluating thin clients as an alternative to traditional “fat client” personal computers.

Back to Index

•

Evolving internal and external security threats. Threats ranging from unauthorized access and data theft to computer viruses capable of crippling the IT infrastructure of entire organizations are major concerns of IT executives today. In addition, the strict security policies demanded by privacy legislation such as the Health Insurance Portability and Accountability Act (HIPAA) have led to increased spending on the protection of highly sensitive data. Thin client computing solutions can prevent theft or mismanagement of locally stored data since the data is stored on centralized servers. Moreover, enterprises can capitalize on a thin client architecture by deploying security measures rapidly throughout the enterprise from a centralized server in order to combat external security threats such as viruses.

•

Need for manageability in an increasingly heterogeneous IT computing environment. The rapid advances and widespread adoption of distributed computing technologies combined with proprietary legacy systems, has led to heterogeneous hardware and software configurations that require costly maintenance and are increasingly difficult to manage, update and secure. Poorly performing applications and PC instability have been cited by IT professionals as common user complaints. Thin client computing allows IT professionals to centralize the management of applications and minimize the time spent on software upgrades and troubleshooting of individual computers.

•

Increased focus on minimizing the total cost of ownership. IT departments are increasingly faced with tight budgets to address their IT challenges. As a result, IT purchases and deployments must offer low total cost of ownership and demonstrate return on investment. Thin client solutions often involve lower up-front costs than traditional desktop computers, and are also likely to offer lower on-going maintenance and upgrade costs. We believe that thin client devices reduce obsolescence as applications are run on centralized servers, which allow enterprises to upgrade performance at the server instead of replacing the desktop device. According to Gartner, a leading industry analyst firm, thin client solutions can save enterprises up to 40 percent of the ongoing administration costs compared to an equivalent PC solution.

•

Significant advances in bandwidth and networking capabilities. Historically, using a server-based utility computing architecture was constrained due to limited bandwidth and network speed. However, the last few years have seen a considerable improvement in both wide-area network (WAN) and local-area network (LAN) performance due to inexpensive bandwidth and network optimization technologies such that access to the server via the network is a less significant factor in thin client performance. As enterprises’ WANs and LANs have become more prevalent at an affordable cost, server-based utility computing architectures have grown dramatically leading to greater adoption of thin client solutions.

Our Solutions

We provide thin client computing solutions including thin client software and devices. Using a server-based computing architecture, our software, thin client devices and related services are designed to enable enterprises to enhance security, improve manageability, increase reliability, and lower the ongoing cost of computing. By employing industry standard and open-source technologies, and by moving processing to the server to reduce the obsolescence built into standard personal computer architectures, we enable enterprises to leverage utility computing to deploy modern, robust applications with greater security and high performance, often at lower cost than traditional PC-based solutions.

Our solutions include thin client devices, software and services:

Neoware thin client devices. Our thin client devices are built for us by third parties using industry-standard hardware used in the high-volume PC industry. Our thin client devices are bundled with our embedded software, which enables enterprises to run applications on servers and display them across wired or wireless networks. Our thin client devices are available with our software running on top of a choice of Linux, Windows CE or Windows XPe operating systems. We provide a wide range of thin client device platforms designed to address varying enterprise needs.

Back to Index

Neoware software. Our software products power, secure and manage thin clients and personal computers, stream software on-demand, and integrate mainframe, midrange, UNIX and Linux applications with Windows environments and the Web. Our software solutions include:

•

Neoware Remote Manager is a centralized management platform for thin client devices that offers full remote configuration and control. It is based on industry-standard protocols and can interoperate with three of the industry’s top network management software platforms – IBM Tivoli, Microsoft Systems Management Server and Altiris Deployment Solution. This allows enterprise users to manage our thin clients and their PCs with a single tool.

•

Neoware Image Manager is a software solution that streams Windows operating systems on-demand from a Linux or Windows server to personal computers and thin clients, allowing users to run applications locally while eliminating the need for local storage. As a result, a single virtualized operating system image that contains the operating system and hardware drivers for multiple hardware platforms can be streamed on-demand to any personal computer or thin client, regardless of a device’s hardware configuration. This eliminates the need to manage multiples images as required with other operating system deployment methods.

•

Neoware TeemTalk is our host access terminal emulation software, which is installed on our thin clients and those from other vendors. Neoware TeemTalk software provides users with the ability to connect and communicate with applications on mainframes and midrange systems including servers running proprietary operating systems, UNIX and Linux. Neoware TeemTalk emulates more than 30 different “green-screen” terminals.

•

Neoware embedded Linux solutions. We provide embedded Linux solutions that include Linux thin client software, software to convert PCs into Linux thin clients and a software development environment that enables end users and systems integrators to quickly build robust Linux-based thin client solutions.

Neoware Services. Our global services group provides development, consulting, implementation, training and support to our customers to facilitate deployment and address their specialized needs. With development and integration centers in the US, Austria, China, France, India, Germany and the United Kingdom, our services organization provides end-to-end solutions on a global basis, from evaluating a customer’s network infrastructure to resolving IT problems with the goal of helping customers to better utilize thin client technology.

Competitive Differentiators. We believe the key competitive differentiators of our solutions include:

•

Software-centric approach. We believe that the primary differentiation among thin client solutions is the software, not the hardware. As a result, we focus our development efforts on the software that secures, powers and manages thin clients, and we outsource the design, engineering and manufacturing of our thin client devices to third parties, typically in the Far East. We strive to maintain a technological edge by spending most of our R&D budget on software development, making it possible for us to offer open, secure, reliable, affordable, manageable and upgradeable thin client products that we believe enable customers to protect their investments today and in the future. In addition, this software-centric approach provides us with additional market opportunities, including the ability to turn PCs into thin clients, enabling our customers to leverage their existing investments while enjoying the benefits of thin client computing.

•

Global integration skills and resources. Unlike personal computers, which are often viewed as commodity products, deploying thin client computing requires integration skills and expertise. Large, global enterprise customers often require that we integrate our thin client solutions with their existing IT infrastructure, including their legacy systems. In order to accommodate this need, we have invested in building development and integration centers in each of the major markets in which we sell our products. This allows us to offer integration services to our customers, enabling them to more rapidly deploy our solutions.

Back to Index

•

Ownership of thin client software technologies. In contrast with more hardware-oriented competitors that typically license much of the software on their thin client devices, we have invested in developing and acquiring software technologies that are needed for successful thin client deployments. Our software offerings include thin client remote management, terminal emulation, operating system streaming and virtualization, and embedded Linux solutions. In fiscal 2004 we acquired TeemTalk, which enables our thin clients to connect to mainframe, midrange, UNIX and Linux systems, and to emulate more than 30 different “green-screen” terminals. In fiscal 2005 we acquired the streaming and virtualization technology that enables our Neoware Image Manager software to deliver operating systems on-demand to heterogeneous PCs and thin clients from a server. We believe that our ownership of these software technologies enables us to develop better products and to better support our customers.

•

Leading Linux-based solutions. Our security, management and access software are cross-platform, and are available on Windows and Linux operating systems. According to IDC, we are the leading supplier of Linux-based thin client solutions, which can be easily integrated into customer environments, and can run on less powerful, lower-cost hardware than some Windows-based alternatives. Furthermore, our Linux-based thin client solutions provide an intuitive user interface that shields users from the complexity of the Linux operating system. In February 2005 we acquired Mangrove Systems, a company that provided embedded Linux solutions for OEMs, systems integrators and corporate customers. Mangrove’s products included Linux thin client software, software to convert PCs into Linux thin clients, and a software development environment that enables systems integrators to quickly build robust Linux-based thin client solutions. According to IDC, the Linux thin client segment of the PC industry is the fastest-growing segment of the market, and we are the leading provider of this technology.

Our Strategy

Our objective is to be the leading global provider of thin client solutions for enterprise customers by providing a secure, manageable, and cost-effective alternative to traditional PC architectures. Key elements of our strategy include the following:

•

Continue to invest in technology development. We believe that we have developed and acquired the technology to enable a more powerful, secure and cost-effective thin computing architecture. We have a 15-year history of developing this technology and between our own expenditures and those of the companies we have acquired. We will continue to invest in technology development to maintain a global leadership position and drive market share growth.

•

Focus on the enterprise. We believe the most significant market segment for the thin client solution is the enterprise customer. As a result, we have focused our development, sales and marketing efforts on small, medium and large enterprises across a diverse set of vertical markets. Our access to this highly attractive market is considerably enhanced by our relationships with our alliance and distribution partners. We are planning to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams in the United States, Europe and Asia, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation.

•

Enhance channel partnerships. To expand our access to customers, we have developed relationships with third parties that we believe have strong market positions and customer relationships. We have developed alliances with IBM, Lenovo, NEC and ClearCube, all of which sell our products to their customers.

Back to Index

•

Expand and deepen our geographic footprint. Our business was historically focused on the U.S. market. In fiscal year 2004, we determined to expand our global footprint as part of a strategic expansion of our development and integration organization through the acquisitions of Maxspeed, Mangrove, Qualystem and ThinTune, as well as through partnerships with global distributors such as NEC, ClearCube and local providers. As a result, we now have a global footprint, with operations in the US, Europe and Asia. We believe that international markets will be a significant source of growth and we intend to continue to increase our presence by expanding our reseller relationships and through select acquisitions.

•

Grow our business through strategic acquisitions. Our acquisition strategy has been focused on expanding our geographic reach, acquiring businesses with technologies that increase our ownership of core intellectual property, and with products that can be sold through our existing channels to the same end-user customers, leveraging our existing organization. We have also sought to augment our software development resources and add to our integration capability on a global basis. We intend to continue to pursue select strategic acquisitions in the future.

•

Capitalize on the growing adoption of industry-standard and open-source technologies. We believe that many enterprise customers are seeking industry-standard technologies, not proprietary solutions that require them to use a single vendor. As a result, we integrate our products into industry-standard solutions, and utilize open-source and other industry-standard technologies. In our supply chain we leverage the high volumes of the PC industry and PC supply chain techniques to lower our costs. We believe our commitment to open-source, cross-platform and industry-standard software technologies, and our use of the high volume supply chain efficiencies of the PC industry, represent significant differentiators and competitive advantages for us.

History and Acquisitions

Our Company was formed in 1995 as the result of a merger between Human Designed Systems, Inc. (HDS), a privately held technology company, and Information Systems Acquisition Corporation (ISAC), a publicly held company. At the time of the merger, we changed the name of the Company to HDS Network Systems, Inc. and, in connection with the license of certain technology to Hitachi Data Systems in 1997 we changed the name of the Company to Neoware Systems, Inc. In December 2005, we changed the name of the Company to Neoware, Inc. to reflect our increased focus on providing software solutions for the thin client market.

In November 2005, we completed the acquisition of Maxspeed, a provider of customized thin client solutions, headquartered in the United States, with research and development in China.

In October 2005, we acquired the thin client business of TeleVideo, located in the United States, including a trademark license, product brands, customer lists, customer contracts and non-competition agreements.

In April 2005, we acquired all of the outstanding shares of Qualystem Technology S.A.S., located in France, a provider of software that streams Windows® operating systems on-demand from a server to other servers, personal computers, and thin clients.

In March 2005, we acquired the ThinTune thin client business of eSeSIX Computer, located in Germany, which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements, and acquired all of the outstanding shares of eSeSIX Tech, located in Austria, eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer together with eSeSIX Tech are collectively referred to as the ThinTune thin client business.

In January 2005, we acquired all of the outstanding shares of Mangrove Systems S.A.S., located in France, a provider of Linux software solutions. As a result of the Mangrove acquisition, we acquired customer lists, intellectual property and technology and non-compete agreements.

Back to Index

In September 2004, we acquired the thin client business of Visara International, Inc, located in the United States, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements.

In July 2003 we acquired the TeemTalk host access product and business which included connectivity software for PC and mobile platforms, as well as for thin clients.

In March 2002, we acquired the thin client business of Network Computing Devices, Inc. (NCD), including the ThinSTAR product line.

In January 2002, we entered into a worldwide alliance with IBM Corporation, under which we were designated as the preferred provider of thin client appliance products to IBM and its customers. In addition, we licensed intellectual property from IBM associated with IBM’s thin client appliance products.

In December 2001, we acquired all of the assets and assumed substantially all of the liabilities of Telcom Assistance Center Corporation, d/b/a ACTIV-e Solutions, a full service information technology consulting company in the server-based computing marketplace.

In June 2001, we purchased the thin client business of Boundless Technologies, Inc., which included the Capio product line, associated software and intellectual property and access to the Capio distribution and customer databases.

Customers

Our customers span a wide range of industries, including retail, healthcare, transportation, hospitality, education, financial services, government, manufacturing and telecommunications.

The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Year Ended June 30,

	2006	2005	2004

Net revenues
Lenovo	17%	5%	*
IBM	*	14%	18%
North American customer	11%	*	*
North American distributor	*	10%	*
European distributor	*	*	10%
(*)	Amounts do not exceed 10% for such period

Under the IBM and Lenovo agreements, IBM and Lenovo sell Neoware-branded products to their customers. During the sales process, our sales and integration personnel work directly with the end customers, along with the support of IBM and Lenovo salespeople, thereby developing ongoing relationships with the customers. The strategy of selling Neoware-branded products and developing ongoing relationships with the end customers was designed to mitigate the risk of customer concentration from sales through IBM and Lenovo.

IBM, Lenovo and our distributors resell our products to individual resellers and end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from period to period. In addition to our direct sales to IBM and Lenovo, IBM, Lenovo and their resellers can purchase our products through distributors. Furthermore, IBM and Lenovo can influence an end-user’s decision to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, we believe that these sales are significant and can vary significantly from quarter to quarter.

Back to Index

Product Development

We believe that our ability to expand the market for our products will depend in large part upon our ability to develop cross-platform enhancements to the Windows and Linux operating systems, and to continue to develop new software and hardware products that incorporate the latest improvements in performance, capability and manageability targeted specifically at host access and server-based computing environments. Accordingly, we are committed to investing significant resources in software development activities. During fiscal 2006, 2005 and 2004, research and development expenses totaled $6.0 million, $3.9 million and $2.8 million, respectively. In addition, we have acquired technology in connection with our acquisitions and our alliance with IBM.

We significantly expanded our development resources during fiscal 2006 and 2005 with the acquisitions of Maxspeed, which has technical resources located in Shanghai, China, Mangrove Systems S.A.S. and Qualystem Technology S.A.S., which are located in France, and the ThinTune thin client business, which provides technical and support resources in Austria and Germany. In addition, we entered into an alliance with Parrus IT Solutions, an IT provider located in India, which expands our distribution, customer service, and technical support capabilities for the India market.

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

•

Development of additional thin client devices for specialized applications such as our e900 industrialized thin client, which was introduced in fiscal 2006, and a new wireless laptop thin client device introduced in September 2006.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful.

Marketing and Sales

We sell our products and services worldwide through our direct sales force, distributors, our alliances with IBM, Lenovo, NEC and ClearCube, as well as other indirect channels, such as resellers and systems integrators. In addition to our headquarters in the United States, we maintain offices in the United Kingdom, Germany, France, Austria, China, and Australia. Our international sales of thin client products are primarily made through distributors and resellers and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies.

The principal objectives of our marketing strategy are to grow the thin client segment of the PC market, increase awareness of the benefits of our products, maintain our position as a recognized innovator in the thin client segment of the PC market and differentiate our products from alternative types of devices, including personal computers. Our marketing activities include participation in trade shows and conferences, advertising, press relations with leading trade publications and the publication of technical articles. We are planning to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams in the United States, Europe and Asia, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation.

Back to Index

We utilize distributors for our products throughout the world, and have relationships with distributors in the United States, United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, India, Egypt, Latvia, Korea, Philippines, New Zealand, Australia, Malaysia, South Africa, South America, and elsewhere.

Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa (EMEA), represented approximately 33%, 40% and 44% of net revenues, respectively, in fiscal 2006, 2005 and 2004. A substantial portion of our international sales are transacted in US dollars, although the prices of our products are based upon the market price for alternative products, including personal computers, in each market.

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

Competitive products are offered by a number of established computer manufacturers, including Dell Computer, Hewlett Packard, Sun Microsystems and Wyse Technology. In addition, IBM, Lenovo and other PC companies sell personal computer and server products that can compete with our offerings. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. Thin client appliances compete favorably on a price/performance basis with personal computers and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customers’ perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of the personal computer portion of the market by thin client appliance suppliers. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect our operating results.

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

Back to Index

Manufacturing and Suppliers

We provide our software and management tools on thin client appliances designed, manufactured and assembled for us by third parties. We primarily depend upon a supplier based in Taiwan with operations in China for our thin client appliance products. We have entered into an agreement with this supplier, pursuant to which the parties are only committed to purchase and manufacture products under individually accepted purchase orders. We also depend on a limited number of sole source suppliers for several other products and components. In addition to this supplier, we purchase thin client products from additional thin client device manufacturers in China, Korea and in the United States.

Our thin client appliances utilize industry-standard hardware components used in the high-volume PC industry. We believe that this lowers the cost of designing and manufacturing our products and allows us to continue to lower the cost of our products as the costs of personal computers decline. We use this strategy to compete with other companies that design and manufacture their own proprietary hardware. We believe that this strategy has allowed us to lower the cost of our products and operations, and has allowed us to increase sales.

Proprietary Rights and Licenses

We believe that our success will depend primarily on the innovative skills, technical competence and marketing abilities of our personnel as well as the ownership of our intellectual property. We currently hold one patent and have three patent filings pending, and we have recently initiated a patent program under which we will endeavor to protect our proprietary software.

Certain technology used in our products is licensed from third parties, either on a non-royalty-bearing basis or on a royalty-bearing basis. Generally, such licenses grant us non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach. We have licensed technology from IBM, Citrix Systems, Inc., and Microsoft Corporation.

Employees

As of August 31, 2006, we had 179 full time employees.

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

We have adopted a Code of Ethics applicable to our employees, officers and directors. The Code of Ethics is available on our website, under “http://investor.neoware.com/pages/ethics.html.” Amendments to and waivers from the Code of Ethics will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics, free of charge, by contacting our Vice President of Human Resources and General Counsel at:

Neoware, Inc.

Attention: Vice President of Human Resources and General Counsel

3200 Horizon Drive

King of Prussia, PA 19406

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

Back to Index

Item 1A.	Risk Factors

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

We must retain and continue to expand our ability to reach and sell enterprise customers by implementing our sales and marketing initiatives, adding effective channel partners and expanding our integration services. Our inability to attract and retain enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues, and longer sales cycles could affect our ability to predict our revenues for any particular period. Additionally, as we implement our new sales and marketing initiatives in an attempt to attract and penetrate enterprise customers, we will need to increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

Our sales cycle for large-scale deployments to large enterprise customers makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. We often have a long sales cycle for these large enterprise sales because:

•	our sales personnel generally need to explain and demonstrate the benefits of a large-scale deployment of our products to potential and existing customers prior to sale;
•

our technical personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our products and services and in integrating the products to suit their needs;

•

our large-scale customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for IT infrastructure; and

•	before making a purchase, our potential customers usually must obtain approvals from various levels of decision makers within their organizations, and this process can be lengthy.

The long sales cycle and our lack of visibility into when these sales to enterprise customers could occur may make it difficult to predict the quarter in which sales will occur, or whether they will be completed. Delays in sales could cause significant variability in our revenue and operating results for any particular period. This uneven sales pattern also will affect our inventory management and logistics costs. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received.

Our success may depend on our ability to attract, retain and grow our business with small and medium sized customers.

In order to successfully attract new customer segments and expand our existing relationships with enterprise customers, we must reach and retain small- and medium-sized customers and smaller project initiatives within our large enterprise customers. We have begun a sales and marketing initiative to reach these customers. We cannot guarantee that our small- and medium-sized customer sales and marketing initiatives will be successful. Our failure to attract and retain small- and medium-sized customers and smaller project initiatives within our large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we implement our sales and marketing initiatives in our attempt to attract and retain small- and medium-sized customers and smaller project initiatives within our large enterprise customers, we will need to increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.

Back to Index

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

We derive a substantial portion of our revenue from sales made directly to IBM customers through Lenovo and through our other distributors. A significant portion of our other revenue is derived from sales to resellers. If Lenovo or our other distributors were to discontinue sales of our products or reduce their sales efforts, or if IBM salespeople were to reduce their attention to our products, it could adversely affect our operating results. In addition, the continued viability and financial condition of our distributors could deteriorate and may not be able to withstand changes in business conditions, including economic weakness, which could lead to significant delays in their payments to us or defaults on their payment obligations. Additionally, we could experience disruptions in the distribution of our products if our distributors’ financial conditions or operations weaken. Any significant delays, defaults or disruptions could have a material adverse effect on our business, results of operations and financial condition. For example, during the fourth quarter of fiscal 2006, one of our German distributors experienced significant financial difficulties and has since declared insolvency, which caused us to reverse revenues in the amount of $675,000 invoiced in April through June 2006 and to add $385,000 to our reserve for doubtful accounts.

As a result of our alliances with IBM and Lenovo, we rely on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for 17% of our net sales during fiscal 2006. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decisions to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, we believe that these sales could be significant and can vary significantly from quarter to quarter.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

We currently intend to continue to expand our distribution channels by expanding our sales with resellers, distributors and systems integrators. In addition, an integral part of our strategy is to expand and diversify our base of channel relationships by adding more channel partners with abilities to reach large enterprise customers and to sell our newer products. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers and our marketing personnel. If we fail in these efforts and cannot expand or diversify our distribution channels, our revenues and profits could be adversely affected. In addition to this expansion and diversification of our base, we will need to maintain channel partners who cater to smaller customers. We may need to add distribution partners to maintain customer satisfaction and a steady or increasing adoption rate of our products, which could increase our operating expenses. We intend to invest significant resources to develop these channels, which could reduce our profits if our efforts do not result in increases in our revenues.

If we are unable to continue generating substantial revenues from international sales and effectively managing our international operations our business could be adversely affected.

We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA), and we recently began marketing and selling activities in China and other parts of Asia. Our international activities, primarily in EMEA, accounted for approximately 33% of revenues during fiscal 2006. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening Dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.

Back to Index

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

Back to Index

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

We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. During fiscal 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier that we added in fiscal 2005 required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities related to a larger order. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.

Back to Index

In addition to using third party suppliers for the manufacture of our products and supply of our components, to achieve additional cost savings or operational benefits, we have expanded, and may in the future expand, our outsourcing activities where we believe a third party may be able to provide those services in a more efficient manner. In fiscal 2006, we entered into a relationship with a third-party company that provides CRM software and services to us on an outsourced basis. To the extent that we rely on partners or third party service providers for the provision of software development services and key business process functions, we may incur increased business continuity risks. We may no longer be able to exercise control over some aspects of software development and the development, support or maintenance of operations and processes, including the internal controls associated with our business operations and processes, which could adversely affect our business. If we are unable to effectively develop and implement our outsourcing strategy, we may not realize cost structure efficiencies and our operating and financial results could be materially adversely affected. In addition, if our third party service providers experience business difficulties or are unable to provide the services as anticipated, we may need to seek alternative service providers or resume providing such services internally which could be costly and time consuming and have an adverse material effect on our operating and financial results.

Our ability to accurately forecast our quarterly sales is limited, although our costs are relatively fixed in the short term, and we expect our business to be affected by rapid technological change, which may adversely affect our quarterly operating results.

Our ability to accurately forecast our quarterly sales is limited, which makes it difficult to predict the quarterly revenues that we will recognize. In addition, most of our operating expenses are for personnel and facilities, which are relatively fixed in the short term. If we have a shortfall in revenues in relation to our expenses, we may be unable to reduce our operating expenses quickly enough to avoid losses. As a result, our quarterly operating results could fluctuate.

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

•

Significant Orders - We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, or do not materialize, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are completed in an earlier quarter than that which was anticipated, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially. Further, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of the quarter;

•

Seasonality – We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters; and

•

Stock-based compensation expense - Starting in the quarter ended September 30, 2005, we began recording stock-based compensation expense as calculated under SFAS No. 123R. The non-cash impact of stock-based compensation expense during fiscal 2006 was $3.4 million. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

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

We may not succeed in developing and marketing our software and thin client device products and our operating results may decline as a result. Additionally, we plan to increase our sales and marketing expenses for our products and these efforts may not proportionately increase our sales, resulting in reduced profitability.

Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.

Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from various thin client device models, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors’ price reductions. Our marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and the implementation of our new sales and marketing initiatives may in the future result in, a decline in our gross margins. Additionally, we have certain products, including our Neoware e900 product line, which has higher average selling prices but lower percentage gross margins than our traditional products. If our sales do not continue to increase as a result of these strategies, our profitability will decline, and we may experience losses.

During the past several years, we have increased operating expenses significantly as a foundation for us to stimulate our growth and growth in our market, and we expect to increase our operating expenses during fiscal 2007, including increases needed to implement our new sales and marketing initiatives. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.

Our business has grown through both internal expansion and business acquisitions, and, as a result, we have significantly increased our operating expenses. If our revenues fail to increase as we increase our operating expenses, our profits may decline. Additionally, this growth has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 140 full-time employees at August 31, 2005 to 179 full-time employees at August 31, 2006. Our new employees include a number of senior executive officers and other key managerial, technical, sales and marketing personnel, as well as international employees, and we intend to hire a significant number of additional sales and marketing personnel during fiscal 2007. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization. If we are unable to effectively manage our growth, our business and operating results could be adversely affected.

Back to Index

Our business may suffer if it is alleged or found that we have infringed the intellectual property rights of others.

In the course of our business, we receive notices from third parties claiming that we are infringing upon their intellectual property rights. We evaluate the validity of the claims and determine whether we will negotiate licenses to use the technology. Even if we believe that the claims are without merit, responding to such claims can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. There is no assurance, in the event of such claims, that we would be able to enter into a licensing arrangement on acceptable terms or that litigation would not occur. In the event that there were a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay royalties to a third party, and we failed to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

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

We may not be able to preserve the value of our products’ intellectual property because other vendors could challenge our intellectual property rights.

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

As the market for our products and services continues to develop, additional companies, including companies with significant market presence in the computer software, hardware and networking industries, could enter the market in which we compete and further intensify competition. In addition, we believe that price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.

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

In order to continue to develop and market our line of thin client devices, we may need to hire additional executives and other personnel, including the additional sales and marketing employees we plan to hire to help implement our sales and marketing initiatives. Competition for employees is significant and we may experience difficulty in attracting qualified people.

Future growth that we may experience will place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we may be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

Back to Index

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

As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of June 30, 2006, we had $41.3 million of goodwill and $12.2 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

We might repatriate cash from our foreign subsidiaries, which could result in additional income taxes that could negatively impact our results of operations and financial position. In addition, if foreign countries’ currency policies limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

One or more of our foreign subsidiaries may hold a portion of our cash and cash equivalents. Although our intention is to reinvest the earnings of our international subsidiaries permanently, if we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we might repatriate some of our cash from these foreign subsidiaries to the United States. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

Although we have generated operating profits for the past five fiscal years, we have a prior history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Although we have generated operating profits in the past five fiscal years, we incurred net losses in prior periods. We expect to continue to incur significant operating expenses. Our operating expenses are expected to increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy and our planned investment in continuing to commercialize the technologies we have acquired. As a result, we will need to generate significant revenues to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

The European Union (“EU”) has adopted a directive to facilitate the recycling of electrical and electronic equipment sold in the EU. The Waste Electrical and Electronic Equipment (“WEEE”) directive directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. As a result of these obligations, our product distribution costs may increase and may adversely impact our financial condition. We have implemented these directives during fiscal 2006. Similar legislation has been or may be proposed or enacted in other areas, including in the United States and China, the cumulative impact of which could be significant if we are unable to recover our costs to comply with these laws in the price of our products.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel and affect our operating results.

We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2006 and it has had a material impact on our financial statements. In addition, rules implemented by The NASDAQ Global Market requiring stockholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these regulations, we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Back to Index

In the event we are unable to satisfy regulatory requirements relating to internal controls over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.

The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have recently completed our evaluation of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. As a result, we have incurred additional expenses and diversion of management’s time, which increased our operating expenses and accordingly reduced our net income. While our evaluation resulted in our conclusion that as of June 30, 2006 our internal control over financial reporting was effective, we cannot be certain as to the outcome of our testing in future periods. If we do not maintain effective internal control over financial reporting, it could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. Our primary facility consists of approximately 32,000 square feet under a lease with an expiration date of October 30, 2012. The annual gross rent for the facility was approximately $311,000 in fiscal 2006.

We also lease a number of support, sales and development offices in the US, UK, Europe, China and Australia. These office leases comprise a total of approximately 86,000 square feet with lease terms that range from month-to-month to five years. Total rent expense for these facilities was $599,000 for fiscal 2006. We believe that our growth will likely require us to lease additional facilities and that suitable additional space will be available as needed.

Item 3.	Legal Proceedings

We are a defendant periodically in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the outcome of these cases, we believe that the ultimate outcome will not materially affect our business, financial position, results of operations or cash flows.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Back to Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol NWRE. Prior to August 1, 2006, it traded on the NASDAQ National Market. The following table sets forth the high and low closing bid quotations for our common stock for the periods indicated.

Fiscal 2006	High	Low

First Quarter	$17.13	$10.30
Second Quarter	$25.31	$14.85
Third Quarter	$30.50	$21.53
Fourth Quarter	$30.95	$11.37

Fiscal 2005	High	Low

First Quarter	$8.90	$6.01
Second Quarter	$9.49	$7.72
Third Quarter	$13.20	$8.10
Fourth Quarter	$11.03	$9.06

The above quotations represent prices between dealers and do not include retail markups or markdowns or commissions. They may not necessarily represent actual transactions.

There were approximately 148 holders of record of our common stock as of September 8, 2006.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Back to Index

Item 6.	Selected Financial Data

The following table sets forth our selected financial data for the periods indicated. The data set forth below should be read in conjunction with our Consolidated Financial Statements together with the related notes thereto included elsewhere herein and Item 7., ”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (in thousands, except per share data):

	For the Year Ended June 30,

	2006	2005	2004	2003	2002

Statement of Operations Data:
Net revenues	$107,219	$78,784	$63,165	$57,522	$34,310
Gross profit	44,352	34,214	30,380	25,973	13,965
Operating expenses	35,126	23,926	23,003	16,134	10,983
Operating income	9,226	10,288	7,377	9,839	2,982
Foreign exchange loss	(59)	(283)	(106)	—	—
Loss on investment	—	—	—	(300)	—
Interest income, net	1,937	859	392	323	296
Income before income taxes	11,104	10,864	7,663	9,862	3,278
Income taxes (benefit)	4,007	3,425	2,269	3,550	(1,347)
Net income	$7,097	$7,439	$5,394	$6,312	$4,625
Basic earnings per share	$.40	$.47	$0.34	$0.46	$0.42
Diluted earnings per share	$.39	$.46	$0.34	$0.43	$0.39
Weighted average number of common shares outstanding:
Basic	17,665	15,931	15,683	13,601	10,905
Diluted	18,105	16,202	16,020	14,696	11,851

	June 30,

	2006	2005	2004	2003	2002

Balance Sheet Data:
Current assets	$143,834	$67,017	$68,942	$42,770	$29,723
Current liabilities	16,900	16,616	9,883	7,495	5,893
Working capital	126,934	50,401	59,059	35,275	23,830
Total assets	199,573	108,042	90,607	54,376	42,399
Total stockholders’ equity	181,602	89,969	80,489	46,627	36,602
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of thin client computing solutions. We generate revenue primarily from sales of thin client devices, which include the device and related software, and to a lesser extent from our software sold on a standalone basis for use on thin client devices, personal computers and servers and complementary services such as integration, training and maintenance utilizing our global integration and development centers. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period. We sell our products worldwide through our alliances with IBM, Lenovo, NEC, and ClearCube, and other indirect channels such as distributors, resellers and systems integrators, and to a lesser extent through direct sales. Our customers, including those we serve through our alliance and distribution partners, include AutoZone, CVS, Daimler Chrysler, France Telecom, Lockheed Martin, Royal Bank of Canada and the VA Medical Centers. Our international sales are primarily made through distributors and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies. In addition to our principal headquarters in the United States, we maintain offices in the United Kingdom, Germany, France, Austria, China, and Australia.

Back to Index

Net revenues from sales outside of the United States, primarily in Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows:

	Year Ended June 30,

	2006	2005	2004

International net revenues	$35,226	$31,682	$28,104
Percentage change over prior period	33%	40%	44%
Percentage of net revenues	11%	13%	4%

Strategy

The market for thin client devices is part of the enterprise personal computer (PC) market. We market our thin client devices as alternatives to PCs in certain target markets. Our strategies are to focus on selling thin client software and device products that compete effectively with PCs, increasing sales to small, medium and large enterprise customers, through our relationships with IBM, Lenovo and other resellers, as well as directly to end-users. We intend to execute marketing initiatives designed to grow the thin client segment of the PC industry.

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

Acquisitions

In November 2005, we completed the acquisition, pursuant to a merger, of Maxspeed Corporation, a provider of thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Shanghai, China.

In October 2005, we acquired the thin client business of TeleVideo, Inc., including a trademark license, product brands, customer lists, customer contracts and non-competition agreements.

In April 2005, we acquired all of the outstanding shares of Qualystem Technology S.A.S., a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients. As a result of the Qualystem acquisition, we acquired intellectual property, technology and non-compete agreements.

In March 2005, we acquired the ThinTune thin client business of eSeSIX Computer which included customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements and we acquired all of the outstanding shares of eSeSIX Tech, eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer, together with eSeSIX Tech are collectively referred to as the ThinTune thin client business.

In January 2005, we acquired all of the outstanding shares of Mangrove Systems S.A.S., a provider of Linux software solutions. As a result of the Mangrove acquisition, we acquired customer lists, intellectual property and technology and non-compete agreements.

Back to Index

In September 2004, we acquired the thin client business of Visara, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements.

Our acquisition strategy is to integrate acquired businesses into our core business to generate increased revenues, as well as synergies for the company as a whole. This generally involves transitioning channel partners and end customers to our core products and utilizing acquired development and sales resources to support our core development, sales and marketing activities. Accordingly, we do not have the ability to accurately report revenue from our acquired businesses.

Financial Highlights

Net revenue, gross profit margin, and earnings per share are key measurements of our financial results. For fiscal 2006, net revenue was $107.2 million, an increase of 36% from fiscal 2005. Gross profit margin was 41% for fiscal 2006 as compared to 43% in fiscal 2005. The revenue increase was the result of increased sales of our products, primarily to large enterprise customers. The gross profit margin percentage decrease was primarily the result of significant sales of the Neoware e900 thin client product in fiscal 2006. The Neoware e900 has higher average selling prices, higher gross profit dollars per unit sold, and lower percentage gross margins than other Neoware thin client devices. Diluted earnings per share decreased to $0.39 for fiscal 2006, compared to $0.46 in fiscal 2005, as a result of increased gross profit from revenue growth, offset by stock-based compensation expense, increased operating expenses, and increased cost of amortization of acquired intangibles, as well as a larger number of fully diluted shares due to a stock offering completed in February 2006. Stock-based compensation expense included in these results was $86,000 in cost of products sold and $3.3 million in operating expense for fiscal 2006, and amortization of intangibles was $3.2 million and $1.8 million for fiscal 2006 and 2005, respectively. Our fiscal 2006 results were also adversely affected by the significant financial difficulties of one of our German distributors, which caused us to reserve revenue of $675,000 invoiced in the fourth quarter of fiscal 2006 and to add $385,000 to our reserve for doubtful accounts.

For fiscal 2005, net revenue was $78.8 million, an increase of 25% from fiscal 2004. Gross profit margin was 43% for fiscal 2005 as compared to 48% in fiscal 2004. The revenue increase and gross profit margin percentage decrease was the result of our previously announced strategy to introduce new lower priced products to compete more effectively with personal computers and to pursue large enterprise customers. Diluted earnings per share increased to $0.46 for fiscal 2005, compared to $0.34 in fiscal 2004, as a result of increased earnings from revenue growth and the write-off in fiscal 2004 of $1.6 million of costs related to acquisitions that were not completed.

As of June 30, 2006, our cash, cash equivalents and short- term investments were $114.1 million, compared to $43.2 million at June 30, 2005. We used $17.6 million of cash in fiscal 2006 for acquisitions, generated $8.4 million of cash from operations, received $71.2 million from the issuance of common stock and received $9.6 million of cash from the exercise of stock options and related excess tax benefits.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	Revenue recognition
•	Valuation of long-lived and intangible assets and goodwill
•	Accounting for income taxes
•	Stock-based compensation

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion of our accounting policies and estimates. Our senior management has reviewed our critical accounting policies and estimates and the Management Discussion and Analysis with its Audit Committee.

Back to Index

Revenue Recognition

For each type of arrangement, we make judgments regarding: the fair value of multiple elements contained in our arrangements, whether fees are fixed or determinable whether collectibility is probable, and accounting for potential distributor stock rotation rights and price protection. These judgments, and their effect on revenue recognition, are discussed below.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

In connection with acquisitions, we allocate portions of the purchase price to tangible and intangible assets, consisting of acquired technologies, distributor and customer relationships, tradenames and non-compete agreements based on independent appraisals received after each acquisition, with the remainder allocated to goodwill.

We assess the realizability of goodwill and intangible assets with indefinite useful lives pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to perform a SFAS No. 142 impairment test at least annually, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Back to Index

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

We have not recorded an impairment loss on goodwill or other long-lived assets. At June 30, 2006, goodwill and intangible assets were $37.8 million and $12.2 million, respectively. A decrease in the value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets.

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

Stock-Based Compensation

Prior to June 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

Back to Index

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” (SFAS No. 123R) to require that compensation cost relating to share-based payment arrangements be recognized in financial statements. As of July 1, 2005, we adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options are determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of SFAS No.123R resulted in no cumulative change in accounting as of the date of adoption.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB No. 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations is as follows (in thousands):

	Year Ended June 30,

	2006	2005

Cost of revenues	$86	$—
Selling and marketing	1,238	—
Research and development	394	—
General and administrative	1,668	—

	$3,386	$—

We expect stock-based compensation expense to be approximately $3.2 million for fiscal 2007 before income taxes, although this amount may increase if we hire additional executives or a significant number of other additional employees and grant options to them. This amount may also change as a result of additional grants to existing employees, forfeitures or differences between actual and estimated forfeitures, modifications or other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal and U.K. tax laws, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes which increases the effective tax rate.

For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.

Results of Operations

Net Revenues (in thousands):

	2006	2005	2004

Net revenue	$107,219	$78,784	$63,165
Percentage change over prior period	36%	25%	10%

Back to Index

We derive revenues primarily from the sale of thin client devices, which include a device and related software and services.

The increases in net revenues in fiscal 2006 and fiscal 2005 is due to an increase in market acceptance of thin client computing, an increase in our customer base from our selling and marketing activities, including an increase in sales to large enterprise customers and an increase in our business with IBM and Lenovo. Unit sales of thin client devices increased 23% in fiscal 2006 over fiscal 2005 and increased 39% in fiscal 2005 over fiscal 2004. Average selling prices increased slightly in fiscal 2006 due primarily to the change in product mix primarily resulting from the introduction of the Neoware e900, which carries a much higher selling price than our other thin client devices. Average selling prices declined slightly in fiscal 2005 due to changes in product mix, our strategy to reduce selling prices to increase sales to large enterprise customers and increased competition. Average selling prices will vary depending on product mix and competitive pricing situations. The Neoware e900 was introduced in fiscal 2006 and contributed 11% of fiscal 2006 net revenues..

The following table sets forth sales to customers comprising 10% or more of our net revenue:

	2006	2005	2004

Net revenues
Lenovo	17%	5%	*
IBM	*	14%	18%
North American customer	11%	*	*
North American distributor	*	10%	*
European distributor	*	*	10%
(*)	Amounts do not exceed 10% for such period

Net revenues from sales outside of the United States, primarily in Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows (in thousands):

	2006	2005	2004

International net revenues	$35,226	$31,682	$28,104
Percentage change over prior period	33%	40%	44%
Percentage of net revenues	11%	13%	4%

International net revenues declined as a percentage of net revenues in fiscal 2006 compared to fiscal 2005 due to higher revenue growth in the United States, primarily as a result of an increase in sales to large enterprise customers in the United States. During the fourth quarter of fiscal 2006, one of our German distributors experienced significant financial difficulties and has since declared insolvency, which, in the fourth quarter, caused us to reverse revenues of $675,000 invoiced in April through June 2006 and to add $385,000 to our reserve for doubtful accounts. We have relationships with several other distributors in Central Europe, and we expect that they will generate sales to offset the loss of this distributor in the future.

Cost of Revenues and Gross Profit Margin (in thousands):

	2006	2005	2004

Cost of products	$61,607	$43,833	$32,395
Percentage change over prior period	40%	35%	3%
Amortization of intangibles	$1,260	$737	$390
Percentage change over prior period	71%	89%	255%
Total cost of revenue	$62,867	$44,570	$32,785
Percentage change over prior period	41%	36%	4%
Gross profit margin	41%	43%	48%

Cost of revenues consists primarily of the cost of thin client devices, which include a device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, amortization of intangibles related to acquisitions, distribution costs, and beginning in fiscal 2006, stock based compensation expense.

Back to Index

The increase in cost of revenues in fiscal 2006 is primarily the result of increased unit sales and to a lesser extent to increased amortization of intangibles related to acquisitions completed in fiscal 2005 and fiscal 2006, change in product mix with the introduction of the Neoware e900 thin client product in fiscal 2006, which carries a higher unit cost, increased freight costs related to air shipments and fuel cost increases and a charge of $484,000 related to the impact of the write up of finished goods inventory to fair value related to the Maxspeed acquisition. Stock-based compensation expense included in cost of revenues was $86,000 in fiscal 2006.

The increase in cost of revenues in fiscal 2005 is primarily the result of increased sales and to a lesser extent to increased amortization of intangibles related to acquisitions completed in fiscal 2005 and an increase of $666,000 in inventory and warranty reserves due to higher sales.

We continue to benefit from manufacturing efficiencies and component cost reductions achieved through our outsourced production model. This model depends on high volume production of our thin client device products using components commonly used in personal computers. We have also benefited from license fee expense reductions due to the acquisition of the TeemTalk software business, which we previously licensed prior to fiscal 2004 under a royalty fee agreement, and reductions in other software license fees.

The decrease in gross profit margin in fiscal 2006 is primarily the result of increased sales of the Neoware e900 thin client device, which has a higher selling price, higher gross profit dollars per unit sold, and lower gross profit margin than our other thin client devices. The change in gross profit margin in fiscal 2005 was the result of increased sales to large enterprise customers, and the result of our strategy to introduce new, lower-priced products to increase our share of the personal computer market. The change in gross profit margin in fiscal 2004 is attributable to the increased sales of higher margin software, as well as component and license fee cost reductions.

Gross margins for fiscal 2007 are projected to be in the 40% range, plus or minus a percentage point or two, including approximately $340,000 per quarter of amortization of intangibles related to acquisitions. Gross margins are expected to fluctuate in the future due to changes in product mix, including our Neoware e900 product which carries higher selling prices, higher gross profit dollars per unit sold, and lower percentage gross margins, and the possibility of increased price competition, increases or decreases in the cost of thin client devices, memory and other components, and increases in the cost of freight.

Sales and Marketing (in thousands):

	2006	2005	2004

Sales and marketing	$16,920	$12,118	$12,466
As a percentage of net revenues	16%	15%	20%
Percentage change over prior period	40%	(3)%	30%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows and other costs associated with our sales and marketing efforts and beginning in fiscal 2006, stock-based compensation expense.

The increase in sales and marketing expenses in fiscal 2006, as compared to fiscal 2005, was due to $1.2 million of stock based-compensation expense, and an increase in employee headcount resulting in an additional $2.2 million of employee compensation cost. In addition, we spent $644,000 more in outside marketing services during fiscal 2006, including expenses for consultants and advertising and promotion.

Sales and marketing expenses declined as a percentage of revenue in fiscal 2005 versus fiscal 2004 as we primarily used our existing sales and marketing infrastructure to cover a larger customer base.

We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenues in fiscal 2007. We are planning to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams in the United States, Europe and Asia, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Back to Index

Research and Development (in thousands):

	2006	2005	2004

Research and development	$6,030	$3,850	$2,798
As a percentage of net revenues	6%	5%	4%
Percentage change over prior period	57%	38%	52%

Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs and beginning in fiscal 2006, stock-based compensation expense.

The increase in research and development in fiscal 2006 is primarily the result of an increase in employee headcount primarily from acquisitions resulting in an additional $1.5 million of employee compensation costs and $394,000 related to the impact of stock-based compensation expense.

The increase in research and development expenses in fiscal 2005 was primarily the result of an increase in staff levels, including additional personnel from acquisitions and a write off of $300,000 of acquisition related in-process research and development.

We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars in fiscal 2007, to increase as a percentage of revenue in the beginning of fiscal 2007, but to remain in the same range as fiscal 2006 as a percentage of revenues as revenues grow.

General and Administrative (in thousands):

	2006	2005	2004

General and administrative	$10,211	$6,866	$5,476
As a percentage of net revenues	10%	9%	9%
Percentage change over prior period	49%	25%	27%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the costs of a public company and fees for legal, audit and tax services, and beginning in fiscal 2006, stock based compensation expense.

The increase in general and administrative expenses in fiscal 2006 is primarily the result of $1.7 million of stock-based compensation expense, a $269,000 increase in franchise and capital stock taxes due to revenue and asset growth, a $385,000 increase in the bad debt expense primarily related to the insolvency of a European distributor, $210,000 in higher facility costs due to the relocation into a new facility and increased costs related to managing a larger world-wide organization, partially offset by a reduction of $436,000 in consulting services primarily due to lower third party consulting costs relating to compliance with Section 404 of the Sarbanes-Oxley Act.

The increase in general and administrative expenses in fiscal 2005 was primarily the result of an increase in staffing levels, increases in compensation levels and added costs for legal, accounting and compliance activities associated with Section 404 of the Sarbanes-Oxley Act. The increase in staffing levels reflects additional personnel related to our organizational investments in executive management and other positions.

We expect general and administrative expenses to increase in absolute dollars in fiscal 2007, but decline slightly as a percentage of revenues as revenues grow.

Back to Index

Amortization of Intangibles (in thousands):

	2006	2005	2004

Amortization of intangibles	$1,965	$1,058	$659
As a percentage of net revenues	2%	1%	1%
Percentage change over prior period	86%	61%	54%

Amortization of intangibles increased in fiscal 2006 and fiscal 2005 due to an increase in amortization expense related to acquired intangible assets related to acquisitions. As of June 20, 2006, we had unamortized intangible assets in the net amount of $12.2 million. We expect amortization of acquired intangible assets to increase slightly in fiscal 2007.

Abandoned Acquisition Costs

During fiscal 2004, we wrote off $1.6 million in acquisition-related expenses which were previously deferred, related to acquisitions that were not consummated. These costs consisted primarily of advisory, legal, third party due diligence and accounting fees. We intend to continue to pursue acquisitions and, if we do not complete them, the cost of pursing acquisitions will impact our profitability.

Interest Income (in thousands):

	2006	2005	2004

Interest income	$1,937	$859	$392
As a percentage of net revenues	2%	1%	1%
Percentage change over prior period	125%	119%	21%

Interest income is generated on cash, cash equivalent and investment balances generally invested in tax-free, short term instruments. Interest income increased in fiscal 2006 due to earnings on increased cash and investments, generated primarily from the common stock offering completed in February 2006 and to a lesser extent cash from operations.

Income Taxes (in thousands):

	2006	2005	2004

Income taxes	$4,007	$3,425	$2,269
Effective tax rate	36%	32%	30%

Our effective tax rate in fiscal 2006 increased from fiscal 2005 primarily due to the non-deductible portion of stock-based compensation related to SFAS No. 123R. During fiscal 2006, we benefited from the impact of federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), the initial year impact of the manufacturing deduction for the Jobs Creation Act and from foreign income taxes in lower tax rate countries. The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income, however the benefit will be phased out at the end of calendar 2006.

Our effective tax rate in fiscal 2005 differed from the combined federal and state statutory rates due primarily to the tax benefit from the EIE and to a lesser extent from foreign income taxes in lower tax rate countries.

We expect the effective income tax rate to decline in fiscal 2007 due to the full year impact of federal tax free investment income.

Liquidity and Capital Resources

As of June 30, 2006, we had net working capital of $126.9 million. Our principal sources of liquidity include $114.1 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during fiscal 2006.

Back to Index

Cash and cash equivalents increased by $77.9 million during fiscal 2006, primarily as a result of the proceeds from the issuance of common stock, net of expenses, of $71.2 million, $9.6 generated from stock option exercises, including related excess income tax benefits, and cash of $8.4 million generated from operations. Cash used for acquisitions of businesses totaled $17.6 million and cash used for purchase of property and equipment was $1.5 million. Cash generated from other net investing activities, primarily the purchase and sales of short term investments, totaled $7.9 million. In addition, up to $4 million, related to contingent consideration associated with a recent acquisition, may be required to be paid based on achieved levels of our revenue through December 31, 2006.

Cash flows provided by operating activities: Cash flow from operating activities in fiscal 2006 was $8.4 million compared to $7.2 million in fiscal 2005 and $10.9 million in fiscal 2004. These cash flows related primarily to net income adjusted for non-cash charges, including depreciation and amortization of $3.6 million in fiscal 2006 compared to $2.1 in fiscal 2005, stock-based compensation of $3.4 million in fiscal 2006 compared to zero in fiscal 2005, the impact of deferred income taxes and net changes in cash flow from our operating assets and liabilities including accounts receivable, inventory and accounts payable and accrued expenses. Inventory increased in fiscal 2006 due to inventory acquired in an acquisition completed during the year and to our additional inventory purchases in the fourth quarter in anticipation of higher revenue levels than were achieved .

Cash flows used in investing activities: Cash flows used in investing activities in fiscal 2006 and fiscal 2005 included cash used for acquisitions of businesses totaling $17.6 million in fiscal 2006 and $20.9 million in fiscal 2005. Other investing activities included purchases and sales of short-term investments, which we typically purchase with surplus cash and purchases of property and equipment. In fiscal 2006, we incurred $1.5 million of expenditures for property and equipment primarily due to relocation of the corporate headquarters and investments in internal systems.

Cash flows provided by financing activities: Cash flows from financing activities included $71.2 million of net proceeds from issuance of common stock, net of expenses, which was completed in February 2006, $9.6 million and $1.4 from the exercise of employee stock options and related excess tax benefits in fiscal 2006 and 2005, respectively. In February 2006, we sold 3,000,000 shares of our common stock at a public offering price of $25.25 per share. Net proceeds totaled $71.2 million after transaction costs. We intend to use the net proceeds of the financing for general corporate purposes and to fund potential future acquisitions.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2006 (in thousands):

	Total	2007	2008 and 2009	2010 and 2011	2012 and thereafter

Product purchase obligations	$25,084	$25,084	$—	$—	$—
Operating leases	3,887	981	1,439	900	567
Other purchase obligations	510	510	—	—	—

	$29,481	$26,575	$1,439	$900	$567

The above table excludes $4.0 million of potential amounts under a contractual earn-out related to a recent acquisition and contingent amounts payable pursuant to arrangements with executive officers which provide for severance obligations of up to an aggregate of $2.7 million.

In connection with our acquisition of Maxspeed, we recorded a restructuring reserve of $1.4 million. As of June 30, 2006 we have incurred $800,000 of cost related to termination of employees and lease restructuring.

We expect to fund current operations and other cash expenditures through the use of available cash, cash from operations, funds that may be available under our Offering Basis Loan Agreement and, potentially, new debt or equity financings. Management believes that we will have sufficient funds from current cash, operations and available financing to fund operations and cash expenditures for the foreseeable future. However, we may seek additional sources of funding in order to fund acquisitions.

Off Balance Sheet

Our guarantees agreements are discussed in Note 8 to the consolidated financial statements.

Back to Index

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for information concerning our implementation and impact of new accounting standards.

Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our acquisition of businesses and technologies; the growth of thin client computing, including Linux thin clients; our continued investment in technology developments; our relationships with our alliances and distribution partners; the expansion of our global organization; our intent to pursue strategic acquisitions; our intent to increase our sales and marketing investments to attract and retain enterprise customers; our expectations regarding the growth of our revenues as a result of increased penetration of the PC market and our relationship with IBM and Lenovo; our initiation of a patent program to protect our proprietary software; our expectations as to revenues, gross margins, operating expenses, research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of acquired intangible assets and our effective tax rate for fiscal 2007; our expectation as to the non-cash impact of stock-based compensation expense under FAS123R during fiscal 2007; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions; and our intended use of the proceeds of our 2006 public offering. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Risk Factors” and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to attract and retain enterprise customers; our ability to maintain our relationship with IBM and Lenovo, the timing and receipt of future orders, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, including the former employees of the businesses we acquired; the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify future acquisitions and to successfully consummate and integrate recently completed and future acquisitions, our ability to protect our proprietary software, increases in the cost of thin client appliances and components, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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

As of June 30, 2006, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities, and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

We have operations in the United Kingdom, Germany, France, Austria, China and Australia that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities’ statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. Additionally, we have investments in each of these countries for which we recognize unrealized gains and losses through other comprehensive income within stockholders’ equity for foreign currency fluctuations. A substantial portion of our non-US expenses include salary, benefits and local operating expenses and are transacted in local currencies, primarily Euros and British Pounds. Future cash flows are subject to volatility caused by changes in currency exchange rates. To date we have not established a hedging program.

Back to Index

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting appears on page 69.

Back to Index

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to directors required by this Item is incorporated by reference to the Section entitled “Election of Directors” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

The information required by this Item with respect to compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders.

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

The following individuals are our current executive officers:

Name	Age	Position

Michael G. Kantrowitz	46	Chairman and Chief Executive Officer
Klaus Besier	55	President
Eric N. Rubino	47	Chief Operating Officer
Roy Zatcoff	51	Executive Vice President of Marketing and Development
Keith D. Schneck	51	Executive Vice President and Chief Financial Officer
Peter Bolton	52	Executive Vice President, EMEA
Wei Ching	52	Executive Vice President, Asia Pacific

Mr. Kantrowitz has been our Chairman of the Board of Directors since December 2002 and President and Chief Executive Officer since February 2000. Prior to his appointment as President and CEO, Mr. Kantrowitz served as our Executive Vice President responsible for Marketing, Sales and Business Development and as a Director since March 1995. Prior to that, Mr. Kantrowitz was a senior executive of HDS from 1983, holding the positions of Executive Vice President from 1991 until March 1995 and Vice President of Marketing and Sales from 1987 until 1991. Prior to joining HDS, Mr. Kantrowitz held engineering and technical positions with Raytheon Company and Adage Corporation. Mr. Kantrowitz holds a BSEE in Electrical Engineering from the University of Lowell.

Back to Index

Mr. Besier has been our President since July 12, 2006 and a member of our Board of Directors since December 2005. Mr. Besier served as President and Chief Executive Officer of FirePond, Inc., a global provider of e-business solutions for managing multi-channel selling, from 1997 until his retirement in December 2003 after the sale of the company. Prior to joining FirePond, he held various management positions, including the position of Chief Executive Officer of SAP America, Inc., a subsidiary of SAP AG, a provider of business application software. Mr. Besier holds a bachelor’s degree in business management and finance from the University of Economics in Berlin.

Mr. Rubino has been our Chief Operating Officer since December 2002. Prior to joining Neoware, from 1999 to 2002, Mr. Rubino served as the Chief Operating Officer for SAP America, Inc., where he managed a wide range of operational departments, including the small and medium business channel, customer support, new business development, information technology, legal, contracts, application hosting, strategic alliances, purchasing, facilities, and risk management. From 1991 to 1999, Mr. Rubino served as Corporate Secretary, Vice President and General Counsel and Senior Vice President of SAP America, Inc. In addition, Mr. Rubino has served in a variety of management positions in contracts and finance with RCA Corporation, General Electric and Bell Atlantic Business System Services, and holds a J.D., an MBA in Finance, and a B.S. in Marketing.

Mr. Zatcoff has been our Executive Vice President, responsible for worldwide marketing and product development since March 2005. Prior to joining Neoware, from September 2003 to October 2004, he served as Chief Operating Officer of Primavera Systems Inc., a privately-held software company. From May 1986 to October 2003, he served in various executive roles at SCT Corporation, including Executive Vice President from 2002 to 2003, President of two of its operating units from 1994 to 2002 and Vice President, Product Development from 1986 to 1994. During his career, Mr. Zatcoff has been responsible for a variety of engineering, marketing and general management functions, including product development, business operations, acquisitions and integration of acquired operations. Mr. Zatcoff was awarded an Eisenhower Fellowship in May 2000. Mr. Zatcoff holds a B.S. degree in computer science.

Mr. Schneck has been our Executive Vice President and Chief Financial Officer since joining Neoware in April 2003. Prior to joining Neoware, from December 2000 to April 2003, he served as Chief Financial Officer of T-Networks, a venture capital-funded start up company that provided next generation fiber optical components and sub-systems to the telecommunications market. From April 1995 to December 2000, Mr. Schneck served as President and Chief Financial Officer for AM Communications, Inc., a publicly held company. Prior to that, from 1987 until 1995, Mr. Schneck held senior management positions at Integrated Circuit Systems, Inc., a publicly held company, including Chief Operating Officer and Senior Vice President Finance. Mr. Schneck is a CPA with over 10 years of public accounting experience with KPMG LLP.

Mr. Bolton has been our Executive Vice President, EMEA since July 2003 and prior to that held various sales management positions with Neoware from November 1996, including UK Sales Manager, EMEA Sales Manager and Vice President of EMEA Sales. Prior to joining Neoware, Mr. Bolton served as General Manager of Xanadu Systems from 1991 to 1996. Prior to that, he was employed as a Channel Manager for NeXT Computer, Inc.

Mr. Ching has been our Executive Vice President, Asia Pacific, since December 16, 2005, when we completed our acquisition of Maxspeed Corporation, of which Mr. Ching was the founder. Prior to joining Neoware, Mr. Ching was the President and a Director of Maxspeed Corporation from January 1998 to December 2005. Prior to that, from 1986 to 1988, Mr. Ching served as the President of Maple Technology, a magnetic storage product company, and prior to that he held various management positions at Communications Intelligence Corporation, a venture-backed handwriting recognition technology company, Raychem Corporation, Hewlett Packard and Zenith. Mr. Ching holds an MBA from Harvard Business School and an MS in Management Science and a BS in Electronics Engineering from the National Chiao Tung University.

All of our executive officers are appointed annually by our Board and serve at its discretion.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Back to Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” under “Executive Compensation” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Back to Index

Equity Compensation Plan Information

The following table sets forth information about the shares of our Common Stock that may be issued as of June 30, 2006 upon the exercise of options under the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), which were approved by the stockholders, and shares that may be issued under options under the 2002 Stock Option Plan (the “2002 Plan”), which was not approved by the stockholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders(1)	1,647,019	$12.67	392,520
Equity compensation plans not approved by security holders(2)	309,549	$13.19	—

	1,956,568	$12.75	392,520

(1)

The 2004 Plan, designed to provide equity compensation to certain of our employees, officers, directors and independent contractors, authorizes the grant of incentive and non-qualified options, stock appreciation rights, restricted shares and restricted share units. The 1995 Stock Option Plan, which was replaced by the 2004 Plan, authorized the granting of incentive and non-qualified stock options. The 1995 Plan was terminated on December 1, 2004 as to any shares available for future grant. Options granted under the 1995 Plan that terminate, expire or are canceled without having been exercised after December 1, 2004 will be available for grant under the 2004 Plan.

(2)

The 2002 Plan, which was designed to provide equity compensation to certain of our employees, officers, directors and independent contractors, authorized the granting of non-qualified stock options. A total of 700,000 shares were reserved for issuance under the 2002 Plan. The option price per share for any stock option granted under the 2002 Plan was not less than the last reported trade of Neoware’s common stock on the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) System on the date of grant or the day immediately preceding the date of grant. Upon the occurrence of a change in control, as defined under the 2002 Plan, the Board of Directors or committee appointed by the Board to administer the plan may, on a case-by-case basis, provide for the individual vesting of any unvested stock options held by a plan participant. The 2002 Plan did not permit the granting of incentive stock options or provide for automatic grants of options to non-employee directors. The 2002 Plan was not approved by our stockholders and was terminated on December 1, 2004 as to any shares available for future grant. Options granted under the 2002 Plan that terminate, expire or are canceled without having been exercised after December 1, 2004 will be available for grant under the 2004 Plan.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled “Proposal to Ratify Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

Back to Index

The information required to be included in this Annual Report on Form 10-K under Item 14 is incorporated by reference to our 2006 Proxy Statement under the caption “Audit Fees” under “Proposal to Ratify Accountants.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of June 30, 2006 and 2005
•	Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004.
•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2006, 2005 and 2004.
•	Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004.
•	Notes to Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm
•	Management’s Annual Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm

Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K for the years ended June 30, 2006, 2005 and 2004:

•	Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

Back to Index

Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement between the Registrant and Visara International, Inc. dated September 22, 2004 (Exhibit 10.1)(5)

2.2	Asset Purchase Agreement between the Registrant and TeleVideo dated as of January 11, 2005 (Exhibit 2.1)(9)

2.3	Asset Purchase Agreement between Neoware Systems, Inc., eSeSIX Computer GmbH and Engelbert Tretter dated as of March 4, 2005 (Exhibit 2.1)(10).

2.4	Share Purchase Agreement between Neoware Systems Inc. and the shareholders of eSeSIX Information-Technologies GmbH dated as of March 4, 2005 (Exhibit 2.2)(10).

2.5	First Amendment to Asset Purchase Agreement between the Registrant and TeleVideo, Inc. dated as of June 14, 2005 (Exhibit 2.5)(17)

2.6**	Agreement and Plan of Merger (the "Agreement") dated as of October 25, 2005 by and among Neoware Systems, Inc., Rabbit Corporation, Maxspeed Corporation, and with respect to Section 2.3 and Article VIII only, Wei Ching and Chu Nei, and Wei Ching, as Shareholder Representative (Exhibit 2.1)(16)

3.1	Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-laws (Exhibit 3.2)(3)

10.1†	1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.4)(7)

10.2†	Employment Agreement, dated February 14, 2000, between the Registrant and Michael G. Kantrowitz. (Exhibit 10.1)(4)

10.3†	Employment Agreement, dated June 10, 1999, between the Registrant and Edward M. Parks. (Exhibit 10.7)(3)

10.4†	Letter Agreement, dated December 9, 2002, between the Registrant and Eric R. Rubino. (Exhibit 10.2)(7)

10.5†	Letter Agreement, dated November 8, 2002, between the Registrant and Matthew Wrabley. (Exhibit 10.3)(7)

106†	Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003) (Exhibit 4.1)(8)

10.7	Registration Rights Agreement dated May 22, 2002 among the Registrant, Emerging Growth Equities, Ltd. and the investors named therein. (Exhibit 99.2)(6)

10.8	Registration Rights Agreement dated July 10, 2003 among the Registrant and the investors named therein. (Exhibit 10.16)(11)

10.9†	Letter Agreement, dated April 11, 2003, between the Registrant and Keith D. Schneck. (Exhibit 10.18)(11)

Back to Index

10.10†	Form of Incentive Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.15)(15)

10.11†	Form of Non-qualified Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.16)(15)

10.12†	Form of Non-qualified Stock Option Agreement (Directors) under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002) .(Exhibit 10.17)(15)

10.13†	Form of Stock Option Agreement under in Registrant’s Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003). (Exhibit 10.18)(15)

10.14†	2004 Equity Incentive Plan (Exhibit 10.1)(12)

10.15†	Amendment to 2004 Equity Incentive Plan (effective January 20, 2005) (Exhibit 10.2)(12)

10.16†	Form of Annual Director Grant Agreement under the Registrant's 2004 Equity Incentive Plan (Exhibit 10.3)(12)

10.17†	Form of Incentive Stock Option Award Agreement under the Registrant's 2004 Equity Incentive Plan (Exhibit 10.4)(12)

10.18†	Form of Non-Qualified Stock Option Award Agreement under the Registrant's 2004 Equity Incentive Plan (Exhibit 10.6)(12)

10.19	Form of Stock Option Award Agreement for Optionees Residing in France under the Registrant's 2004 Equity Incentive Plan (Exhibit 4.6)(14)

10.20†	2005 Executive Bonus Plan (Exhibit 10.7)(12)

10.21†	Compensation Arrangement between the Registrant and Peter Bolton dated December 1, 2004 (Exhibit 10.8)(12)

10.22	Lease Agreement between Liberty Property Limited Partnership and Neoware Systems, Inc. dated as of August 2, 2005 (Exhibit 10.1)(13)

10.23†	2006 Senior Officer Bonus Plan (Exhibit 10.1)(18)

21.1*	Subsidiaries

23.1*	Consent of KPMG LLP

31.1*	Certification of Michael Kantrowitz as Chairman, President and Chief Executive Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of as Chairman, President and Chief Executive Officer of Neoware, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

†	Management contract or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(3)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1999.

Back to Contents

(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on for the quarter ended September 30, 2004.

(6)	Filed as an Exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-85490) filed with the Securities and Exchange Commission on June 5, 2002.

(7)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(8)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-107970) filed with the Securities and Exchange Commission on August 14, 2003.

(9)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2005.

(11)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 15, 2003.

(12)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended December 31, 2004.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 8, 2005.

(14)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-126533) filed with the Securities and Exchange Commission on July 12, 2005.

(15)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004.

(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2005.

(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2006.

NEOWARE, INC.
By:	/s/ Michael G. Kantrowitz

Chairman and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Keith D. Schneck

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

Signature	Title	Date

/s/ Michael G. Kantrowitz	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 13, 2006

Michael G. Kantrowitz

/s/ Klaus Besier	President and Director	September 13, 2006

Klaus Besier

/s/ Dennis Flanagan	Director	September 13, 2006

Dennis Flanagan

/s/ David D. Gathman	Director	September 13, 2006

David D. Gathman

/s/ John P. Kirwin	Director	September 13, 2006

John P. Kirwin

/s/ Christopher G. McCann	Director	September 13, 2006

Christopher G. McCann

/s/ John M. Ryan	Director	September 13, 2006

John M. Ryan

Back to Index

FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

Back to Index

NEOWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$86,223	$8,285
Short-term investments	27,903	34,874
Accounts receivable, net of allowance for doubtful accounts of $1,854 and $761	16,877	17,165
Inventories	7,734	3,051
Prepaid expenses and other	3,231	2,627
Deferred income taxes	1,866	1,015

Total current assets	143,834	67,017

Property and equipment, net	1,586	416
Goodwill	37,761	31,223
Intangibles, net	12,175	9,386
Deferred income taxes	4,156	—
Other	61	—

	$199,573	$108,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,989	$8,408
Accrued compensation and benefits	2,021	2,018
Other accrued expenses	4,159	3,166
Restructuring reserve	600	—
Income taxes payable	158	2,290
Deferred revenue	973	734

Total current liabilities	16,900	16,616

Deferred income taxes	755	1,151
Deferred revenue	316	306

Total liabilities	17,971	18,073

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 19,940,891 and 16,350,054 shares issued and 19,840,891 and 16,250,054 shares outstanding	20	16
Additional paid-in capital	158,671	74,577
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income	556	118
Retained earnings	22,455	15,358

Total stockholders’ equity	181,602	89,969

	$199,573	$108,042

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,

	2006	2005	2004

Net revenues	$107,219	$78,784	$63,165

Cost of products and services (includes stock-based compensation expense of $86 in 2006)	61,607	43,833	32,395
Amortization of intangibles	1,260	737	390

Cost of revenues	62,867	44,570	32,785

Gross profit	44,352	34,214	30,380

Sales and marketing	16,920	12,118	12,466
Research and development	6,030	3,850	2,798
General and administrative	10,211	6,866	5,476
Amortization of intangibles	1,965	1,058	659
Abandoned acquisition costs	—	34	1,604

Operating expenses (includes stock-based compensation expense of $3,600 in 2006)	35,126	23,926	23,003

Operating income	9,226	10,288	7,377
Interest income, net	1,937	859	392
Foreign exchange loss	(59)	(283)	(106)

Income before income taxes	11,104	10,864	7,663
Income taxes	4,007	3,425	2,269

Net income	$7,097	$7,439	$5,394

Earnings per share:
Basic	$0.40	$0.47	$0.34

Diluted	$0.39	$0.46	$0.34

Weighted average number of common shares outstanding:
Basic	17,665	15,931	15,683

Diluted	18,105	16,202	16,020

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share data)

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total
	Common Stock

	Shares	Amount

BALANCE AT JUNE 30, 2003	13,954,800	$14	$44,215	$(100)	$(27)	$2,525	$46,627
Net income	—	—	—	—	—	5,394	5,394
Translation adjustment	—	—	—	—	963	—	963

Total comprehensive income							6,357
Issuance of common stock, net of expenses	1,500,000	2	24,607	—	—	—	24,609
Net issuance of warrants	1,904	—	—	—	—	—	—
Exercise of employee stock options	229,800	—	884	—	—	—	884
Tax benefits related to stock options	—	—	2,005	—	—	—	2,005
Other	—	—	7	—	—	—	7

BALANCE AT JUNE 30, 2004	15,686,504	$16	$71,718	$(100)	$936	$7,919	$80,489
Net income	—	—	—	—	—	7,439	7,439
Translation adjustment	—	—	—	—	(818)	—	(818)

Total comprehensive income							6,621
Shares issued for acquisition	153,682	—	1,300	—	—	—	1,300
Exercise of warrants	13,000	—	122	—	—	—	122
Exercise of employee stock options	396,868	—	1,323	—	—	—	1,323
Tax benefits related to stock options	—	—	114	—	—	—	114

BALANCE AT JUNE 30, 2005	16,250,054	$16	$74,577	$(100)	$118	$15,358	$89,969
Net income	—	—	—	—	—	7,097	7,097
Translation adjustment	—	—	—	—	438	—	438

Total comprehensive income							7,535
Issuance of common stock, net of expenses	3,000,000	3	71,152	—	—	—	71,155
Share-based payment arrangements	11,290	—	3,386	—	—	—	3,386
Exercise of employee stock options	679,547	1	7,895	—	—	—	7,896
Tax benefits from share-based payment arrangements	—	—	1,661	—	—	—	1,661

BALANCE AT JUNE 30, 2006	19,940,891	$20	$158,671	$(100)	$556	$22,455	$181,602

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year Ended June 30,

	2006	2005	2004

Cash flows from operating activities:
Net income	$7,097	$7,439	$5,394
Adjustments to reconcile net income to net cash provided by operating activities-
Amortization of intangibles	3,225	1,795	1,049
Depreciation	421	290	261
In-process research and development	—	300	—
Non-cash share-based compensation	3,386	—	—
Tax benefit related to stock options	—	114	2,005
Deferred income tax benefit	(820)	(3)	141
Changes in operating assets and liabilities, net of effect from acquisitions-
Accounts receivable	1,062	(6,156)	509
Inventories	(1,144)	(1,596)	(22)
Prepaid expenses and other	1,033	(753)	(820)
Accounts payable	(451)	2,641	1,478
Accrued expenses	(5,493)	3,143	629
Deferred revenue	115	33	284

Net cash provided by operating activities	8,431	7,247	10,908

Cash flows from investing activities:
Acquisition of Maxspeed, net of cash acquired	(11,982)	—	—
Purchase of TeleVideo thin client business	(3,520)	—	—
Purchase of Visara thin client business	(2,107)	(3,804)	—
Purchase of ThinTune thin client business, net of cash acquired	—	(10,087)	—
Purchase of Qualystem S.A.S. business, net of cash acquired	—	(4,232)	—
Purchase of Mangrove S.A.S. business, net of cash acquired	—	(2,744)	—
Purchase of TeemTalk software business	—	—	(9,995)
Purchases of intangible assets	—	—	(125)
Purchases of short-term investments	(28,338)	(48,829)	(39,470)
Sales of short-term investments	36,188	52,177	4,444
Purchases of property and equipment	(1,498)	(157)	(198)

Net cash used in investing activities	(11,257)	(17,676)	(45,344)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	71,155	—	24,609
Exercise of stock options and warrants	7,896	1,445	884
Excess tax benefit from share-based payment arrangements	1,661	—	—
Repayments of capital leases	—	(6)	(6)
Expenses for prior issuance of common stock	—	—	(3)

Net cash provided by financing activities	80,712	1,439	25,484

Effect of foreign exchange rate changes on cash	52	156	57

Increase (decrease) in cash and cash equivalents	77,938	(8,834)	(8,895)
Cash and cash equivalents, beginning of year	8,285	17,119	26,014

Cash and cash equivalents, end of year	$86,223	$8,285	$17,119

Supplemental cash flow disclosures:
Cash paid for income taxes	$6,189	$918	$261
Issuance of common stock for purchase of Mangrove Systems, S.A.S.	—	1,300	—

See accompanying notes to consolidated financial statements.

Back to Index

Note 1.	Organization and Summary of Significant Accounting Policies

Neoware, Inc. (the “Company”) provides thin client computing solutions. Our thin client software and devices enable organizations to enhance security, improve manageability, increase reliability and lower the up-front and ongoing cost of computing. Our software powers, secures and manages thin client devices and traditional personal computers, enabling these devices to run Windows® and web applications across a network, as well as to connect to mainframes, mid-range, UNIX and Linux systems. We differentiate our thin client computing solutions by using a software-centric approach that is focused on providing standards-based technology that enables our customers to integrate our solutions into their existing IT infrastructure, leveraging their existing investments and lowering the overall cost of deployment and implementation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include judgments related to revenue recognition; the valuation of intangibles and goodwill; accounting for income taxes; and stock-based compensation. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior years’ consolidated statements of operations to conform to the current presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

Short-Term Investments

The Company classifies its investments as available-for-sale securities or held-to-maturity securities. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. To date, unrealized gains and losses have been immaterial. Held-to-maturity investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. Held-to-maturity investments consist of debt securities which the Company has the ability and the intention to hold these investments to maturity and accordingly, they are not adjusted for temporary declines in their fair value. The contractual maturities of short-term investment are a year or less. Differences between cost and fair value of held-to-maturity investments are not material.

The following table provides a summary of short-term investments (in thousands):

	June 30,

	2006	2005

Held-to-maturity:
Certificates of deposit	$315	$5,049
Available-for-sale:
Auction rate debt securities	27,588	29,825

	$27,903	$34,874

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Financial Instruments

The Company’s financial instruments, primarily cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the remaining lease term, if shorter. The estimated useful life of furniture and equipment and computer equipment is generally three to seven years and the estimated useful life of leasehold improvements is generally seven years.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent acquired technology, customer and distribution relationships, non-compete agreements and tradenames acquired.

Back to Index

Equity-Based Compensation

In July 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. The Company adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Classification of Stock-Based Compensation Expense

Stock-based compensation is as follows (in thousands):

	Year Ended June 30,

	2006	2005	2004

Cost of revenues	86	—	—
Selling and marketing	1,238	—	—
Research and development	394	—	—
General and administrative	1,668	—	—

	$3,386	$—	$—

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

Fair Value Disclosures – Prior to SFAS No. 123R Adoption

Before the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 to account for its stock-based awards. Under APB Opinion No. 25, the Company was not required to recognize compensation expense for the cost of stock options. Had the Company adopted SFAS No. 123 at the beginning of fiscal 2005, the impact would have been as follows:

	Year Ended June 30,

	2005	2004

Net income
As reported	$7,439	$5,394
Less:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,410)	(3,014)
Stock-based employee compensation expense related to acceleration of certain unvested stock options, net of tax	(3,300)	—

Pro forma	$729	$2,380

Basic earnings per share:
As reported	$0.47	$0.34

Pro forma	$0.05	$0.15

Diluted earnings per share:
As reported	$0.46	$0.34

Pro forma	$0.05	$0.15

The fair value of the Company’s stock-based awards to employees during fiscal 2005 and 2004 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	7 years
Expected and weighted average volatility	110% - 121%
Risk-free rate	3.1% - 4.1%

The above assumptions were used to determine the weighted average per share fair value of $8.55 and $13.93 for stock options granted during fiscal 2005 and 2004, respectively.

Valuation Assumptions for Options Granted during Fiscal 2006

The fair value of each stock option granted during fiscal 2006 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the following valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	5.5 years
Expected volatility	74% - 87%
Weighted average volatility	77%
Risk-free rate	3.9% - 5.2%

Back to Index

The above assumptions were used to determine the weighted average per share fair value of $11.22 for stock options granted during fiscal 2006.

Equity Compensation Plans

In December 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”), and the 1995 Stock Option Plan and the 2002 Non-Qualified Stock Option Plan were terminated as to any shares then available for future grant. The 2004 Plan permits the Company to grant equity-based awards to its directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the terminated plans on or after December 1, 2004. Under the terms of the 2004 Plan, the exercise price of options granted cannot be less than the fair market value on the date of grant. Non-employee director options that are automatically granted upon the person first becoming a director vest and become exercisable six months after the date of grant and options granted annually vest and become exercisable for one-half the shares six months from the date of grant and for the balance of the grant one year from the date of grant. All options that have been granted expire ten years from the grant date, although the committee or board may define vesting and expiration dates for all options granted under the 2004 Plan, except for automatic grants of options to non-employee directors and provided that the term does not exceed 10 years, or five years for ISOs granted to optionees who are holders of 10% or more of the Company’s stock.

In May 2005, the Company’s Board of Directors approved the acceleration of the vesting of unvested stock options held by employees that had option exercise prices of greater than $14.00 per share. The Company’s stock price had ranged from $6.30 to $12.23 over the previous twelve months. As a result of the acceleration, options to purchase 532,376 shares of the Company’s common stock became immediately exercisable. Of these options, approximately seventy percent were scheduled to vest within the next eighteen months. The decision to accelerate vesting of these stock options was made to avoid recognizing compensation cost in the Consolidated Statements of Operations in future financial statements upon the Company’s adoption of SFAS No. 123R on July 1, 2005 and because the Board believed that the incentive and retention value of these options was significantly lower than their valuation using the Black-Scholes methodology. The Company estimates that the accelerated vesting of the stock options reduced stock-based compensation expense (pre-tax) by approximately $2.9 million in fiscal 2006, based on valuation calculations using the Black Scholes methodology.

Currently, the Company’s primary type of stock-based compensation consists of stock options, generally vesting over four years. The Company funds shares issued upon exercise out of available authorized shares.

A summary of the status of the Company’s stock option plans as of June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)

Outstanding as of June 30, 2005	2,253,075	$11.81
Granted	447,415	15.59
Exercised	(679,547)	11.62
Terminated	(64,375)	11.02

Outstanding as of June 30, 2006	1,956,568	12.75	8.0	$2,924

Options exercisable at June 30, 2006	820,690	$14.32	7.0	$656
Options expected to vest at June 30, 2006	766,718	$11.62	8.7	$2,269
Options available for future grants at June 30, 2006	392,520

The total intrinsic value of options exercised in fiscal 2006 was $6.3 million. Upon exercise of stock options, the Company issues authorized, but unissued shares.

As of June 30, 2006, there was $5.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to stock options granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.5 years.

The 2004 Plan permits the Company to grant restricted stock which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, are determined by the Compensation Committee of the Board of Directors. The plan provides that restricted stock will not vest in full in less than three years if vesting is based on continued employment and in not less than one year if vesting is based on the achievement of performance criteria, other than as determined by the Committee upon a change in control or upon the participant’s death or termination of service, other than for cause.

Back to Index

During fiscal 2006, the Company granted to an employee 11,290 shares of restricted stock that vest over three years from the dates of grant. The aggregate value of the awards was $150,000 on the dates of grant. The Company is recognizing compensation expense related to this award on a straight-line basis over the vesting period. Changes in the Company’s restricted stock for fiscal 2006 were as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested as of June 30, 2005	—	$—
Granted	11,290	13.29

Unvested as of June 30, 2006	11,290	13.29

As of June 30, 2006, there was $95,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.3 years.

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

The Company records sales and value added taxes that are externally imposed on a revenue producing transaction between a seller and a customer on a net basis in the statements of operations.

Research and Development

Costs incurred in the development of new software products are charged to expense as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized. Capitalized software costs are amortized to cost of revenues over the expected life of the product, not to exceed three years. There were no capitalized software costs or related expense during fiscal 2006, 2005 or 2004 because there were no development costs incurred after the establishment of technological feasibility.

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

The following table sets forth sales to customers comprising 10% or more of the Company’s net revenue and accounts receivable balances:

	Year Ended June 30,

	2006		2005	2004

Net revenues
Lenovo	17%		5%	*
IBM	*		14%	18%
North American customer	11%		*	*
North American distributor	*	%	10%	*
European distributor	*	%	*	10%

	June 30,

	2006	2005

Accounts receivable
Lenovo	* %	18%
North American customer	17%		*
Billing agent for Lenovo	11%	*	%
(*)	Amounts do not exceed 10% for such period

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

Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa (EMEA) represented approximately 33%, 40% and 44% of net revenues, respectively, in fiscal 2006, 2005 and 2004, including net revenue from sales to the United Kingdom of 12% in fiscal 2005 and 2004. No single country accounted for more than 10% of net revenue in fiscal 2006.

Back to Index

The Company depends upon a limited number of single source suppliers for the design and manufacture of its thin client devices and for several of the components in them. During fiscal 2005, the Company accommodated one of its suppliers by purchasing products for inventory in advance of the Company’s contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier that the Company added in fiscal 2005 required an advance payment of $1.1 million at June 30, 2005, which was recorded as a prepaid expense, to fund a portion of the initial start up production quantities related to a larger order. Although the Company has identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit the Company’s ability to ship product to fully meet customer demand. If this were to happen, the Company’s revenue would decline and its profitability would be adversely impacted.

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

Comprehensive Income (Loss)

The Company classifies items of other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in-capital in the equity section of the consolidated balance sheets. Excluding net income, the Company’s source of other comprehensive income (loss) is unrealized income (loss) relating to foreign currency exchange rate fluctuations.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected in accumulated other comprehensive income within stockholders’ equity. Foreign currency gains and losses are recognized in connection with transactions settled in a foreign currency in the accompanying consolidated statements of operations.

Impairment of Goodwill

The Company reviews goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangibles Assets”. SFAS No. 142 requires that the Company perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. The Company operates in one reporting unit and performs its annual SFAS No. 142 impairment test as of June 30 of each year. As of June 30, 2006 and 2005, the fair value of the Company exceeded its carrying value and, accordingly, goodwill and intangible assets with indefinite useful lives were not impaired.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets with estimable useful lives, for impairment whenever an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. The Company assesses impairment of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event of an impairment indicator, the Company would determine the recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized would be the amount by which the carrying amount exceeds the fair market value of the asset. Management does not believe that there were any triggering events in fiscal 2006, 2005 or 2004.

Back to Index

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are still evaluating Interpretation No. 48.

In December 2004, the FASB issued FASB Statement No.151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement was effective for the Company for inventory costs incurred on or after July 1, 2006. The adoption of this Statement did not have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement was effective for the Company for nonmonetary asset exchanges occurring on or after July 1, 2005. The adoption of this Statement did not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after July 1, 2006.

In March 2005, the FASB issued FASB Interpretation No 47 Accounting for Conditional Asset Retirement Obligations which requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted the provisions of FIN 47 on June 30, 2006. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s financial statements.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer. The Company’s estimated deduction is approximately $83,000 for the year ended June 30, 2006 and was accounted for as a special deduction rather than as a tax rate reduction in accordance with FSP No. 109-1.

In December 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (Job Act) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 is effective immediately and the Job Act was enacted in October 2004. FSP No. 109-2 allows for time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company did not repatriate any foreign earnings pursuant to the Job Act.

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

Note 2.	Business Combinations

Fiscal 2006 Acquisitions

Maxspeed Corporation

In November 2005, the Company completed the acquisition, pursuant to a merger, of Maxspeed Corporation (“Maxspeed”), a provider of thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Shanghai, China. Before taking into account Maxspeed’s cash balance, the initial consideration paid by the Company was $19.3 million in cash, including transaction costs, subject to adjustment based on a final determination, to be made at the Company’s election, of Maxspeed’s cash and net working capital at closing. Additionally, $1.4 million of the consideration was held back to fund restructuring costs that were identified as of the closing date. If actual restructuring costs are less than $1.4 million, the difference will be distributed to the Maxspeed shareholders. A total of $800,000 in restructuring costs have been incurred through June 30, 2006 for termination of employees and lease restructuring. In addition, up to $4.0 million of contingent consideration may be paid to the common shareholders of Maxspeed based upon the achievement of defined revenues through December 2006.

The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price, based on an independent valuation, is as follows (in thousands).

Cash and equivalents	$7,290
Short-term investments	877
Inventory	3,468
Deferred taxes	4,617
Other assets	1,041
Customer relationships	2,500
Acquired technology	1,100
Non-compete agreements	1,100
Goodwill	2,294
Accounts payable and accrued expenses	(3,615)
Restructuring reserve	(1,400)

19,272
Less cash acquired	(7,290)

$11,982

The purchase price is subject to potential adjustment, including but not limited to, the reversal of the valuation allowance related to the Maxspeed deferred tax asset adjustment for the fair value of a cost basis investment, and achievement of contingent consideration.

The results of operations of Maxspeed have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Maxspeed’s business as if the acquisition were consummated on July 1, 2004.

Back to Index

TeleVideo, Inc.

In October 2005, the Company completed the acquisition of the thin client business of TeleVideo, Inc. (“TeleVideo”) for $3.5 million in cash, including transaction costs. The Company acquired substantially all of the assets of TeleVideo’s thin client business, including all thin client assets, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The Company has completed the preliminary allocation of the preliminary purchase price, based on an independent valuation, as follows: $2.3 million to goodwill, $1.1 million to customer relationships, and $100,000 to tradenames.

The results of operations of the TeleVideo thin client business have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the TeleVideo thin client business as if the acquisition were consummated on July 1, 2004.

Fiscal 2005 Acquisitions

Qualystem Technology S.A.S.

In April 2005, the Company acquired all of the outstanding stock of Qualystem Technology S.A.S. (Qualystem), a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients, for $4.5 million in cash, including transaction costs.

The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated, based on an independent valuation, as follows (in thousands):

Cash	$270
Short-term investments	44
Other assets	173
Liabilities	(316)
In-process research and development	300
Acquired technology	600
Non-compete agreements	200
Goodwill	3,231

4,502
Less cash acquired	(270)

$4,232

The acquired in-process research and development was expensed and the related charge is included in income from operations for the year ended June 30, 2005. The results of operations of the Qualystem business have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Qualystem as if the acquisition was consummated on July 1, 2004.

ThinTune Thin Client Business

In March 2005, the Company acquired the ThinTune thin client business of eSeSIX Computer GmbH (eSeSIX Computer) and on March 4, 2005 acquired all of the outstanding stock of eSeSIX Information-Technologies (eSeSIX Tech), eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer and eSeSIX Tech are collectively referred to as the ThinTune thin client business. The purchase consideration was $10.1 million in cash, including transaction costs.

Back to Index

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

$10,087

The results of operations of the ThinTune business have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the ThinTune business as if the acquisition was consummated on July 1, 2004.

Mangrove Systems S.A.S.

In January 2005, the Company acquired all of the outstanding stock of Mangrove Systems S.A.S. (Mangrove), a provider of Linux software solutions, for $2.8 million in cash, including transaction costs, and 153,682 shares of the Company’s common stock valued at $1.3 million.

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

$2,744

The results of operations of Mangrove have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Mangrove as if the acquisition was consummated on July 1, 2004.

Visara International, Inc.

In September 2004, the Company acquired the thin client business of Visara International, Inc. (Visara), for $3.8 million in cash, including transaction costs, plus a potential earn-out. In fiscal 2006 $2.1 million related to the earn-out was paid and recorded as additional goodwill.

The Company acquired substantially all of the assets of the Visara thin client business, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated, based on an independent valuation, as follows: $4.3 million to goodwill, $1.0 million to acquired technology and $650,000 to customer relationships.

Back to Index

The results of operations of the Visara thin client business have been included in the Company’s statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Visara thin client business as if the acquisition was consummated on July 1, 2004.

Fiscal 2004 Acquisitions

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

Pro Forma Results of Operations

The following unaudited pro forma information presents the results of the Company’s operations as though the Maxspeed, TeleVideo, Qualystem, ThinTune, Mangrove and Visara acquisitions had been completed as of July 1, 2004. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2004 or the results that may occur in the future (in thousands, except per share data):

	Year Ended June 30,

	2006	2005

Total net revenue	$111,326	$102,842
Net income	5,307	2,901
Basic earnings per share	0.30	0.18
Diluted earnings per share	0.29	0.18
Note 3.	Inventory

Inventory consists of the following (in thousands):

	Year Ended June 30,

	2006	2005

Purchased components and subassemblies	$3,243	$417
Finished goods	4,491	2,634

	$7,734	3,051

Note 4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	Year Ended June 30,

	2005	2004

Computer equipment and software	$2,304	$1,965
Office furniture and equipment	1,013	577
Leasehold improvements	503	484

	3,820	3,026
Less – accumulated depreciation and amortization	(2,234)	(2,610)

	$1,586	416

Back to Index

Depreciation and amortization expense was $421,000, $290,000 and $261,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Note 5.	Goodwill and Intangible Assets

The carrying amount of goodwill was $37.8 million and $31.2 million at June 30, 2006 and 2005, respectively. Goodwill increased by $2.3 million resulting from the acquisition of Maxspeed, $2.1 million for contingent consideration paid to Visara, $2.3 million from the purchase of TeleVideo, and $348,000 for the impact of changes in foreign exchange rates and decreased by $448,000 for the reversal of a valuation allowance on deferred taxes related to Qualystem that can be utilized.

Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. The following table provides a summary of the Company’s intangible assets (in thousands):

		June 30, 2006

	Estimated useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$360	$—	$360
Non-compete agreements	2-5 years	1,700	448	1,252
Customer relationships	2-5 years	7,350	2,031	5,319
Distributor relationships	5 years	2,325	2,079	246
Acquired technology	5-10 years	7,506	2,508	4,998

		$19,241	$7,066	$12,175

		June 30, 2005

	Estimated useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$259	$—	$259
Non-compete agreements	2-5 years	551	47	504
Customer relationships	2-5 years	3,770	843	2,927
Distributor relationships	5 years	2,325	1,614	711
Acquired technology	5-10 years	6,081	1,096	4,985

		$12,986	$3,600	$9,386

The weighted average remaining lives of the intangible assets as of June 30, 2006 are as follows:

Non-compete agreements	2.7 years
Customer relationships	3.9 years
Distributor relationships	0.9 years
Acquired technology	3.9 years

Amortization expense of intangible assets is set forth below (in thousands):

	Year Ended June 30,

	2006	2005	2004

Non-compete agreements	$368	$50	$—
Customer relationships	1,192	603	262
Distributor relationships	465	465	457
Acquired technologies	1,200	677	330

	$3,225	1,795	1,049

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

Back to Index

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense or changes in foreign currency exchange rates) (in thousands):

Year Ending June 30,	Future Amortization

2007	$3,440
2008	3,223
2009	2,790
2010	1,850
2011	487
Thereafter	25

$11,815

Note 6.	Offering Basis Loan Agreement

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

The Company leases its principal facilities, an automobile, and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from three months to three years. Rent expense under these leases was $910,000, $584,000 and $519,000 in fiscal 2006, 2005 and 2004, respectively.

The following table provides future minimum lease payments under operating leases at June 30, 2006 (in thousands):

Year Ending June 30,

2007	$981
2008	804
2009	635
2010	444
2011	456
Thereafter	567

$3,887

The Company has arrangements with certain officers that provide for certain levels of base compensation, fringe benefits and incentives. Some of the arrangements provides for salary continuance of up to one year if terminated upon certain conditions. In addition, all of the agreements provide for severance payments in the event of a change in control and the officer is not extended a similar position after the change in control. If a change of control had occurred on June 30, 2006, and all of the executive officers had been terminated, the severance obligations would have aggregated approximately $2.7 million and we are further obligated to accelerate the vesting of certain officers unvested stock options.

The Company also has open purchase obligations for thin client products from its vendors totaling $25.1 million as of June 30, 2006.

The Company, in the normal course of business, may be party to various claims. Management believes that the ultimate resolution of any such claims would not have a material impact on the Company’s financial position or operating results.

Back to Index

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

The changes in the Company’s warranty liability are as follows (in thousands):

Accrued warranty cost at June 30, 2005	$896
Settlements made	(558)
Provisions for warranties	548
Warranty obligation assumed in Maxspeed acquisition	291

Accrued warranty cost at June 30, 2006	$1,177

Note 9.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,

	2006	2005	2004

Federal
Current	$3,483	$2,841	$1,413
Deferred	(725)	(164)	125

State
Current	365	209	193
Deferred	(67)	62	16

Foreign
Current	857	414	522
Deferred	94	63	—

	$4,007	$3,425	$2,269

The tax benefits associated with employee stock options activity reduced taxes currently payable by approximately $1.7 million, $114,000, and $2.0 million in fiscal 2006, 2005 and 2004, respectively. This benefit was recorded as an increase in additional paid-in capital.

Back to Index

The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Year Ended June 30,

	2006	2005	2004

Federal tax at statutory rate	34.0%	34.0%	34.0%
State taxes	1.8	1.6	1.7
Impact of foreign taxes	0.5	1.0	(0.9)
Impact of EIE	(2.1)	(3.4)	(7.9)
Research and experimentation tax credit	—	—	(1.0)
Statutory stock options – 123R	6.0	—	—
Tax exempt interest	(4.9)	(1.7)	—
Non-deductible expenses and other	0.8	—	3.7

	36.1%	31.5%	29.6%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended June 30,

	2006	2005

Deferred tax assets:
Net operating loss and capital loss carryforwards	$6,940	$1,348
Deferred revenue and accruals not currently deductible	2,283	913
R&E and other credit carryforwards	782	—
Other	1,196	268

Deferred tax assets	11,201	2,529
Valuation allowance	(2,348)	(722)

	8,853	1,807
Deferred tax liabilities:
Goodwill and intangible assets – difference in basis and amortization periods	(3,586)	(1,943)

Net deferred tax (liabilities) assets	$5,267	$(136)

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

As of June 30, 2006, the Company had state tax loss carryforwards in multiple jurisdictions with various expiration dates. The Company believes that, except for pre-acquisition state tax loss carryforwards of Maxspeed, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

As of June 30, 2006, the Company has, through its acquisition of Maxspeed, Federal net operating loss carryforwards of approximately $14.9 million which will expire from 2018 to 2023; Federal research and experimentation credits of approximately $523,000 which will expire from 2017 to 2019; state tax net operating loss carryforwards of approximately $6.8 million with various expiration dates; and state tax credit carryforwards of $392,000 with various expiration dates.

In connection with the fiscal 2006 acquisition of Maxspeed, Maxspeed incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986. As a result, the availability of tax net operating loss carryforwards realized by Maxspeed prior to the change in ownership, totaling approximately $14.9 million, to offset post-acquisition taxable income is limited to approximately $1.3 million annually for the first five years after the date of acquisition and to approximately $798,000 thereafter, except with respect to taxable income, if any, attributable to sales of pre-acquisition assets.

As of June 30, 2006, the Company had a valuation allowance for foreign net operating loss carryforwards and certain state and capital loss carryforwards and credits of $2.3 million compared to $722,000 at June 30, 2005. The net increase in the valuation allowance of $1.6 million is primarily due to the additional deferred tax assets and state loss carryforwards and research & experimentation credit carryforwards that arose from the acquisition of Maxspeed during the year. To the extent that the Company realizes the benefit from these acquired deferred tax assets, goodwill will be adjusted.

Back to Index

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently.

Note 10.	Earnings per Share

The following table sets forth the computation of basic and diluted earning per share (in thousands, except share and per share data):

	Year Ended June 30,

	2006	2005	2004

Net income	$7,097	$7,439	$5,394

Weighted average shares outstanding:
Basic	17,665	15,931	15,683
Effect of dilutive warrants and employee stock options	440	271	337

Diluted	18,105	16,202	16,020

Earnings per common share:
Basic	$0.40	$0.47	$0.34

Diluted	$0.39	$0.46	$0.34

For the years ended June 30, 2006, 2005 and 2004, an aggregate of 93,250, 1,353,881and 659,863, stock options and warrants, respectively, were excluded from the calculation of dilutive earnings per share because their inclusion would have been anti-dilutive.

Back to Index

Note 11.	Benefit Plan

The Company sponsors a 401(k) saving plan (the “Plan”) for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and the Company makes a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. The Company’s contributions were $85,000, $71,000 and $78,000 in fiscal 2006, 2005 and 2004, respectively.

Note 12.	Related Party Transactions

For the fiscal year ended June 30, 2006, 2005 and 2004 the Company had sales of $84,000, $91,000 and $131,000, respectively to a customer of which one of the Company’s directors is an executive officer and director. Accounts receivable from this customer was $22,000 and $15,000 at June 30, 2006 and 2005, respectively.

Note 13.	Unaudited Quarterly Results

The following table sets forth certain unaudited consolidated financial data for each of the quarters within the fiscal years ended June 30, 2006 and 2005. This information has been derived from the Company’s Consolidated Financial Statements, and in management’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods (in thousands, except per share data).

	Fiscal Year 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$26,543	$29,337	$27,787	$23,552
Gross profit	10,701	12,905	12,096	8,650
Operating income	2,635	3,661	3,119	(189	) (a)
Net income	1,841	2,541	2,313	402
Earnings per share:
Basic	$0.11	$0.15	$0.13	$0.02
Diluted	$0.11	$0.15	$0.12	$0.02
Weighted average shares outstanding:
Basic	16,271	16,492	18,023	19,874
Diluted	16,434	17,088	18,848	20,408

	Fiscal Year 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net revenue	$16,303	$20,471	$19,001	$23,009
Gross profit	7,090	8,745	8,253	10,126
Operating income	1,966	3,151	2,444	2,727
Net income	1,387	2,066	1,765	2,221
Earnings per share:
Basic	$0.09	$0.13	$0.11	$0.14
Diluted	$0.09	$0.13	$0.11	$0.14
Weighted average shares outstanding:
Basic	15,799	15,754	16,061	16,219
Diluted	16,136	16,188	16,404	16,406

(a) Includes revenue reserves of $675,000 for amounts invoiced in the fourth quarter of fiscal 2006 and a provision for doubtful accounts of $385,000 related to one of the Company's German distributors.

Back to Index

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended June 30,

	2006	2005	2004

	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of year	$761	$526	$553
Provision for doubtful accounts, net (a)	1,060	—	—
Provision assumed in acquisitions	84	359	—
Deductions	(51)	(124)	(27)

Balance at end of year	$1,854	$761	$526

(a) Includes revenue reserve of $675,000 for amounts invoiced in the fourth quarter of fiscal 2006.

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Neoware , Inc.:

We have audited the accompanying consolidated balance sheets of Neoware, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index in Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoware, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 123R, “Share-Based Payment,” on July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neoware, Inc’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania September 13, 2006

Back to Index

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Exchange Act Rule 13A-15(f). We have assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.

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

Based on this assessment, we have determined that as of June 30, 2006, Neoware has effective internal control over financial reporting.

KPMG LLP has issued an audit report on management’s assessment of our internal control over financial reporting, which appears on page 70.

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Neoware, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing on page 69 that Neoware, Inc. maintained effective internal control over financial reporting as June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Neoware, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Neoware, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Neoware, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neoware, Inc and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 13, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report with respect to the consolidated financial statements of Neoware, Inc. as of June 30, 2006 and 2005 and for each of the years in the three-year period ended June 30, 2006 contains an explanatory paragraph regarding the adoption of SFAS No. 123R “Share-Based Payment,” on July 1, 2005.

/s/ KPMG LLP
Philadelphia, Pennsylvania September 13, 2006