Form 10-Q
period 2006-09-30
NEOWARE INC
filed 2006-11-09
CIK 894743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2006
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

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

Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(Check one):

Yes  No

As of November 3, 2006, there were 19,945,266 outstanding shares of the Registrant’s Common Stock.

NEOWARE, INC.

Back to Index

NEOWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$21,657	$19,328
Short-term investments	88,756	94,798
Accounts receivable, net	15,145	16,877
Inventories, net	9,405	7,734
Prepaid income taxes	2,848	1,544
Prepaid expenses and other	2,489	1,687
Deferred income taxes	1,866	1,866

Total current assets	142,166	143,834
Property and equipment, net	1,559	1,586
Goodwill	38,093	37,761
Intangibles, net	11,312	12,175
Deferred income taxes	4,093	4,156
Other	80	61

	$197,303	$199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,942	$8,989
Accrued compensation and benefits	1,768	2,021
Other accrued expenses	5,059	4,159
Restructuring reserve	545	600
Income taxes payable	150	158
Deferred revenue	1,038	973

Total current liabilities	13,502	16,900
Deferred income taxes	773	755
Deferred revenue	316	316

Total liabilities	14,591	17,971

Stockholders’ equity:
Preferred stock	—	—
Common stock	20	20
Additional paid-in capital	160,336	158,671
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income	1,053	556
Retained earnings	21,403	22,455

Total stockholders’ equity	182,712	181,602

	$197,303	$199,573

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,

	2006	2005

Net revenues	$21,560	$26,543

Cost of revenues
Cost of products (includes stock-based compensation expense of $26 and $19 for the three months ended September 30, 2006 and 2005)	14,038	15,569
Amortization of intangibles	336	273

Total cost of revenues	14,374	15,842

Gross profit	7,186	10,701

Operating expenses
Sales and marketing	4,412	4,169
Research and development	1,774	1,284
General and administrative	2,617	2,298
Amortization of intangibles	589	315

Total operating expenses (includes stock-based compensation expense of $907 and $701 for the three months ended September 30, 2006 and 2005)	9,392	8,066

Operating income (loss)	(2,206)	2,635
Foreign exchange gain (loss)	(27)	9
Interest income, net	981	244

Income (loss) before income taxes	(1,252)	2,888
Income tax expense (benefit)	(200)	1,047

Net income (loss)	$(1,052)	$1,841

Earnings (loss) per share:
Basic	$(.05)	$0.11

Diluted	$(.05)	$0.11

Weighted average number of common shares outstanding:
Basic	19,943	16,271

Diluted	19,943	16,434

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(1,052)	$1,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Amortization of intangibles	925	588
Depreciation	138	89
Non-cash share-based compensation	933	720
Deferred income taxes	65	—
Changes in operating assets and liabilities- net of effect from acquisition-
Accounts receivable	1,813	(410)
Inventories	(1,671)	(587)
Prepaid expenses and other	(2,122)	605
Accrued compensation and benefits	(255)	(953)
Accounts payable	(4,049)	(132)
Other accrued expenses	834	25
Income taxes payable	(8)	(1,271)
Deferred revenue	59	5

Net cash provided by (used in) operating activities	(4,390)	520

Cash flows from investing activities:
Purchase of short-term investments	(34,455)	(900)
Sales of short-term investments	40,496	4,250
Purchases of property and equipment	(110)	(174)

Net cash provided by investing activities	5,931	3,176

Cash flows from financing activities:
Expense incurred related to the issuance of common stock	(3)	—
Exercise of stock options	36	161
Excess tax benefit from share-based payment arrangements	699	446

Net cash provided by financing activities	732	607

Effect of foreign exchange rate changes on cash	56	(38)

Increase in cash and cash equivalents	2,329	4,265
Cash and cash equivalents, beginning of period	19,328	8,285

Cash and cash equivalents, end of period	$21,657	$12,550

Supplemental disclosures:
Cash paid for income taxes	$309	$2,647

See accompanying notes to consolidated financial statements.

Back to Index

NEOWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Neoware, Inc. and Subsidiaries have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial statements. These statements, while unaudited, reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures included in financial statements have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2006, filed with the Securities and Exchange Commission on September 13, 2006.

Note 2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are still evaluating the impact Interpretation No. 48 will have on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company will adopt EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 is not expected to have an impact on our consolidated financial statements.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt Statement No. 157 as of July 1, 2008. The adoption of Statement No. 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. We will adopt SAB No. 108 as of July 1, 2007. We have not determined the impact SAB No. 108 will have on our consolidated financial statements.

Back to Index

Note 3. Equity-Based Compensation

Accounting for Employee Stock Award Plans

In July 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock Based Compensation,” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amended SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. We adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Classification of Stock-Based Compensation Expense

Stock-based compensation is as follows (in thousands):

	Three Months Ended

	September 30,

	2006	2005

Cost of revenues	$26	$19
Selling and marketing	355	250
Research and development	95	105
General and administrative	457	346

	$933	$720

Tax Effect related to Stock-Based Compensation Expense

SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a non-deductible expense for income tax purposes.

Valuation Assumptions for Options Granted during Fiscal 2007

The fair value of each stock option granted during fiscal 2007 was estimated at the date of grant using Black-Scholes, assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	5.5 years
Expected volatility	76.7%
Weighted average volatility	76.7%
Risk-free rate	4.5% - 5.1%

The above assumptions were used to determine the weighted average per share fair value of $9.26 for stock options granted during fiscal 2007.

Back to Index

Equity Compensation Plans

In December 2004, our stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”), and the 1995 Stock Option Plan and the 2002 Non-Qualified Stock Option Plan were terminated as to any shares then available for future grant. The 2004 Plan permits us to grant equity-based awards to our directors, executives and a broad-based category of employees. The 2004 Plan provides for the issuance of up to 1,500,000 shares of common stock plus all outstanding options which terminate, expire or are canceled under the terminated plans on or after December 1, 2004. Under the terms of the 2004 Plan, the exercise price of options granted cannot be less than the fair market value on the date of grant. Non-employee director options that are automatically granted upon the person first becoming a director vest and become exercisable six months after the date of grant and options granted annually vest and become exercisable for one-half the shares six months from the date of grant and for the balance of the grant one year from the date of grant. All options that have been granted expire ten years from the grant date, although the committee or board may define vesting and expiration dates for all options granted under the 2004 Plan, except for automatic grants of options to non-employee directors and provided that the term does not exceed 10 years, or five years for ISOs granted to optionees who are holders of 10% or more of our stock.

In May 2005, our Board of Directors approved the acceleration of the vesting of unvested stock options held by employees that had option exercise prices of greater than $14.00 per share. Our stock price had ranged from $6.30 to $12.23 over the previous twelve months. As a result of the acceleration, options to purchase 532,376 shares of our common stock became immediately exercisable. Of these options, approximately seventy percent were scheduled to vest within the next eighteen months. The decision to accelerate vesting of these stock options was made to avoid recognizing compensation cost in the Consolidated Statements of Operations in future financial statements upon our adoption of SFAS No. 123R on July 1, 2005 and because the Board believed that the incentive and retention value of these options was significantly lower than their valuation using the Black-Scholes methodology. We estimate that the accelerated vesting of the stock options reduced stock-based compensation expense on a pre-tax basis by approximately $2.9 million in fiscal 2007, based on valuation calculations using the Black Scholes methodology.

Currently, our primary type of stock-based compensation consists of stock options, generally vesting over four years. We fund shares issued upon exercise out of available authorized shares.

A summary of the status of our stock option plans as of September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term (years)	Intrinsic Value (in thousands)

Outstanding as of June 30, 2006	1,956,568	$12.75
Granted	258,500	13.58
Exercised	(7,721)	3.55
Terminated	(38,938)	14.60

Outstanding as of September 30, 2006	2,168,409	12.85	8.0	$27,866

Options exercisable at September 30, 2006	890,691	$14.02	6.9	$12,489
Options expected to vest at September 30, 2006	909,224	$12.03	8.7	$10,942
Options available for future grants at September 30, 2006	172,958

The total intrinsic value of options exercised in fiscal 2007 was $72,000. Upon exercise of stock options, we issue authorized, but unissued shares.

As of September 30, 2006, there was $7.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to stock options granted under our stock option plans. This cost is expected to be recognized over a weighted-average period of 2.3 years.

The 2004 Plan permits us to grant restricted stock which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, are determined by the Compensation and Stock Option Committee of the Board of Directors. The plan provides that restricted stock will not vest in full in less than three years if vesting is based on continued employment and in not less than one year if vesting is based on the achievement of performance criteria, other than as determined by the Committee upon a change in control or upon the participant’s death or termination of service, other than for cause.

Back to Index

During fiscal 2007, we did not grant any restricted stock. Changes in our restricted stock for fiscal 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value

Unvested as of June 30, 2006	11,290	$13.29
Vested	(4,596)	10.88

Unvested as of September 30, 2006	6,694	14.94

As of September 30, 2006, there was $77,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.7 years.

Note 4. Reclassification and Revision

The June 30, 2006 consolidated balance sheet has been revised to reflect a reclassification of $66.9 million from cash and cash equivalents to short-term investments. This revision did not impact the consolidated statement of operations for the year ended June 30, 2006. However, this revision increased cash flows used in investing activities from $11.3 million to $78.2 million and decreased the increase in cash and cash equivalents from $77.9 million to $11.0 million in the consolidated statement of cash flows for the year ended June 30, 2006. This revision did not impact the consolidated statement of operations or consolidated statement of cash flows for the three months ended September 30, 2005. The impact of this reclassification and revision on the previously issued consolidated balance sheet and statements of cash flows is as follows (in thousands):

June 30, 2006	As Reported	Adjustment	As Adjusted

Cash and cash equivalents	$86,223	$(66,895)	$19,328
Short-term investments	27,903	66,895	94,798
Net cash used in investing activities	(11,257)	(66,895)	(78,152)
Increase in cash and cash equivalents	77,938	(66,895)	11,094

Back to Index

Note 5. Goodwill and Intangible Assets

The carrying amount of goodwill was $38.1 million and $37.8 million at September 30, 2006 and June 30, 2006, respectively. Goodwill increased in fiscal 2007 due to the impact of changes in foreign exchange rates.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets (in thousands):

		September 30, 2006

	Estimated useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$363	$—	$363
Non-compete agreements	2-5 years	1,674	544	1,130
Customer relationships	2-5 years	7,379	2,418	4,961
Distributor relationships	5 years	2,325	2,180	145
Acquired technology	5-10 years	7,328	2,615	4,713

		$19,069	$7,757	$11,312

		June 30, 2006

	Estimated useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	Indefinite	$360	$—	$360
Non-compete agreements	2-5 years	1,700	448	1,252
Customer relationships	2-5 years	7,350	2,031	5,319
Distributor relationships	5 years	2,325	2,079	246
Acquired technology	5-10 years	7,506	2,508	4,998

		$19,241	$7,066	$12,175

The weighted average remaining lives of the intangible assets as of September 30, 2006 are as follows:

Non-compete agreements	2.5 years
Customer relationships	3.7 years
Distributor relationships	0.9 years
Acquired technology	3.6 years

The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended September 30,

	2006	2005

Non-compete agreements	$128	$35
Customer relationships	360	179
Distributor relationships	101	116
Acquired technologies	336	258

	$925	$588

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

Back to Index

The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense or changes in foreign currency exchange rates) (in thousands):

Year Ending June 30,	Future Amortization

Remainder of fiscal 2007	$2,566
2008	3,228
2009	2,796
2010	1,848
2011	486
2012	25

$10,949

Note 6. Comprehensive Income

Excluding net income, our sources of other comprehensive income (loss) are unrealized gains and losses relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,

	2006	2005

Net income (loss)	$(1,052)	$1,841
Foreign currency translation adjustment	497	(311)

Comprehensive income (loss)	$(555)	$1,530

Note 7. Revenue Recognition

Net revenues include sales of thin client appliance systems, which include the appliance device and related software, and services. We follow AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) for revenue recognition because the software component of the thin client appliance systems is more than incidental to the thin client appliance systems as a whole. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. To date, sale of standalone software products and services have not exceeded 10% of our consolidated revenue for any period.

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

Stock rotation rights and price protection are provided to certain distributors. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. Price protection provides for a rebate in the event we reduce the price of products for which the distributors have yet to sell to end-users. We reserve for these arrangements based on a specific review of known issues, historical experience and the level of inventories in the distribution channel and reduces current period revenue accordingly.

Product warranty costs are accrued at the time the related revenues are recognized. We offer fixed-price support and maintenance contracts, including extended warranties, to its customers ranging from one to five years. Revenue from these transactions is recognized over the related term.

We record sales and value added taxes that are externally imposed on a revenue producing transaction between a seller and a customer on a net basis in the statements of operations.

Back to Index

Note 8. Major Customers and Dependence on Suppliers

The following table sets forth sales to customers comprising 10% or more of our net revenue and accounts receivable balances:

	Three Months Ended September 30,

	2006	2005

Net revenues
North American distributor	11%	*
Lenovo	10%	10%
Customer A	*	22%
Customer B	*	12%

	September 30, 2006	June 30, 2006

Accounts receivable
European distributor	10%	*
Customer A	*	17%
Billing agent for Lenovo	*	11%
(*)	Amounts do not exceed 10% for such period

In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, we entered into a mirror agreement with Lenovo, under which Lenovo can purchase our products under the same terms as IBM. Our agreement with IBM remains in effect.

Under the IBM and Lenovo agreements, IBM and Lenovo sell our branded products to their customers. During the sales process, our sales and integration personnel work directly with the end customers, along with the support of IBM and Lenovo salespeople, thereby developing ongoing relationships with the customers. The strategy of selling our branded products and developing ongoing relationships with the end customers was designed to mitigate the risk of customer concentration from sales through IBM and Lenovo.

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

Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa (EMEA) represented approximately 41% and 27% of net revenues for the first quarter for fiscal 2007 and 2006, respectively. No single country accounted for more than 10% of net revenue in the first quarter for fiscal 2007 and 2006.

We depend upon a limited number of single source suppliers for the design and manufacture of its thin client devices and for several of the associated components. During fiscal 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier requires advances to fund production of our orders . At September 30, 2006, we had advanced $860,000 to this domestic supplier, which was recorded as a prepaid expense. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and its profitability would be adversely impacted.

Back to Index

Note 9. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	September 30, 2006	June 30, 2006

Purchased components and subassemblies	$3,079	$3,243
Finished goods	6,326	4,491

	$9,405	$7,734

The first quarter of fiscal 2007 includes a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition.

Note 10. Income Taxes

We account for income taxes under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 11. Short-term Borrowings

In December 2004, we entered into an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement in fiscal 2007.

Note 12. Earnings per Share

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

	Three Months Ended September 30,

	2006	2005

Net income (loss)	$(1,052)	$1,841

Weighted average shares outstanding:
Basic	19,943	16,271
Effect of dilutive employee stock options	—	163

Diluted	19,943	16,434

Earnings (loss) per common share:
Basic	$(0.05)	$0.11

Diluted	$(0.05)	$0.11

Back to Index

The following table sets forth the common shares issuable upon exercise of stock options that were excluded from the dilutive earnings per share computations (in thousands):

	Three Months Ended September 30,

	2006	2005

Employee stock options	1,037	1,177

Note 13. Guarantees

Indemnifications

In the ordinary course of business, from time-to-time we enter into contractual arrangements under which it may agree to indemnify its customer for losses incurred by the customer or supplier arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims. The potential liability related to these indemnification provisions is insignificant.

Warranty

We provide for the estimated cost of product warranties at the time it recognizes revenue. We actively monitor and evaluate the quality of our component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Our standard warranty service period ranges from one to three years.

The changes in our warranty liability, which is included in other accrued expenses, during fiscal 2007 are as  follows (in thousands):

Accrued warranty cost at June 30, 2006	$1,177
Expense incurred	(174)
Provisions for warranties	105

Accrued warranty cost at September 30, 2006	$1,108

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

We offer a broad range of thin client computing solutions for enterprises of varying sizes and across diverse vertical markets, including the retail, financial services, healthcare, hospitality, transportation, manufacturing, and education industries and multiple levels of government. We sell our products worldwide through our alliances with IBM, Lenovo, NEC, and ClearCube, and other indirect channels such as distributors, resellers and systems integrators, and to a lesser extent through direct sales. Our customers, including those we serve through our alliance and distribution partners, include AutoZone, CVS, Daimler Chrysler, France Telecom, Lockheed Martin, Royal Bank of Canada and the VA Medical Centers. In addition to our principal headquarters in the United States, we maintain offices in Australia, Austria, China, France, Germany, and the United Kingdom. Sales from our international locations are primarily made through distributors and are collectible primarily in US dollars, while the associated operating expenses are payable in foreign currencies.

Back to Index

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

•

Focus on the enterprise. We believe the most significant market segment for the thin client solution is the enterprise customer. As a result, we have focused our development, sales and marketing efforts on small, medium and large enterprises across a diverse set of vertical markets. Our access to this highly attractive market is considerably enhanced by our relationships with our alliance and distribution partners. We are planning to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams primarily in the United States and Europe, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation.

•

Enhance channel partnerships. To expand our access to customers, we have developed relationships with third parties that we believe have strong market positions and customer relationships. We have developed alliances with IBM, Lenovo, NEC and ClearCube, all of which sell our products to their customers.

•

Expand and deepen our geographic footprint. Our business was historically focused on the U.S. market. In fiscal year 2004, we determined to expand our global footprint as part of a strategic expansion of our development and integration organization through the acquisitions of Maxspeed, Mangrove, Qualystem and ThinTune, as well as through partnerships with global distributors such as NEC, ClearCube and local providers. As a result, we now have a global footprint, with operations primarily in the US and Europe. We believe that international markets will be a significant source of growth and we intend to continue to increase our presence by expanding our reseller relationships and through select acquisitions.

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

Back to Index

In October 2005, we acquired the thin client business of TeleVideo, Inc., located in the United States, including a trademark license, product brands, customer lists, customer contracts and non-competition agreements.

In April 2005, we acquired all of the outstanding shares of Qualystem Technology S.A.S., located in France, a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients.

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

Financial Highlights

Net revenue, gross profit margin, and earnings per share are key measurements of our financial results.

	Three Months Ended September 30,

	2006	2005	% Change

Net revenues (in thousands)	$21,560	$26,543	(19)%
Gross profit margin	33%	40%
Diluted earnings (loss) per share	$(0.05)	$0.11

Net revenues decreased in the first quarter of fiscal 2007 primarily due to lower sales of our products to two large enterprise customers that contributed $1.5 million in the first quarter of fiscal 2007 compared to $9.0 million in the first quarter of fiscal 2006. Offsetting this decrease was a 24% increase in international revenues and an 18% increase in our small and medium sized business and distribution groups.

The gross profit margin percentage decrease in the first quarter of fiscal 2007 was primarily the result of a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition due to discontinued sales of this product to new customers which has resulted in excess inventory and a $350,000 write off of excess third party software licenses, offset by a 31% decrease in the average cost per unit. The decrease in the average cost per unit is due to a 89% decrease in the unit sales our e900 thin client products. This resulted in lower gross profit margin in the first quarter of fiscal 2006 because our e900 thin client products typically sell at lower gross margin than our other products.

Diluted earnings (loss) per share was $(0.05) for the first quarter of fiscal 2007, compared to $0.11 in the first quarter of fiscal 2006, as a result of a decline in revenues, the impact of $1,850,000 write off to cost of products relating to the write off of inventory and for software purchase commitments, increased operating expenses, and increased cost of amortization of acquired intangibles, as well as a larger number of fully diluted shares due to a stock offering completed in February 2006. Stock-based compensation expense included in these results was $26,000 and $19,000 in cost of products sold and $907,000 and $701,000 in operating expense for the first quarter of fiscal 2007 and 2006, respectively, and amortization of intangibles was $925,000 and $588,000 for the first quarter of fiscal 2007 and 2006, respectively.

As of September 30, 2006, our cash and cash equivalents and short- term investments were $110.4 million, compared to $114.1 million at June 30, 2006. We used $4.4 million in operations due primarily to our net loss, increases in inventory and prepaid expenses and decreases in accounts payable, offset by a decrease in accounts receivable, received $6.0 million from the net sales of short-term investment and received $735,000 of cash from the exercise of stock options and related excess tax benefits.

Back to Index

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our annual financial statements as of June 30, 2006 included in our Annual Report on Form 10-K for further discussion of our accounting policies and estimates.

Revenue Recognition

For each type of arrangement, we make judgments regarding: the fair value of multiple elements contained in our arrangements, whether fees are fixed or determinable, collectibility is probable, and accounting for potential distributor stock rotation rights and price protection. These judgments, and their effect on revenue recognition, are discussed below.

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

Back to Index

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

We assess the realizability of goodwill and intangible assets with indefinite useful lives pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform a SFAS No. 142 impairment test annually on June 30, or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We have determined that the reporting unit level is our sole operating segment. The test for goodwill is a two-step process:

•

First, we compare the carrying amount of our reporting unit, which is the book value of the entire company, to the fair value of our reporting unit. If the carrying amount of our reporting unit exceeds its fair value, we have to perform the second step of the process. If not, no further testing is needed.

•

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

We have not recorded an impairment loss on goodwill or other long-lived assets. At September 30, 2006, goodwill and intangible assets were $38.1 million and $11.3 million, respectively. A decrease in the value of our business could trigger an impairment charge related to goodwill or amortizable intangible assets.

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax expense as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on our assessment, establish a valuation allowance, if required. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enac tment date. We record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.

Back to Index

Stock-Based Compensation

Prior to June 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the grant date over the amount an employee must pay to acquire the stock. We granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, we did not record stock-based compensation expense under APB Opinion No. 25.

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

	Three Months Ended

	September 30,

	2006	2005

Cost of revenues	$26	$19
Selling and marketing	355	250
Research and development	95	105
General and administrative	457	346

	$933	$720

Back to Index

We expect stock-based compensation expense to be approximately $3.3 million for fiscal 2007 before income taxes, although this amount may increase if we hire additional executives or a significant number of other additional employees and grant options to them. This amount may also change as a result of additional grants to existing employees, forfeitures or differences between actual and estimated forfeitures, modifications to previously granted awards or other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal and U.K. tax laws, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes which increases the effective tax rate.

For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.

Results of Operations

Net Revenues (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

Net revenues	$21,560	$26,543	(19)%

We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. Net revenues decreased in the first quarter of fiscal 2007 primarily due to lower sales of our products to two large enterprise customers that contributed $1.5 million in the first quarter of fiscal 2007 compared to $9.0 million in the first quarter of fiscal 2006. This decision was partially offset by a 24% ($1.7 million) increase in international revenues and 18% ($670,000) increase in our small, medium business and distribution groups, for the first quarter of fiscal year 2007 as compared to the first quarter of fiscal year 2006. Unit sales of thin client devices in the first quarter of fiscal 2007 were comparable to the first quarter of fiscal 2006. Average selling prices decreased by 22% in the first quarter of fiscal 2007 due to decreased sales of our e900 thin client products, which carry significantly higher selling prices than our other thin client devices. Average selling prices will vary depending on product mix and competitive pricing situations.

The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Three Months Ended September 30,

	2006		2005

Net revenues
North American Distributor	11%		*	%
Lenovo	10%		10
Customer A	*	%	22
Customer B	*	%	12
(*)	Amounts do not exceed 10% for such period

Net revenues from sales outside of the United States, primarily in Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows (in thousands):

Three Months Ended September 30,

2006	2005	% Change

International net revenues	$8,909	$7,206	24%
Percentage of net revenues	41%	27%

International net revenues increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to an 8% increase in unit sales and a 7% increase in average selling price in EMEA.

Back to Index

Cost of Revenues and Gross Profit Margin (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

Cost of products	$14,038	$15,569	(10	) %
Amortization of intangibles	336	273	23%

Total cost of revenues	14,374	15,842	(9	) %

Gross profit margin	33%	40%

Cost of revenues consists primarily of the cost of thin client devices, which include a device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, warranty obligations, amortization of intangibles related to acquisitions, and distribution costs.

The decrease in cost of products in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily the result of decreased unit sales of our e900 thin client products in fiscal 2006, which carries a higher unit cost, offset by a $1.5 million write off of acquired unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition due to discontinued sales of this product to new customers which resulted in excess inventory and a $350,000 write off of excess third party software licenses.

The gross profit margin percentage decrease was primarily the result of a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition and a $350,000 write off of excess third party software licenses, offset by a 31% decrease in the average cost per unit. The decrease in the average cost per unit is due to a 89% decrease in the unit sales our e900 thin client products. This resulted in lower gross profit margin in the first quarter of fiscal 2006 because our e900 thin client products typically sell at lower gross margin than our other products.

Gross margins for the remainder of fiscal 2007 are expected to be approximately 40%, but will fluctuate due to changes in product mix, reduction in sales prices due to increased sales to large enterprise customers and increased price competition, the percentage of revenues derived from thin client devices and software, and changes in the cost of thin client devices, flash memory, DRAM and other components.

Selling and Marketing (in thousands):

	Three Months Ended September 30,

	2006	2005

Selling and marketing	$4,412	$4,169
As a percentage of revenue	20%	16%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, stock-based compensation expense, and other costs associated with our sales and marketing efforts.

The increase in sales and marketing expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, was due to a $105,000 increase in stock-based compensation expense, and an increase in employment resulting in an additional $164,000 of employee compensation cost and accrued severance of $100,000, offset by a $126,000 decrease in the expenses related to our annual sales meetings.

We expect selling and marketing expenses to increase in absolute dollars for the remainder of 2007. Spending levels in any one quarter will vary depending upon the timing of individual marketing initiatives.

Back to Index

Research and Development (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

Research and development	$1,774	$1,284	38%
As a percentage of revenue	8%	5%

Research and development expenses consist primarily of salaries, related benefits, stock-based compensation expense, and other engineering related costs.

The increase in research and development in the first quarter of fiscal 2007 is primarily the result of an increase in employment primarily from acquisitions resulting in an additional $371,000 of employee compensation costs and $162,000 related to severance.

We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars for the balance of fiscal 2007.

General and Administrative (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

General and administrative	$2,617	$2,298	14%
As a percentage of revenue	12%	9%

General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the cost of being a public company and fees for legal, audit and tax services, and stock-based compensation expense.

The increase in general and administrative expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily the result of a $111,000 increase in stock-based compensation expense, a $142,000 increase in franchise and capital stock taxes due to revenue and asset growth, $48,000 in higher facility costs due to the relocation into a new facility and increased costs related to managing a larger world-wide organization, as well as increased legal and accounting fees.

We expect general and administrative expenses to increase in absolute dollars for the remainder of fiscal 2007, including a $860,000 cash charge to be recorded in the second quarter of fiscal 2007 related to a severance agreement entered into in October 2006 between us and our former Chief Executive Officer. We also expect an additional expense related to the modification of stock options previously granted to our former Chief Executive Officer.

Amortization of Intangibles (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

Amortization of intangibles	$589	$315	87%
As a percentage of revenue	3%	1%

The increase in amortization of intangibles in the first quarter of fiscal 2007 due to an increase in amortization expense related to intangible assets acquired in fiscal 2006. As of September 30, 2006, we had unamortized intangible assets in the net amount of $11.3 million. We expect amortization of acquired intangible assets to increase slightly in fiscal 2007 compared to fiscal 2006.

Back to Index

Interest Income (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

Interest income	$981	$244	302%
As a percentage of revenue	5%	1%

Interest income is generated on cash, cash equivalent and short-term investments, primarily invested in tax-free, short-term instruments. Interest income increased in the first quarter of fiscal 2007 due to earnings on increased average balances of cash, cash equivalent and short-term investments, generated primarily from the common stock offering completed in February 2006.

Income Tax Expense (Benefit) (in thousands):

	Three Months Ended September 30,

	2006	2005	% Change

Income tax expense (benefit)	$(200)	$1,047	(117)%
Effective tax rate	16%	36%

Our effective tax rate in the first quarter of fiscal 2007 differed from the combined federal and state statutory rates primarily due to federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), the manufacturing deduction for the Jobs Creation Act, foreign income taxes in lower tax rate countries, partially offset by the non-deductible portion of stock-based compensation expense associated with incentive stock options. The decrease in the effective tax rate is primarily due to a decline in pretax income due to a $3.1 million increase in to federal tax free investment income, offset by a $763,000 increase in non-deductible stock-based compensation and expense associated with incentive stock options and a $400,000 decrease in the EIE.

Liquidity and Capital Resources

As of September 30, 2006, we had net working capital of $128.7 million compared to $126.9 million at June 30, 2006. Our principal sources of liquidity include $110.4 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the first quarter of fiscal 2007.

Cash and cash equivalents increased by $2.3 million during the first quarter of fiscal 2007, primarily as a result of $6.0 million from the net sales of short-term investments and $735,000 of cash from the exercise of stock options and related excess tax benefits, offset by $4.4 million used in operations.

Cash flows provided by (used in) operating activities: Cash flows used in operating activities in the first quarter of 2007 was $4.4 million primarily as the result of a net loss of $1.1 million, adjusted for, among other items, depreciation of $138,000, amortization of intangibles of $925,000, stock-based compensation of $933,000, a $1.7 million increase in inventory, a $1.8 million decrease in accounts receivable due to lower revenue, a $2.1 million increase in prepaid expenses primarily related to income taxes, a $4.0 million reduction in accounts payable due primarily to payment of obligations for inventory purchases, and a net $950,000 offset related to other working capital items.

Cash flows provided by investing activities: Cash flows from investing activities in the first quarter of fiscal 2007 and fiscal 2006 include the purchases and sales of short-term investments and purchases of property and equipment.

Back to Index

Cash flows provided by financing activities: Cash flows from financing activities in the first quarter of fiscal 2007 and fiscal 2006 primarily included proceeds from the exercise of employee stock options and related excess tax benefits.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2006 (in thousands):

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	2012 and thereafter

Product purchase obligations	$16,402	$16,402	$—	$—	$—
Operating leases	3,664	758	1,439	900	567
Other purchase obligations	486	486	—	—	—

	$20,552	$17,646	$1,439	$900	$567

The above table excludes contingent amounts payable pursuant to arrangements with executive officers which provide for severance obligations of up to an aggregate of $2.7 million.

In connection with our acquisition of Maxspeed, we recorded a restructuring reserve of $1.4 million as of the acquisition date. As of September 30, 2006 we have incurred $855,000 of costs related to the termination of employees and lease restructuring which were recorded against this restructuring reserve. Any unused amounts after twelve months post closing of the reserve are payable to the Maxspeed shareholders.

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

Off Balance Sheet

Our guaranteed agreements are discussed in Note 13 to the consolidated financial statements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our expectations regarding gross margins, selling and marketing expenses, research and development expenses, and general and administrative expenses for the balance of fiscal 2007; our acquisition of businesses and technologies; future strategic partnerships; our expectation of stock-based compensation fiscal 2007; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Item 1A., Risk Factors”, and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include: our success in implementing our expanded marketing, sales and product development initiatives within our planned timeframe; higher than expected severance payments; additional write offs of inventory; our success in increasing sales to the targeted customers and our continued dependence on enterprise customers; our inability to manage our expanded organization; our inability to successfully integrate our recent acquisitions; the timing and receipt of future orders; our timely development and customers’ acceptance of our products; pricing pressures; rapid technological changes in the industry; growth of overall thin client sales; our ability to maintain our partnerships; our dependence on our suppliers and distributors; increased competition; our continued ability to sell our products through Lenovo to IBM's customers; our ability to attract and retain qualified personnel; adverse changes in customer order patterns; our ability to identify and successfully consummate and integrate future acquisitions; adverse changes in general economic conditions in the U. S. and internationally; risks associated with foreign operations; and political and economic uncertainties associated with current world events.

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

As of September 30, 2006 and June 30, 2006, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.

Back to Index

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

The success of our strategy depends on our ability to attract, retain and grow our business with large enterprise customers, and the long sales cycle with these customers makes planning and inventory management difficult and future financial results less predictable.

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

The long sales cycle and our lack of visibility into when these sales to enterprise customers could occur may make it difficult to predict the timing of sales, as whether they will be completed. Delays in sales could cause significant variability in our revenue and operating results for any particular period. This uneven sales pattern also will affect our inventory management and logistics costs. If predicted demand is substantially greater than orders, as it was in the quarters ended June 30, and September 30, 2006, there will be an increase in inventory, which could make it necessary for us to reduce our prices or write down inventory resulting in lower gross margins and less cash. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received.

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

We derive a significant portion of our revenue from sales made directly to IBM customers through Lenovo and through our other distributors. A significant portion of our other revenue is derived from sales to resellers. If Lenovo or our other distributors were to discontinue sales of our products or reduce their sales efforts, or if IBM salespeople were to reduce their attention to our products, it could adversely affect our operating results. In addition, the continued viability and financial condition of our distributors could deteriorate and may not be able to withstand changes in business conditions, including economic weakness, which could lead to significant delays in their payments to us or defaults on their payment obligations. Additionally, we could experience disruptions in the distribution of our products if our distributors’ financial conditions or operations weaken. Any significant delays, defaults or disruptions could have a material adverse effect on our business, results of operations and financial condition. For example, during the fourth quarter of fiscal 2006, one of our German distributors experienced significant financial difficulties and has since declared insolvency, which caused us to reverse revenues in the amount of $675,000 invoiced in April through June 2006 and to add $385,000 to our reserve for doubtful accounts in the quarter ended June 30, 2006..

As a result of our alliances with IBM and Lenovo, we rely on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for 10% of our net sales during the quarter ended September 30, 2006. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decisions to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, we believe that these sales could be significant and can vary significantly from quarter to quarter.

Our business could be adversely affected if we are unable to expand and diversify our distribution channels.

We currently intend to continue to expand our distribution channels by expanding our sales with resellers, distributors and systems integrators. In addition, an integral part of our strategy is to expand and diversify our base of channel relationships by adding more channel partners with abilities to reach large enterprise customers and to sell our newer products. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers and our marketing personnel. If we fail in these efforts and cannot expand or diversify our distribution channels, our revenues and profits could be adversely affected. In addition to this expansion and diversification of our base, we will need to maintain channel partners who cater to smaller customers. We may need to add distribution partners to maintain customer satisfaction and a steady or increasing adoption rate of our products, which could increase our operating expenses. We intend to invest significant resources to develop these channels, which could reduce our profits if our efforts do not result in significant increases in our revenues.

Back to Index

If we are unable to continue generating substantial revenues from international sales and effectively managing our international operations our business could be adversely affected.

We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA), and we recently began marketing and selling activities in China and other parts of Asia. Our international activities, primarily in EMEA, accounted for approximately 41% of revenues during the quarter ended September 30, 2006. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening Dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.

Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us, such as the Foreign Corrupt Practices Act, and any violations of such laws by our employees or contractors could have a material adverse effect on our business. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, our future results could be adversely affected by difficulties in staffing, and coordinating communications among and managing our international operations, which have significantly expanded and become more complex as a result of the European acquisitions completed in fiscal 2006 and 2005.

While we sell our products worldwide, one component of our strategy is to expand our sales efforts in China, India and other countries with large populations and propensities for adopting new technologies. We have limited experience with sales and marketing in some of these countries. There can be no assurance that we will be successful in marketing and selling our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be adversely impacted.

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

Thin client devices have historically represented a very small percentage of the overall PC market, and, if sales do not grow as a percentage of the PC market, or if the overall PC market were to decline, our revenues might not grow or might decline. Alternatively, if the market were to grow faster than expected, it could lead PC manufacturers to the thin client device segment of the PC market, which would increase competition and could adversely impact our results.

Our acquisition and alliance activities could disrupt our ongoing business, and we may not be able to successfully complete and integrate future acquisitions we may complete, which may materially adversely affect our growth and our operating results.

As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and outsourcing transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may, in order to integrate acquired businesses or employees, incur significant integration and restructuring costs, both one-time and on a recurring basis. Integration and other risks of acquisitions, strategic alliances and outsourcing transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue and selling, general and administrative expenses.

Back to Index

Since June 2001, we have completed ten acquisitions and entered into alliances with IBM and Lenovo, and we plan to make additional acquisitions, some of which may be large and complex, as part of our growth strategy. There is no assurance that we will derive benefits from the three European acquisitions we completed in the third and fourth quarters of fiscal 2005, the Visara, TeleVideo or Maxspeed acquisitions we completed in the first half of fiscal 2006 or future acquisitions we pursue. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, integrate accounting controls, policies and procedures, manage supply chain integration, combine administrative, research and development and other operations, eliminate duplicative facilities and personnel, which could result in significant costs and expenses, and combine product offerings, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing the completion and integration of acquisitions and alliances requires management resources, which may divert our attention from other business operations. In addition, we may lack experience operating in the geographic market of the business acquired. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. These transactions may result in significant costs and expenses, including severance payments and additional compensation to executives and other key personnel, charges related to the elimination of duplicative facilities, assumed liabilities, and legal, accounting and financial advisory fees. In connection with completing acquisitions, we may issue shares of our common stock, potentially creating dilution for our existing stockholders. During fiscal 2004, we spent approximately $1.6 million pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.

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

We depend upon single source suppliers for the design and manufacture of our thin client device products and for several of the associated components. We also depend on limited sources to supply several other industry standard components. The third party designers and manufacturers of our thin client products have access to our intellectual property which increases the risk of infringement or misappropriation of this intellectual property.

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

We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. During fiscal 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier that we added in fiscal 2005 required an advance payment of $1.1 million at June 30, 2005, and $860,000 at September 30, 2006, which were recorded as a prepaid expenses, to fund a portion of the initial and continued production of our orders. In the event of increased inventory levels, as at September 30, 2006, we would reduce our purchase of inventory in the short term, which could adversely affect the financial condition of our suppliers and jeopardize the continued supply of our products. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.

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

•

Seasonality – We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters; and

•

Stock-based compensation expense - Starting in the quarter ended, September 30, 2005, we began recording stock-based compensation expense as calculated under SFAS No. 123R. The non-cash impact of stock-based compensation expense during fiscal 2006 was $3.4 million and is expected to be $3.3 million in fiscal 2007. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.

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

Our inventory management is complex as we sell a significant mix of products and our revenues and gross margins could suffer if we fail to manage the issues properly.

We must manage inventory effectively, which involves forecasting demand and pricing issues. Demand is difficult to forecast since it depends on many factors, including pricing, changes in customer buying patterns and changes in competition. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess inventories or the inability to secure sufficient quantities of our products to satisfy customer demand. To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory as occurred in the first quarter of fisical 2007 and which we expect will continue through December 2006. This could adversely impact our revenues, gross margins and financial condition. Our use of indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices or write down inventory to market value.

Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.

Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from various thin client device models, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors’ price reductions. Our marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, and in addition by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases. This strategy has resulted in, and the implementation of our new sales and marketing initiatives may in the future result in, a decline in our gross margin. Additionally, we have certain products, including our e900 thin client product line, which has higher average selling prices but lower gross margin percentages than our traditional products. If our sales do not continue to increase as a result of these strategies, our profitability will decline, and we may experience losses. Finally, our gross margins may decline if it is necessary for us to reduce the prices of our products as a result of excess inventory.

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

Back to Index

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

We may not generate sufficient future taxable income to allow us to realize our deferred tax assets.

We have a significant amount of U.S. Federal tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of these future tax deductions in our consolidated balance sheets. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot guarantee profitable U.S operations in the future that will allow us to fully realize those assets.

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

Back to Index

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

If we are unable to rapidly and successfully develop and introduce new products and manage our inventory, we will not be able to satisfy customer demand.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce and deliver new software and hardware products. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.

Once we have developed a new product, we must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. Forecasting demand requires us to predict order volumes, the correct mix of our products and the correct configurations of these products. We must manage new product introductions and transitions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory, due to discontinued sales of specific products to new customers as we had at September 30, 2006, it may be necessary to reduce our prices or write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions, such as may be the case with the introductions of Microsoft’s Vistro operating systems. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of hardware, software and services, or if we were unsuccessful in achieving cost reductions, operating efficiencies and increasing sales volumes.

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

As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of September 30, 2006, we had $38.1 million of goodwill and $11.3 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values and our stock price and operating results could be materially adversely affected.

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

Although we have generated operating profits in the past five fiscal years, we incurred net losses in prior periods and in the quarter ended September 30, 2006. We expect to continue to incur significant operating expenses. Our operating expenses are expected to increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy and our planned investment in continuing to commercialize the technologies we have acquired. As a result, we will need to generate significant revenues and gross profit margin to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.

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

Back to Index

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

Back to Index

Item 6.	Exhibits

The following exhibits are being filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

10.1†	Employment Offer Letter between the Company and Michael Kantrowitz dated October 18, 2005.

10.2†	Separation Agreement and General Release of All Claims between the Company and Roy Zatcoff dated September 21, 2006.

10.3†	Termination and Service Agreement between the Company and Michael Kantrowitz dated October 30, 2006.

10.4†	Employment Offer Letter for the position of Chief Executive Officer between the Company and Klaus P. Besier dated October 30, 2005.

31.1	Certification of Klaus Besier as President and Chief Executive Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Klaus Besier as President and Chief Executive Officer of Neoware, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or arrangement.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

NEOWARE, INC.

Date: November 9, 2006	By: /s/ KLAUS BESIER

Klaus Besier President and Chief Executive Officer

Date: November 9, 2006	By: /s/ KEITH D. SCHNECK

Keith D. Schneck Executive Vice President and Chief Financial Officer