Form 10-Q
period 2006-12-31
NEOWARE INC
filed 2007-02-09
CIK 894743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission File Number: 000-21240
NEOWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	23-2705700 (IRS Employer Identification No.)
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐     No ☑
As of February 5, 2007, there were 19,990,641 outstanding shares of the Registrant’s Common Stock.

NEOWARE, INC.
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006	3

	Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 4.	Submission to a Vote of Security Holders	38

Item 6.	Exhibits	38

Signatures		40
Summary of Compensation Agreement
Separation Agreement
Certification of Klaus Besier
Certification of Keith D. Schneck
Certification of Klaus Besier
Certification of Keith D. Schneck

NEOWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,030	$19,328
Short-term investments	76,920	94,798
Accounts receivable, net	18,362	16,877
Inventories	11,328	7,734
Prepaid income taxes	5,567	1,544
Prepaid expenses and other	2,287	1,687
Deferred income taxes	1,866	1,866

Total current assets	147,360	143,834

Property and equipment, net	1,495	1,586
Goodwill	38,804	37,761
Intangibles, net	10,525	12,175
Deferred income taxes	4,025	4,156
Other	80	61

	$202,289	$199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,831	$8,989
Accrued compensation and benefits	3,460	2,021
Other accrued expenses	4,235	4,159
Restructuring reserve	549	600
Income taxes payable	173	158
Deferred revenue	1,151	973

Total current liabilities	14,399	16,900

Deferred income taxes	807	755
Deferred revenue	311	316

Total liabilities	15,517	17,971

Stockholders’ equity:
Preferred stock	—	—
Common stock	20	20
Additional paid-in capital	162,765	158,671
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income	2,089	556
Retained earnings	21,998	22,455

Total stockholders’ equity	186,772	181,602

	$202,289	$199,573

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenues	$23,776	$29,337	$45,336	$55,880

Cost of revenues
Cost of products (includes stock-based compensation expense of $26 and $21 for the three months and $52 and $40 for the six months ended December 31, 2006 and 2005)	13,575	16,130	27,614	31,699
Amortization of intangibles	339	302	675	575

Total cost of revenues	13,914	16,432	28,289	32,274

Gross profit	9,862	12,905	17,047	23,606

Operating expenses
Sales and marketing	5,069	4,379	9,481	8,536
Research and development	1,596	1,591	3,370	2,886
General and administrative	4,700	2,797	7,350	5,096
Amortization of intangibles	590	477	1,179	792
Abandoned acquisition costs	857	—	857	—

Total operating expenses (includes stock-based compensation expense of $2,046 and $776 for the three months and $2,953 and $1,477 for the six months ended December 31, 2006 and 2005)	12,812	9,244	22,237	17,310

Operating income (loss)	(2,950)	3,661	(5,190)	6,296

Foreign exchange gain (loss)	(19)	52	(13)	63
Interest income, net	954	247	1,936	491

Income (loss) before income taxes	(2,015)	3,960	(3,267)	6,850

Income tax expense (benefit)	(2,610)	1,419	(2,810)	2,466

Net income (loss)	$595	$2,541	$(457)	$4,384

Earnings (loss) per share:
Basic	$0.03	$0.15	$(0.02)	$0.27

Diluted	$0.03	$0.15	$(0.02)	$0.26

Weighted average number of common shares outstanding:
Basic	19,965	16,492	19,954	16,383

Diluted	20,010	17,088	19,954	16,718

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(457)	$4,384
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Amortization of intangibles	1,854	1,367
Depreciation	273	168
Non-cash share-based compensation	3,005	1,517
Deferred income taxes	138	—
Changes in operating assets and liabilities- net of effect from acquisition-
Accounts receivable	(1,412)	(5,458)
Inventories	(3,593)	1,044
Prepaid expenses and other	(4,603)	1,892
Accrued compensation and benefits	1,433	1,076
Accounts payable	(4,167)	205
Other accrued expenses	(22)	(2,927)
Income taxes payable	9	(2,290)
Deferred revenue	154	421

Net cash provided by (used in) operating activities	(7,388)	1,399

Cash flows from investing activities:
Purchase of short-term investments	(93,300)	(13,438)
Sales of short-term investments	111,178	25,362
Purchases of property and equipment	(200)	(818)
Purchase of Visara thin client business	—	(2,107)
Purchase of TeleVideo thin client business	—	(3,520)
Acquisition of Maxspeed, net of cash acquired	—	(11,794)

Net cash provided by (used in) investing activities	17,678	(6,315)

Cash flows from financing activities:
Expense incurred related to the issuance of common stock	(3)	—
Exercise of stock options	445	5,376
Excess tax benefit from share-based payment arrangements	647	1,440

Net cash provided by financing activities	1,089	6,816

Effect of foreign exchange rate changes on cash	323	(92)

Increase in cash and cash equivalents	11,702	1,808
Cash and cash equivalents, beginning of period	19,328	8,285

Cash and cash equivalents, end of period	$31,030	$10,093

Supplemental disclosures:
Cash paid for income taxes	$374	$4,192
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
Note 2. Recent Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company will adopt EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 is not expected to have a material impact on our consolidated financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for our fiscal year ending June 30, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on our consolidated financial statements.

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
Classification of Stock-Based Compensation Expense
     Stock-based compensation is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of revenues	$26	$21	$52	$40
Selling and marketing	355	295	710	545
Research and development	94	102	189	207
General and administrative	1,597	379	2,054	725

	$2,072	797	$3,005	$1,517

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

Expected term	5.1 to 5.5 years
Expected volatility	71.1 to 76.7%
Weighted average volatility	74.8%
Risk-free rate	4.5 - 5.1%
     The above assumptions were used to determine the weighted average per share fair value of $8.80 for stock options granted during fiscal 2007.

Equity Compensation Plans
     In December 2004, our stockholders approved the 2004 Equity Incentive Plan (“the 2004 Plan”), and the 1995 Stock Option Plan and the 2002 Non-Qualified Stock Option Plan were terminated as to any shares then available for future grant. On November 30, 2006, our stockholders approved the Amended and Restated 2004 Plan to increase the number of shares available for issuance to our directors, executives and a broad-based category of employees from 1,500,000 to 2,700,000. In addition to the 2,700,000 available for issuance, all outstanding options which terminate, expire or are canceled under the terminated plans on or after December 1, 2004 are available for issuance under the 2004 Plan. Under the terms of the 2004 Plan, the exercise price of options granted cannot be less than the fair market value on the date of grant. Non-employee director options that are automatically granted upon the person first becoming a director vest and become exercisable six months after the date of grant and options granted annually vest and become exercisable for one-half the shares six months from the date of grant and for the balance of the grant one year from the date of grant. All options that have been granted expire ten years from the grant date, although the committee or board may define vesting and expiration dates for all options granted under the 2004 Plan, except for automatic grants of options to non-employee directors and provided that the term does not exceed 10 years, or five years for ISOs granted to optionees who are holders of 10% or more of our stock.
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
     In October 2006, our former Chief Executive Officer resigned and entered into an agreement to assume the position of Executive Chairman of the Board of Directors. This Agreement was terminated effective January 15, 2007. Under the agreement, he received full vesting of all of his outstanding, unvested stock options and, generally, an additional nine months post vesting exercise period for all outstanding options. In the second quarter of fiscal 2007, we recorded an incremental $1.1 million of stock-based compensation expense as a result of this modification.
     Currently, our primary type of stock-based compensation consists of stock options, generally vesting over four years. We fund shares issued upon exercise out of available authorized shares.
     A summary of the status of our stock option plans as of December 31, 2006 is presented below:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding as of June 30, 2006	1,956,568	$12.75
Granted	395,000	13.26
Exercised	(54,346)	8.19
Terminated	(232,000)	13.80

Outstanding as of December 31, 2006	2,065,222	12.85	7.7	$3,430

Options exercisable at December 31, 2006	993,866	$13.99	6.7	$1,318
Options expected to vest at December 31, 2006	762,377	$11.79	8.7	$1,503
Options available for future grants at December 31, 2006	1,429,520
     The total intrinsic value of options exercised in fiscal 2007 was $193,000. Upon exercise of stock options, we issue authorized, but unissued shares.

     As of December 31, 2006, there was $7.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to stock options granted under our stock option plans. This cost is expected to be recognized over a weighted-average period of 2.3 years.
     The 2004 Plan permits us to grant restricted stock which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, are determined by the Compensation and Stock Option Committee of the Board of Directors. The plan provides that restricted stock will not vest in full in less than three years if vesting is based on continued employment or the passage of time, provided that up to 120,000 shares may be granted with vesting based on continued employment or the passage of time over less than one year. Vesting for restricted stock based on the achievement of performance criteria may not vest in less than one year. Notwithstanding the above, vesting may be otherwise determined by the Committee upon a change in control or upon the participant’s death or termination of service, other than for cause.
     During fiscal 2007 we did not grant any restricted stock. Changes in our restricted stock for fiscal 2007 were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested as of June 30, 2006	11,290	$13.29
Vested	(5,646)	13.29

Unvested as of December 31, 2006	5,644	13.29

     As of December 31, 2006, there was $60,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.5 years.
Note 4. Reclassification and Revision
     The June 30, 2006 consolidated balance sheet has been revised to reflect a reclassification of $66.9 million from cash and cash equivalents to short-term investments. This revision did not impact the consolidated statement of operations for the year ended June 30, 2006. However, this revision increased cash flows used in investing activities from $11.3 million to $78.2 million and decreased the increase in cash and cash equivalents from $77.9 million to $11.0 million in the consolidated statement of cash flows for the year ended June 30, 2006. This revision did not impact the consolidated statement of operations or consolidated statement of cash flows for the three and six months ended December 31, 2005. The impact of this reclassification and revision on the previously issued consolidated balance sheet and statements of cash flows is as follows (in thousands):

June 30, 2006	As Reported	Adjustment	As Adjusted
Cash and cash equivalents	$86,223	$(66,895)	$19,328
Short-term investments	27,903	66,895	94,798
Net cash used in investing activities	(11,257)	(66,895)	(78,152)
Increase in cash and cash equivalents	77,938	(66,895)	11,043

Note 5. Goodwill and Intangible Assets
     The carrying amount of goodwill was $38.8 million and $37.8 million at December 31, 2006 and June 30, 2006, respectively. Goodwill increased in fiscal 2007 due to the impact of changes in foreign exchange rates.
     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets (in thousands):

		December 31, 2006
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount
Tradenames	Indefinite	$368	$—	$368
Non-compete agreements	2-5 years	1,688	673	1,015
Customer relationships	2-5 years	7,383	2,778	4,605
Distributor relationships	5 years	2,325	2,281	44
Acquired technology	5-10 years	7,446	2,953	4,493

		$19,210	$8,685	$10,525

		June 30, 2006
	Estimated	Gross Carrying	Accumulated
	useful life	Amount	Amortization	Net Carrying Amount
Tradenames	Indefinite	$360	$—	$360
Non-compete agreements	2-5 years	1,700	448	1,252
Customer relationships	2-5 years	7,350	2,031	5,319
Distributor relationships	5 years	2,325	2,079	246
Acquired technology	5-10 years	7,506	2,508	4,998

		$19,241	$7,066	$12,175

     The weighted average remaining lives of the intangible assets as of December 31, 2006 are as follows:

Non-compete agreements	2.3 years
Customer relationships	3.4 years
Distributor relationships	1.8 years
Acquired technology	3.4 years
     The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Non-compete agreements	$129	$80	$257	$114
Customer relationships	360	296	720	475
Distributor relationships	101	116	202	233
Acquired technologies	339	287	675	545

	$929	$779	$1,854	$1,367

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

     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense or changes in foreign currency exchange rates) (in thousands):

Future
Year Ending June 30,	Amortization
Remainder of fiscal 2007	$1,665
2008	3,271
2009	2,836
2010	1,868
2011	492
2012	25

$10,157

Note 6. Comprehensive Income
     Excluding net income, our sources of other comprehensive income (loss) are unrealized gains and losses relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$595	$2,541	$(457)	$4,384
Foreign currency translation adjustment	1,036	(774)	1,533	(463)

Comprehensive income	$1,631	$1,767	$1,076	$3,921

Note 7. Revenue Recognition
     Net revenues include sales of thin client appliance systems, which include the appliance device and related software, and services. We follow AICPA Statement of Position No. 97-2, "Software Revenue Recognition” (“SOP 97-2”) for revenue recognition because the software component of the thin client appliance systems is more than incidental to the thin client appliance systems as a whole. Revenue is recognized on product sales when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. To date, sale of standalone software products and services have not exceeded 10% of our consolidated revenue for any period.
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
     Product warranty costs are accrued at the time the related revenue is recognized. We offer fixed-price support and maintenance contracts, including extended warranties, to customers ranging from one to five years. Revenue from these transactions is recognized over the related term.
     We record sales and value added taxes that are externally imposed on a revenue producing transaction between a seller and a customer on a net basis in the statements of operations.

Note 8. Major Customers and Dependence on Suppliers
     The following table sets forth sales to customers comprising 10% or more of our net revenue and accounts receivable balances:

	Three Months Ended		Six Month Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenues
North American distributor	10%	*	10%	*
Lenovo	*	25%	*	18%
Customer A	*	*	*	13%

	December 31,	June 30,
	2006	2006
Accounts receivable
Customer A	*	17%
Customer B	12%	*
Customer C	10%	*
Billing agent for Lenovo	*	11%

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
     IBM, Lenovo and our distributors resell our products to individual resellers and end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from period to period. In addition to our direct sales to IBM and Lenovo, IBM, Lenovo and their resellers can purchase our products through distributors. Furthermore, IBM and Lenovo can influence an end-user’s decision to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these latter purchases, we believe that these sales are significant and can vary significantly from quarter to quarter.
     Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa (EMEA) represented approximately 49% and 34% of net revenues for the second quarter for fiscal 2007 and 2006, respectively, and 46% and 31% of net revenues for the first half of fiscal 2007 and 2006, respectively. Net revenues from sales to customers located in France represented approximately 13% and 10% of net revenues for the second quarter and first half of fiscal 2007, respectively. No single country outside the United States accounted for more than 10% of net revenue in the second quarter or first half for fiscal 2006.
     We depend upon a limited number of single source suppliers for the design and manufacture of our thin client devices and for several of the associated components. During fiscal 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier requires advances to fund production of our orders. At December 31, 2006, we advanced $1.1 million to this domestic supplier, which has been classified as part of prepaid expenses and other. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and our profitability would be adversely impacted.

Note 9. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	December 31,	June 30,
	2006	2006
Purchased components and subassemblies	$1,558	$3,243
Finished goods	9,770	4,491

	$11,328	$7,734

     Cost of product sold in the first half of fiscal 2007 includes a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition.
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
Note 11. Short-term Borrowings
     In December 2004, we entered into an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement in the first half of fiscal 2007 and fiscal 2006.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$595	$2,541	$(457)	$4,384

Weighted average shares outstanding:
Basic	19,965	16,492	19,954	16,383
Effect of dilutive employee stock options	45	596	—	335

Diluted	20,010	17,088	19,954	16,718

Earnings (loss) per common share:
Basic	$0.03	$0.15	$(0.02)	$0.27

Diluted	$0.03	$0.15	$(0.02)	$0.26

     The following table sets forth the common shares issuable upon exercise of stock options that were excluded from the dilutive earnings per share computations (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Employee stock options	1,022	64	1,022	587
     In addition, as a result of the net loss for the six months ended December 31, 2006, 55,000 common stock equivalents were not included in the computation of diluted earning (loss) per share because we had a net loss and inclusion of these options would have been anti-dilutive.
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
     Warranty
     We provide for the estimated cost of product warranties at the time we recognize revenue. We actively monitor and evaluate the quality of our component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Our standard warranty service period ranges from one to three years.
     The changes in our warranty liability, which is included in other accrued expenses, during fiscal 2007 are as follows (in thousands):

Accrued warranty cost at June 30, 2006	$1,177
Expense incurred	(346)
Provisions for warranties	220

Accrued warranty cost at December 31, 2006	$1,051

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
     Strategy
     Our objective is to be the leading global provider of thin client solutions for enterprise customers by providing a secure, manageable, and cost-effective alternative to traditional PC architectures. Key elements of our strategy include the following:
•	Continue to invest in technology development. We believe that we have developed and acquired the technology to enable a more powerful, secure and cost-effective thin computing architecture. We have more than a 15-year history of developing this technology including those of the companies we have acquired. We will continue to invest in technology development to maintain a our competitive position and drive market share growth.

•	Focus on the enterprise. We believe the most significant market segment for the thin client solution is the enterprise customer. As a result, we have focused our development, sales and marketing efforts on small, medium and large enterprises across a diverse set of vertical markets. Our access to this highly attractive market is considerably enhanced by our relationships with our alliance and distribution partners. We will continue to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams primarily in the United States and Europe, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation.

•	Enhance channel partnerships. To expand our access to customers, we have developed relationships with third parties that we believe have strong market positions and customer relationships. We have developed alliances with IBM, Lenovo, NEC and ClearCube, and other distributors and resellers, all of which sell our products to their customers. We are introducing promotional programs and pricing incentives to expand our customer base in this area and gain market share.

•	Expand and deepen our geographic footprint. Our business was historically focused on the U.S. market. In fiscal year 2004, we determined to expand our global footprint as part of a strategic expansion of our development and integration organization through the acquisitions of Maxspeed, Mangrove, Qualystem and ThinTune, as well as through partnerships with global distributors such as NEC, ClearCube and local providers. As a result, we now have a global footprint, with operations primarily in the US and Europe. We believe that international markets will be a significant source of growth and we intend to continue to increase our presence by expanding our reseller relationships and through select acquisitions.

•	Grow our business through strategic acquisitions. Our acquisition strategy has been focused on expanding our geographic reach, acquiring businesses with technologies that increase our ownership of core intellectual property, and with products that can be sold through our existing channels to the same end-user customers, leveraging our existing organization. We have also sought to augment our software development resources and add to our integration capability on a global basis. We intend to continue to pursue select strategic acquisitions in the future.

•	Capitalize on the growing adoption of industry-standard and open-source technologies. We believe that many enterprise customers are seeking industry-standard technologies, not proprietary solutions that require them to use a single vendor. As a result, we integrate our products into industry-standard solutions, and utilize open-source and other industry-standard technologies. In our supply chain we leverage the high volumes of the PC industry and PC supply chain techniques to lower our costs. We believe our commitment to open-source, cross-platform and industry-standard software technologies, and our use of the high volume supply chain efficiencies of the PC industry, represent significant differentiators and competitive advantages for us.
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
     Financial Highlights
     Net revenue, gross profit margin, and earnings per share are key measurements of our financial results.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenues (in thousands)	$23,776	$29,337	$45,336	$55,880
% Change	(19%)	43%	(19%)	52%

Gross profit margin	41%	44%	38%	42%
Diluted earnings (loss) per share	$0.03	$0.15	$(0.02)	$0.26
     Net revenues decreased in the second quarter of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $5.1 million in the second quarter of fiscal 2007 compared to sales of $12.2 million to large enterprise customers in the second quarter of fiscal 2006. We define large enterprise customers as those contributing more than $1.0 million of revenue in a quarter. While revenues to these large enterprise customers declined in fiscal 2007, they do continue to be active customers and we continue to negotiate future purchase requirements, albeit at lower levels. This decline was partially offset by a 9% ($1.5 million) increase in other areas of our business, for the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2006.
     Net revenues decreased in the first half of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $7.1 million in the first half of fiscal 2007 compared to sales of $21.3 million to large enterprise customers in the first half of fiscal 2006. This decline was partially offset by a 11% ($3.7 million) increase in other areas of our business for the first half of fiscal year 2007 as compared to the first half of fiscal year 2006.
     The gross profit margin percentage decrease in the second quarter of fiscal 2007 was primarily the result of a 2% decrease in our average selling price and a 2% increase the average cost per unit, primarily due to changes in product mix. The gross profit margin percentage decrease in the first half of fiscal 2007 was primarily the result of a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition and a $200,000 write off of excess third party software licenses.

     Diluted earnings per share was $0.03 for the second quarter of fiscal 2007, compared to $0.15 in the second quarter of fiscal 2006, as a result of a decline in revenues and increased operating expenses, as well as a larger number of fully diluted shares due to a stock offering completed in February 2006, partially offset by a $2.6 million income tax benefit. Stock-based compensation expense included in these results was $26,000 and $21,000 in cost of products and $2.0 million and $776,000 in operating expense for the second quarter of fiscal 2007 and fiscal 2006, respectively, and amortization of intangibles was $929,000 and $779,000 for the second quarter of fiscal 2007 and 2006, respectively.
     Diluted earnings (loss) per share was $(0.02) for the first half of fiscal 2007, compared to $0.26 in the first half of fiscal 2006, as a result of a decline in revenues, the impact of a $1,700,000 write off to cost of products relating to the write off of inventory and for software purchase commitments, increased operating expenses, and increased cost of amortization of acquired intangibles, as well as a larger number of fully diluted shares due to a stock offering completed in February 2006, partially offset by a $2.8 million income tax benefit. Stock-based compensation expense included in these results was $52,000 and $40,000 in cost of products and $3.0 million and $1.5 million in operating expense for the first half of fiscal 2007 and 2006, respectively, and amortization of intangibles was $1.9 million and $1.4 million for the first half of fiscal 2007 and 2006, respectively.
     As of December 31, 2006, our cash and cash equivalents and short- term investments were $108.0 million, compared to $114.1 million at June 30, 2006. In the first half of fiscal 2007 we used $7.4 million in operations due primarily to increases in prepaid expenses and other, inventory and accounts receivables and decreases in accounts payable, offset by amortization and non-cash share-based compensation, received $17.9 million from the net sales of short-term investment and received $1.1 million of cash from the exercise of stock options and related excess tax benefits.
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
     We have not recorded an impairment loss on goodwill or other long-lived assets. At December 31, 2006, goodwill and intangible assets were $38.8 million and $10.5 million, respectively. A decrease in the value of our business could trigger an impairment charge related to goodwill or amortizable intangible assets.
Accounting for Income Taxes
     We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax expense as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on our assessment, establish a valuation allowance, if required. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that it would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.
Stock-Based Compensation
     Prior to June 30, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of our stock at the grant date over the amount an employee must pay to acquire the stock. We granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, we did not record stock-based compensation expense under APB Opinion No. 25.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of revenues	$26	$21	$52	$40
Selling and marketing	355	295	710	545
Research and development	94	102	189	207
General and administrative	1,597	379	2,054	725

	$2,072	797	$3,005	$1,517

     We expect stock-based compensation expense to be approximately $4.7 million for fiscal 2007 before income taxes, although this amount may increase if we hire additional executives or a significant number of other additional employees and grant options to them. This amount may also change as a result of additional grants to existing employees, forfeitures or differences between actual and estimated forfeitures, modifications to previously granted awards or other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal and U.K. tax laws, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes which increases the effective tax rate.
     For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.
Results of Operations
Net Revenues (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Net revenues	$23,776	$29,337	(19%)	$45,336	$55,880	(19%)
     We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. Net revenues decreased in the second quarter of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $5.1 million in the second quarter of fiscal 2007 compared to sales of $12.2 million to large enterprise customers in the second quarter of fiscal 2006. We define large enterprise customers as those contributing more than $1.0 million of revenue in a quarter. While revenues to these large enterprise customers declined in fiscal 2007, they do continue to be active customers and we continue to negotiate future purchase requirements, albeit at lower levels. This decline was partially offset by a 9% ($1.5 million) increase in other areas of our business, for the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2006. Unit sales of thin client devices in the second quarter of fiscal 2007 decreased 15% compared to the second quarter of fiscal 2006 primarily due to decreased sales to large enterprise customers. Average selling prices in the second quarter of fiscal 2007 were comparable to those in the second quarter of fiscal 2006. Average selling prices will vary depending on product mix and competitive pricing situations.
     Net revenues decreased in the first half of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $7.1 million in the second quarter of fiscal 2007 compared to sales of $21.3 million to large enterprise customers in the second quarter of fiscal 2006. This decline was partially offset by an

11% ($3.7 million) increase in other areas of our business for the second quarter of fiscal year 2007 as compared to the second quarter of fiscal year 2006.
     Unit sales of thin client devices in the first half of fiscal 2007 decreased 8% compared to the first half of fiscal 2006 primarily due to decreased sales to large enterprise customers. Average selling prices in the first half of fiscal 2007 decreased 4% compared to the first half of fiscal 2006 due to decreased sales of our e900 thin client products, which carry a significantly higher selling prices than our other thin client devices. Average selling prices will vary depending on product mix and competitive pricing situations.
     We believe our fiscal 2007 quarterly revenue levels are sustainable for the balance of fiscal 2007 with the possibility of additional revenue if we have additional purchases from existing and new large enterprise customers.
     The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Three Months Ended		Six Month Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenues
North American distributor	10%	*	10%	*
Lenovo	*	25%	*	18%
Customer A	*	*	*	13%

(*) Amounts do not exceed 10% for such period
Cost of Revenues and Gross Profit Margin (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Cost of products	$13,575	$16,130	(16%)	$27,614	$31,699	(13%)
Amortization of intangibles	339	302	12	675	575	17

Total cost of revenues	13,914	16,432	(15)	28,289	32,274	(12)

Gross profit margin	41%	44%		38%	42%
     Cost of revenues consists primarily of the cost of thin client devices, which include a device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, warranty obligations, amortization of intangibles and distribution costs.
     The decrease in cost of products in the second quarter of fiscal 2007 was primarily the result of decreased unit sales of our e900 thin client products ($500,000), which carries a significantly higher unit cost but higher gross profit dollars per unit, and decreased unit sales of our other thin client products ($2.1 million) to several large enterprise accounts.
     The decrease in cost of products in the first half of fiscal 2007 was primarily the result of decreased unit sales of our e900 thin client products ($4.5 million), which carries a significantly higher unit cost, and decreased unit sales of our other thin client products ($1.5 million), offset by a $1.5 million write off of acquired unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition due to discontinued sales of this product to new customers. Our discontinued sales of the product resulted in excess inventory and a $200,000 write off of excess third party software licenses.
     The gross profit margin percentage decrease in the second quarter of fiscal 2007 was primarily the result of a 2% decrease in our average selling price and a 1% increase the average cost per unit primarily due to changes in product mix. The gross profit margin percentage decrease in the first half of fiscal 2007 was primarily the result of a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition and a $200,000 write off of excess third party software licenses.
     Gross margins for the remainder of fiscal 2007 are expected to be approximately 38% to 40%, but will fluctuate due to changes in product mix, promotional and competitive pricing strategies, increased price competition, the percentage of revenues derived from thin client devices and software, and changes in the cost of thin client devices, flash memory, DRAM and other components.

Selling and Marketing (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Selling and marketing	$5,069	$4,379	16%	$9,481	$8,536	11%
As a percentage of revenue	21%	15%		21%	15%
     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, stock-based compensation expense, and other costs associated with our sales and marketing efforts.
     The increase in sales and marketing expenses in the second quarter of fiscal 2007 was primarily due to an increase in employment resulting in an additional $168,000 of employee compensation cost, severance expenses of $389,000, a $60,000 increase in stock-based compensation expense and a $73,000 increase in advertising and tradeshow expenses.
     The increase in sales and marketing expenses in the first half of fiscal 2007 was primarily due to an increase in employment resulting in an additional $332,000 of employee compensation cost, severance expenses of $489,000, a $165,000 increase in stock-based compensation expense, and a $100,000 increase in advertising and tradeshow expenses, offset by a $141,000 decrease in the expenses related to our annual sales meetings.
     We expect selling and marketing expenses to increase in absolute dollars for the remainder of 2007. Spending levels in any one quarter will vary depending upon the timing of staffing hires and individual marketing initiatives.
Research and Development (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Research and development	$1,596	$1,591	—%	$3,370	$2,886	17%
As a percentage of revenue	7%	5%		7%	5%
     Research and development expenses consist primarily of salaries, related benefits, stock-based compensation expense, and other engineering related costs.
     The increase in research and development in the second quarter of fiscal 2007 is primarily the result of an increase in employment primarily from acquisitions resulting in an additional $36,000 of employee compensation costs, and severance expenses of $76,000, offset by a $107,000 decrease in outsourced services.
     The increase in research and development in the first half of fiscal 2007 is primarily the result of an increase in employment primarily from acquisitions resulting in an additional $367,000 of employee compensation costs, and severance expenses of $253,000, offset by a $136,000 decrease in outsourced services.
     We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars for the balance of fiscal 2007.
General and Administrative (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
General and administrative	$4,700	$2,797	68%	$7,350	$5,096	44%
As a percentage of revenue	20%	10%		16%	9%

     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the cost of being a public company and fees for legal, audit and tax services, and stock-based compensation expense.
     The increase in general and administrative expenses in the second quarter of fiscal 2007 is primarily the result of an increase of $1.2 million in stock-based compensation expense ($1.1 million from our former CEO’s option modification), severance expenses of $876,000, a $75,000 increase in legal and accounting fees, and a $66,000 increase in franchise and capital stock taxes. These increases are offset by a $314,000 decrease in bonus expenses due to fewer individuals eligible for bonuses and lower percentage achievement of goals in the second quarter of fiscal 2007 compared to the same period in fiscal 2006.
     The increase in general and administrative expenses in the first half of fiscal 2007 is primarily the result of an increase of $1.3 million in stock-based compensation expense ($1.1 million from our former CEO’s option modification), increase in severance expenses of $876,000, a $278,000 increase in legal and accounting fees, and a $208,000 increase in franchise and capital stock taxes. These increases are offset by a $408,000 decrease in bonus expenses due to fewer individuals eligible for bonuses and lower percentage achievement of goals in the second quarter of fiscal 2007 compared to the same period in fiscal 2006.
     We expect general and administrative expenses to decrease in absolute dollars for the remainder of fiscal 2007 as we expect lower stock-based compensation expense and if any severance charges be incurred, they are not expected to be of the magnitude of those charges recorded in the second quarter of fiscal 2007.
Amortization of Intangibles (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Amortization of intangibles	$590	$477	24%	$1,179	$792	49%
As a percentage of revenue	2%	2%		3%	1%
     The increase in amortization of intangibles in the second quarter and first half of fiscal 2007 is due to additional amortization expense related to intangible assets acquired in fiscal 2006. As of December 31, 2006, we had unamortized intangible assets in the net amount of $10.5 million. We expect amortization of acquired intangible assets to increase slightly in fiscal 2007 compared to fiscal 2006.
Abandoned Acquisition Costs
     During the second quarter of fiscal 2007, we wrote off $857,000 in acquisition-related expenses which were previously deferred, related to an acquisition that was not consummated. These costs consisted primarily of advisory, legal, third party due diligence and accounting fees. We intend to continue to pursue acquisitions and, if we do not complete them, the cost of pursing acquisitions will impact our profitability.
Interest Income (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Interest income	$954	$247	286%	$1,936	$491	294%
As a percentage of revenue	4%	1%		4%	1%
     Interest income is generated on cash, cash equivalent and short-term investments, primarily invested in tax-free, short-term instruments. Interest income increased in the second quarter and first half of fiscal 2007 due to earnings on increased average balances of cash, cash equivalent and short-term investments, generated primarily from the common stock offering completed in February 2006.
Income Tax Expense (Benefit) (in thousands):

	Three Months Ended			Six Months Ended
	December 31,			December 31,
						%
	2006	2005	% Change	2006	2005	Change
Income tax expense (benefit)	$(2,610)	$1,419	(284%)	$(2,810)	$2,466	(214%)
As a percentage of revenue	(11%)	5%		(6%)	4%
     Our effective tax rate in the second quarter and first half of fiscal 2007 differed from the combined federal and state statutory rates primarily due to federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), foreign income taxes in lower tax rate countries, partially offset by the non-deductible portion of stock-based compensation expense associated with incentive stock options. The change in the effective tax rate is primarily due to a decline in forecasted fiscal 2007 pre-tax income, as a result of a $15.3 million decrease in forecasted fiscal 2007 book income, and a $2.9 million increase in federal tax free investment income, offset by a $825,000 increase in non-deductible stock-based compensation expense associated with incentive stock options and a $676,000 decrease in the EIE.
Liquidity and Capital Resources
     As of December 31, 2006, we had net working capital of $133.0 million compared to $126.9 million at June 30, 2006. Our principal sources of liquidity include $108.0 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the first half of fiscal 2007.
     Cash and cash equivalents increased by $11.7 million during the first half of fiscal 2007, primarily as a result of $17.9 million from the net sales of short-term investments and $1.1 million of cash from the exercise of stock options and related excess tax benefits, offset by $7.4 million used in operations.
     Cash flows provided by (used in) operating activities: Cash flows used in operating activities in the first half of 2007 was $7.4 million primarily as the result of a net loss of $457,000, adjusted for, among other items, depreciation of $273,000, amortization of intangibles of $1.9 million, stock-based compensation of $3.0 million, a $4.6 million increase in prepaid expense primarily related to income taxes, a $4.2 million decrease in accounts payable due primarily to payment of obligations for inventory purchases, a $3.6 million increase in inventory, a $1.4 million increase in accounts receivable, a $1.4 increase in accrued compensation and benefits, and a net $279,000 decrease related to other working capital items.
     Cash flows provided by investing activities: Cash flows from investing activities in the first half of fiscal 2007 and fiscal 2006 included the purchases and sales of short-term investments and purchases of property and equipment.
     Cash flows provided by financing activities: Cash flows from financing activities in the first half of fiscal 2007 and fiscal 2006 primarily included proceeds from the exercise of employee stock options and related excess tax benefits.
     Contractual Obligations
     The following is a summary of our contractual obligations as of December 31, 2006 (in thousands):

		Remainder	2008 and	2010 and	2012 and
	Total	of 2007	2009	2011	thereafter
Product purchase obligations	$5,962	$5,962	$—	$—	$—
Operating leases	3,480	574	1,439	900	567
Other purchase obligations	95	95	—	—	—

	$9,537	$6,631	$1,439	$900	$567

     The above table excludes contingent amounts payable pursuant to arrangements with executive officers that provide for severance obligations of up to an aggregate of $2.7 million.
     In connection with our acquisition of Maxspeed, we recorded a restructuring reserve of $1.4 million as of the acquisition date. As of December 31, 2006, we have incurred $851,000 of costs related to the termination of employees and lease restructuring which were recorded against this restructuring reserve. Any unused amounts of the reserve after twelve months post closing are payable to the Maxspeed shareholders, subject to a holdback to cover agreed upon lease obligations.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: the introduction of promotional programs and pricing initiatives; the expansion of our reseller relationships; continuing sales to our existing large enterprise customers; our expectations regarding revenues, gross margins, selling and marketing expenses, research and development expenses, general and administrative expenses and amortization of acquired intangibles for the balance of fiscal 2007; our acquisition of businesses and technologies; future strategic partnerships; our expectation of stock-based compensation in fiscal 2007; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Item 1A., Risk Factors”, and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include: our success in implementing our expanded marketing, sales and product development initiatives within our planned timeframe; higher than expected severance payments; additional write offs of inventory; our success in increasing sales to the targeted customers and our continued dependence on enterprise customers; our inability to manage our expanded organization; our inability to successfully integrate our recent acquisitions; the timing and receipt of future orders; our timely development and customers’ acceptance of our products; pricing pressures; rapid technological changes in the industry; growth of overall thin client sales; our ability to maintain our partnerships; our dependence on our suppliers and distributors; increased competition; our continued ability to sell our products through Lenovo to IBM’s customers; our ability to attract and retain qualified personnel; adverse changes in customer order patterns; our ability to identify and successfully consummate and integrate future acquisitions; adverse changes in general economic conditions in the U. S. and internationally; risks associated with foreign operations; and political and economic uncertainties associated with current world events.
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
     As of December 31, 2006 and June 30, 2006, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2006 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.
     There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We must retain and continue to expand our ability to reach and sell to enterprise customers by implementing our sales and marketing initiatives, adding effective channel partners and expanding our integration services. Our inability to attract and retain enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues, and longer sales cycles could affect our ability to predict our revenues for any particular period. Additionally, as we implement our new sales and marketing initiatives in an attempt to attract and penetrate enterprise customers, we will need to increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.
     Our sales cycle for large-scale deployments to large enterprise customers makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis, as in the quarter ended December 31, 2006. We often have a long sales cycle for these large enterprise sales because:
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
     The long sales cycle and our lack of visibility into when these sales to enterprise customers could occur may make it difficult to predict the timing of sales, or whether they will be completed. Delays in sales could cause significant variability in our revenue and operating results for any particular period. This uneven sales pattern also will affect our inventory management and logistics costs. If predicted demand is substantially greater than orders, as it was in the quarters ended June 30, and September 30, 2006, there will be an increase in inventory, which could make it necessary for us to reduce our prices or write down inventory resulting in lower gross margins and less cash. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received.
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
     We derive a significant portion of our revenue from sales made directly to IBM customers through Lenovo and through our other distributors. A significant portion of our other revenue is derived from sales to resellers. If Lenovo or our other distributors were to discontinue sales of our products or reduce their sales efforts, or if IBM salespeople were to reduce their attention to our products, it could adversely affect our operating results. In addition, the continued viability and financial condition of our distributors could deteriorate and may not be able to withstand changes in business conditions, including economic weakness, which could lead to significant delays in their payments to us or defaults on their payment obligations. Additionally, we could experience disruptions in the distribution of our products if our distributors’ financial conditions or operations weaken. Any significant delays, defaults or disruptions could have a material adverse effect on our business, results of operations and financial condition. For example, during the fourth quarter of fiscal 2006, one of our German distributors experienced significant financial difficulties and has since declared insolvency, which caused us to reverse revenues in the amount of $675,000 invoiced in April through June 2006 and to add $385,000 to our reserve for doubtful accounts in the quarter ended June 30, 2006.
     IBM and, more recently Lenovo, have been key strategic channel partners for us, distributing a substantial amount of our products. As a result of our alliances with IBM and Lenovo, we have relied on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for 8% of our net sales during the quarter ended December 31, 2006, declining from 10% in the quarter ended September 30, 2006 and 17% in the year ended June 30, 2006. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers.
Our business could be adversely affected if we are unable to expand and diversify our distribution channels.
     We currently intend to continue to expand our distribution channels by expanding our sales with resellers, distributors and systems integrators. In addition, an integral part of our strategy is to expand and diversify our base of channel relationships by adding more channel partners with abilities to reach large enterprise customers and to sell our newer products. This will require additional resources, as we will need to expand our internal sales and service coverage of these customers and our marketing personnel. If we fail in these efforts and cannot expand or diversify our distribution channels, our revenues and profits could be adversely affected. In addition to this expansion and diversification of our base, we will need to maintain channel partners who cater to smaller customers. We may need to add distribution partners to maintain customer satisfaction and a steady or increasing adoption rate of our products, which could increase our operating expenses. We intend to invest significant resources to develop these channels, which could reduce our profits if our efforts do not result in significant increases in our revenues. Additionally, we have launched a price promotion program for our North American distributors which will provide them with price incentives. While we believe that this strategy will increase revenues through the distribution channel, there are no assurances that we will be successful and it may result in reduced margins.
If we are unable to continue generating substantial revenues from international sales and effectively managing our international operations our business could be adversely affected.
     We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA). Our international activities, primarily in EMEA, accounted for approximately 46% of revenues during the quarter ended December 31, 2006. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening Dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.
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
     Thin client devices have historically represented a very small percentage of the overall PC market, and, if sales do not grow as a percentage of the PC market, or if the overall PC market were to decline, our revenues might not grow or might decline. Alternatively, if the market were to grow faster than expected, it could attract PC manufacturers to the thin client device segment of the PC market, which would increase competition and could adversely impact our results.
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
     Since June 2001, we have completed ten acquisitions and entered into alliances with IBM and Lenovo, and we plan to make additional acquisitions, some of which may be large and complex, or involve technologies that are outside of our core business, as part of our growth strategy. There is no assurance that we will derive benefits from the three European acquisitions we completed in the third and fourth quarters of fiscal 2005, the Visara, TeleVideo or Maxspeed acquisitions we completed in the first half of fiscal 2006 or future acquisitions we pursue. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, integrate accounting controls, policies and procedures, manage supply chain integration, combine administrative, research and development and other operations, eliminate duplicative facilities and personnel, which could result in significant costs and expenses, combine product offerings and successfully commercialize and market acquired technology, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing the completion and integration of acquisitions and alliances requires management resources, which may divert our attention from other business operations. In addition, we may lack experience operating in the geographic or product market of the business acquired. There are also risks associated with the realization of benefits related to commercialization and/or marketing of projects that are in the process of being completed due to the complexity of the technology, competitive pressures and changing customer needs, and therefore there can be no assurances that any such project will be commercially successful. Even when the acquired business has already developed marketable products, there can be no assurance that the products will be successfully marketed in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. These transactions may result in significant costs and expenses, including severance payments and additional compensation to executives and other key personnel, charges related to the elimination of duplicative facilities, assumed liabilities, and legal, accounting and financial advisory fees. Prior acquisitions have resulted in a wide range of outcomes, from successful integration of the business and increased sales and large enterprise customers to an inability to obtain the expected benefits. In connection with completing acquisitions, we may issue shares of our common stock, potentially creating dilution for our existing stockholders. We spent approximately $1.6 million during fiscal 2004 and $857,000 during fiscal 2007 pursuing acquisitions that we did not complete. We intend to continue to pursue acquisitions, and if we do not complete them, the cost of pursuing acquisitions will impact our profitability.
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
     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. During fiscal 2005, we accommodated one of our suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier that we added in fiscal 2005 required an advance payment of $1.1 million at June 30, 2005 and December 31, 2006, which were recorded as a prepaid expenses, to fund a portion of the initial and continued production of our orders. In the event of increased inventory levels, as at September 30, 2006, we would reduce our purchase of inventory in the short term, which could adversely affect the financial condition of our suppliers and jeopardize the continued supply of our products. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.
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
     Future operating results will continue to be subject to quarterly fluctuations based on a wide variety of factors, including:
•	Linearity — Our quarterly sales have historically reflected a pattern in which a disproportionate percentage of sales occur in the last month of the quarter due to typical customer buying patterns in the IT industry. This pattern makes prediction of revenues and earnings for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition;

•	Significant Orders — We are subject to variances in our quarterly operating results because of the fluctuations in the timing of our receipt of large orders. If even a small number of large orders are delayed until after a quarter ends, or do not materialize, our operating results could vary substantially from quarter to quarter and net income could be substantially less than expected. Conversely, if even a small number of large orders are completed in an earlier quarter than that which was anticipated, our revenues and net income could be substantially higher than expected, making it possible that sales and net income in future periods may decline sequentially. Further, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of the quarter;

•	Seasonality — We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters; and

•	Stock-based compensation expense — Starting in the quarter ended September 30, 2005, we began recording stock-based compensation expense as calculated under SFAS No. 123R. The non-cash impact of stock-based compensation expense during fiscal 2006 was $3.4 million and is expected to be $4.7 million in fiscal 2007. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors.
     There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:
•	the growth and changing requirements of the thin client segment of the PC market;

•	the quality, price, performance and total cost of ownership of our products compared to personal computers;

•	the availability, price, quality and performance of competing products and technologies;

•	the timely development and introduction of new and enhanced products; and

•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.
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
     We must manage inventory effectively, which involves forecasting demand and pricing issues. Demand is difficult to forecast since it depends on many factors, including pricing, changes in customer buying patterns and changes in competition. Significant unanticipated fluctuations in demand, the timing and disclosure of new product releases or the timing of key sales orders could result in costly excess inventories or the inability to secure sufficient quantities of our products to satisfy customer demand. To the extent we manufacture products in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory, as occurred in the past several quarters. . This could adversely impact our revenues, gross margins and financial condition. Our use of indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices or write down inventory to market value.
Our gross margins can vary significantly, based upon a variety of factors. If we are unable to sustain adequate gross margins we may be unable to reduce operating expenses in the short term, resulting in losses.
     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from various thin client device models, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors’ price reductions. Our marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases, and by focusing on sales through our distribution channel. This strategy has resulted in, and the implementation of our new sales and marketing initiatives may in the future result in, a decline in our gross margins. Additionally, we have certain products, including our e900 thin client product line, which has higher average selling prices and higher gross profit dollars, but lower gross margin percentages than our traditional products. If our sales do not continue to increase as a result of these strategies, our profitability will decline, and we may experience losses. Finally, our gross margins may decline if it is necessary for us to reduce the prices of our products as a result of excess inventory.
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
     Our business has grown through both internal expansion and business acquisitions, and, as a result, we have significantly increased our operating expenses. If our revenues fail to increase as we increase our operating expenses, our profits may decline. Additionally, this growth has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 168 full-time employees at December 31, 2005 to 184 full-time employees at December 31, 2006 and we expect to add a significant number of new employees through June 2007, primarily in sales and marketing. Our new employees include key managerial, technical, sales and marketing personnel, as well as international employees, and we intend to hire a significant number of additional sales and marketing personnel during fiscal 2007. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization. If we are unable to effectively manage our growth, our business and operating results could be adversely affected.
We may not generate sufficient future taxable income to allow us to realize our deferred tax assets.
     We have a significant amount of U.S. Federal, state and other tax loss carryforwards that will be available to reduce the taxes we would otherwise owe in the future. We have recognized the value of these future tax deductions in our consolidated balance sheets. The realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which we are permitted, by law, to use those assets. We exercise judgment in evaluating our ability to realize the recorded value of these assets, and consider a variety of factors, including the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Our evaluation of the realizability of deferred tax assets must consider both positive and negative evidence, and the weight given to the potential effects of positive and negative evidence is based on the extent to which the evidence can be verified objectively. While we believe that sufficient positive evidence exists to support our determination that the realization of our deferred tax assets is more likely than not, we cannot guarantee profitable U.S operations in the future that will allow us to fully realize those assets.
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
     We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce and deliver new software and hardware products. These include our Neoware Device Manager and Linux operating system, among others. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.
     Once we have developed a new product, we must be able to manufacture new products in sufficient volumes so that we can have an adequate supply of new products to meet customer demand. Forecasting demand requires us to predict order volumes, the correct mix of our products and the correct configurations of these products. We must manage new product introductions and transitions to minimize the impact of customer-delayed purchases of existing products in anticipation of new product releases. We must also try to reduce the levels of older product and component inventories to minimize inventory write-offs. If we have excess inventory due to discontinued sales of specific products to new customers, as we had at September 30, 2006, it may be necessary to reduce our prices or write down inventory, which could result in lower gross margins. Additionally, our customers may delay orders for existing products in anticipation of new product introductions, such as may be the case with the introduction of Microsoft’s Vista operation system. As a result, we may decide to adjust prices of our existing products during this process to try to increase customer demand for these products. Our future operating results would be materially and adversely affected if such pricing adjustments were to occur and we were unable to mitigate the resulting margin pressure by maintaining a favorable mix of hardware, software and services, or if we were unsuccessful in achieving cost reductions, operating efficiencies and increasing sales volumes.
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
In order to continue to grow our revenues, we may need to hire additional executives and personnel and update our IT infrastructure.
     In order to continue to develop and market our line of thin client devices, we may need to hire additional executives and other personnel, including the additional sales and marketing employees we plan to hire to help implement our sales and marketing initiatives. Competition for employees is significant and we may experience difficulty in attracting qualified people. Additionally, to meet our increased requirements for capacity and efficiency, we are continuing to update our information technology infrastructure. In the event that the updated systems do not meet our needs or are not deployed in a timely manner, our business may suffer.
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
     As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of December 31, 2006, we had $38.8 million of goodwill and $10.5 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values and our stock price and operating results could be materially adversely affected.
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

     Although we have generated operating profits in the past five fiscal years, we incurred net operating losses in prior periods and in the first and second quarters of fiscal 2007. We expect to continue to incur significant operating expenses. Our operating expenses are expected to increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy and develop new products and enhance existing products. As a result, we will need to generate significant revenues and gross profit margin to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.
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
Recent regulations related to equity compensation could adversely affect our ability to attract and retain key personnel and affect our operating results.
     We have historically used stock options as a key component of our employee compensation program. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-

term stockholder value, and, through the use of vesting, encourage employee retention and allow us to provide competitive compensation packages, although in recent periods many of our employee stock options have had exercise prices in excess of our stock price, which could affect our ability to retain or attract present and prospective employees. The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2006 and it has had a material impact on our financial statements. In addition, rules implemented by The NASDAQ Global Market requiring stockholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from voting on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. As a result of these regulations, we may change our equity compensation strategy, which may make it more difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
     Because our software and thin client device products are complex, they could contain errors or bugs that can be detected at any point in a product’s life cycle. Although many of these errors may prove to be immaterial, any of these errors could be significant. Detection of any significant errors may result in:
•	the loss of or delay in market acceptance and sales of our products;

•	diversion of development resources;

•	injury to our reputation;

•	unsaleable inventory; or

•	increased maintenance and warranty costs.
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
Item 4. Submission of Matters to a Vote of Security Holders
     On November 30, 2006, we held our Annual Meeting of Stockholders. The stockholders voted to elect seven members to the Board of Directors, to approve our Amended and Restated 2004 Equity Incentive Plan and to ratify the selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.
     Elected to the Board of Directors were Michael G. Kantrowitz (17,508,126 shares voted for election and 1,069,159 shares were withheld), Klaus P. Besier (17,412,839 shares voted for election and 1,164,446 shares were withheld), Dennis Flanagan (18,324,994 shares voted for election and 252,291 shares were withheld), David D. Gathman (18,323,794 shares voted for election and 253,491 shares were withheld), John P. Kirwin, III (18,287,354 shares voted for election and 289,931 shares were withheld), Christopher G. McCann (18,265,280 shares voted for election and 312,005 shares were withheld) and John M. Ryan (17,502,769 shares voted for election and 1,074,516 shares were withheld).
     The proposal to approve our Amended and Restated 2004 Equity Incentive Plan was approved, with 10,259,205 shares voting in favor, 2,072,273 shares voting against, 49,702 shares abstaining and 6,196,105 broker non-votes.
     The proposal to select KPMG LLP as the Company’s independent registered public accounting firm was ratified, with 18,516,049 shares voting in favor of ratification, 43,566 shares voting against ratification and 17,670 shares abstaining.
Item 6. Exhibits
     The following exhibits are being filed as part of this quarterly report on Form 10-Q:

Exhibit
Number	Description

10.1†	Summary of Cash Compensation Policy for Non-Employee Directors. Exhibit 10.1 (1)

10.2†	Summary of Compensation Arrangement with Peter Bolton, Executive Vice President — Europe, Middle East and Africa, and James Kirby, Executive Vice President Sales — Americas and APAC.

10.3†	Separation Agreement and General Release of All Claims between the Company and Wei Ching dated November 17, 2006.

31.1	Certification of Klaus Besier as President and Chief Executive Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Klaus Besier as President and Chief Executive Officer of Neoware, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or arrangement.

(1)	Filed as an Exhibit to Registrant’s Current Report on Form 8K filed on November 2, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

NEOWARE, INC.
Date: February 9, 2007	By:	/s/ KLAUS BESIER
Klaus Besier
President and Chief Executive Officer

Date: February 9, 2007	By:	/s/ KEITH D. SCHNECK
Keith D. Schneck
Executive Vice President and Chief Financial Officer