Form 10-Q
period 2007-03-31
NEOWARE INC
filed 2007-05-10
CIK 894743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐ No ☑
As of May 2, 2007, there were 20,013,341 outstanding shares of the Registrant’s Common Stock.

NEOWARE, INC.

NEOWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$90,283	$19,328
Restricted cash	385	—
Short-term investments	29,700	94,798
Accounts receivable, net	16,349	16,877
Inventories	5,903	7,734
Prepaid income taxes	4,503	1,544
Prepaid expenses and other	2,722	1,687
Deferred income taxes	1,866	1,866

Total current assets	151,711	143,834

Property and equipment, net	1,568	1,586
Goodwill	37,223	37,761
Intangibles, net	9,712	12,175
Deferred income taxes	4,026	4,156
Other	81	61

	$204,321	$199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,464	$8,989
Accrued compensation and benefits	3,130	2,021
Other accrued expenses	4,587	4,159
Restructuring reserve	419	600
Income taxes payable	167	158
Deferred revenue	1,591	973

Total current liabilities	16,358	16,900

Deferred income taxes	811	755
Deferred revenue	315	316

Total liabilities	17,484	17,971

Stockholders’ equity:
Preferred stock	—	—
Common stock	20	20
Additional paid-in capital	163,803	158,671
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income	2,216	556
Retained earnings	20,898	22,455

Total stockholders’ equity	186,837	181,602

	$204,321	$199,573

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues	$22,070	$27,787	$67,406	$83,666

Cost of revenues
Cost of products (includes stock-based compensation expense of $28 and $20 for the three months and $80 and $60 for the nine months ended March 31, 2007 and 2006)	13,513	15,353	41,127	47,051
Amortization of intangibles	343	338	1,018	913

Total cost of revenues	13,856	15,691	42,145	47,964

Gross profit	8,214	12,096	25,261	35,702

Operating expenses
Sales and marketing	4,451	4,295	13,933	12,864
Research and development	1,557	1,645	4,927	4,446
General and administrative	2,710	2,451	10,022	7,614
Amortization of intangibles	491	586	1,670	1,377
Abandoned acquisition costs	12	—	874	—

Total operating expenses (includes stock-based compensation expense of $814 and $760 for the three months and $3,767 and $2,239 for the nine months ended March 31, 2007 and 2006)	9,221	8,977	31,426	26,301

Operating income (loss)	(1,007)	3,119	(6,165)	9,401

Foreign exchange gain (loss)	(13)	(12)	(57)	64
Interest income, net	1,044	507	2,979	998

Income (loss) before income taxes	24	3,614	(3,243)	10,463

Income taxes (benefit)	1,123	1,301	(1,686)	3,767

Net income (loss)	$(1,099)	$2,313	$(1,557)	$6,696

Earnings (loss) per share:
Basic	$(0.05)	$0.13	$(0.08)	$0.40

Diluted	$(0.05)	$0.12	$(0.08)	$0.38

Weighted average number of common shares outstanding:
Basic	20,000	18,023	19,969	16,931

Diluted	20,000	18,848	19,969	17,474

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(1,557)	$6,696
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	2,688	2,290
Depreciation	410	302
Non-cash share-based compensation	3,847	2,299
Deferred income taxes	138	—
Changes in operating assets and liabilities- net of effect from acquisition:
Restricted cash	(385)	—
Accounts receivable	613	(4,239)
Inventories	1,831	465
Prepaid expenses and other	(3,948)	378
Accounts payable	(2,535)	3,104
Accrued compensation and benefits	1,102	764
Other accrued expenses	193	(2,413)
Income taxes payable	1	(2,282)
Deferred revenue	595	108

Net cash provided by operating activities	2,993	7,472

Cash flows from investing activities:
Purchase of short-term investments	(128,200)	(74,228)
Sales of short-term investments	193,274	33,226
Purchases of property and equipment	(418)	(1,412)
Purchase of Visara thin client business	—	(2,107)
Purchase of TeleVideo thin client business	—	(3,520)
Acquisition of Maxspeed, net of cash acquired	1,674	(12,053)

Net cash provided by (used in) investing activities	66,330	(60,094)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	(3)	71,236
Exercise of stock options	640	6,014
Excess tax benefit from share-based payment arrangements	648	1,733

Net cash provided by financing activities	1,285	78,983

Effect of foreign exchange rate changes on cash	347	(158)

Increase in cash and cash equivalents	70,955	26,203

Cash and cash equivalents, beginning of period	19,328	8,285

Cash and cash equivalents, end of period	$90,283	$34,488

Supplemental disclosures:
Cash paid for income taxes	$451	$5,226
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
Note 2. Recent Accounting Pronouncements
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company adopted EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 10).FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact Interpretation No. 48 will have on our consolidated financial statements.
     In September 2006 the FASB issued Statement No. 157, Fair Value Measurements. Statement 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement 157 does not require any new fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt Statement 157 as of July 1, 2008. The adoption of Statement 157 is not expected to have a significant impact on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for our fiscal year ending June 30, 2007. The adoption of SAB 108 is not expected to have a significant impact on our consolidated financial statements.

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. Statement 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement 159 also establishes additional disclosure requirements. Statement 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the impact of the adoption of Statement 159 on our consolidated financial statements.
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
Classification of Stock-Based Compensation Expense
     Stock-based compensation is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of revenues	$28	$20	$80	$60
Selling and marketing	351	283	1,061	829
Research and development	102	98	291	306
General and administrative	361	379	2,415	1,104

	$842	$780	$3,847	$2,299

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

Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	5.1 to 5.5 years
Expected volatility	66.8 to 76.7%
Weighted average volatility	74.0%
Risk-free rate	4.5 - 5.1%
     The above assumptions were used to determine the weighted average per share fair value of $8.65 for stock options granted during fiscal 2007.
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

     A summary of the status of our stock option plans as of March 31, 2007 is presented below:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (years)	(in thousands)
Outstanding as of June 30, 2006	1,956,568	$12.75
Granted	435,000	13.15
Exercised	(78,096)	8.19
Terminated	(280,250)	14.12

Outstanding as of March 31, 2007	2,033,222	12.82	6.7	$635

Options exercisable at March 31, 2007	1,087,577	$13.63	5.0	$294
Options expected to vest at March 31, 2007	672,921	$11.89	8.6	$243
Options available for future grants at March 31, 2007	1,437,770
     The total intrinsic value of options exercised in fiscal 2007 was $285,000. Upon exercise of stock options, we issue authorized, but unissued shares.
     As of March 31, 2007, there was $6.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to stock options granted under our stock option plans. This cost is expected to be recognized over a weighted-average period of 2.1 years.
     The 2004 Plan permits us to grant non-vested awards which may impose conditions, including continued employment or performance conditions. The terms and conditions applicable to a restricted stock issuance, including the vesting periods and conditions, and the form of consideration payable, if any, are determined by the Compensation and Stock Option Committee of the Board of Directors. The plan provides that non-vested awards will not vest in full in less than three years if vesting is based on continued employment or the passage of time, provided that up to 120,000 shares may be granted with vesting based on continued employment or the passage of time over less than one year. Vesting for non-vested awards based on the achievement of performance criteria may not vest in less than one year. Notwithstanding the above, vesting may be otherwise determined by the Committee upon a change in control or upon the participant’s death or termination of service, other than for cause.
     During fiscal 2007 we did not grant any non-vested stock awards. Changes in our non-vested stock awards for fiscal 2007 were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested as of June 30, 2006	11,290	$13.29
Vested	(5,646)	13.29

Unvested as of March 31, 2007	5,644	13.29

     As of March 31, 2007, there was $43,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.3 years.
Note 4. Reclassification and Revision
     The June 30, 2006 and March 31, 2006 consolidated balance sheet has been revised to reflect a reclassification from cash and cash equivalents to short-term investments. This revision did not impact the consolidated statement of operations for the year ended June 30, 2006 or the three and nine months ended March 31, 2007. However, this revision increased cash flows used in investing activities and decreased the increase in cash and cash equivalents in the consolidated statement of cash flows for the year ended June 30, 2006 and nine months ended March 31, 2006. This revision did not impact the consolidated statement of operations or consolidated statement of cash flows for the three and nine months ended March 31, 2007. The impact of this reclassification and revision on the previously issued consolidated balance sheet and statements of cash flows is as follows (in thousands):

June 30, 2006	As Reported	Adjustment	As Adjusted
Cash and cash equivalents	$86,223	$(66,895)	$19,328
Short-term investments	27,903	66,895	94,798
Net cash used in investing activities	(11,257)	(66,895)	(78,152)
Increase in cash and cash equivalents	77,938	(66,895)	11,043

March 31, 2006	As Reported	Adjustment	As Adjusted
Net cash used in investing activities	(12,154)	(47,940)	(60,094)
Increase in cash and cash equivalents	74,143	(47,940)	26,203
Note 5. Goodwill and Intangible Assets
     The carrying amount of goodwill was $37.2 million and $37.8 million at March 31, 2007 and June 30, 2006, respectively. Goodwill decreased in fiscal 2007 due to the collection of $1.7 million related to settlement of an escrow claim with the former shareholders of Maxspeed Corporation, offset by the impact of changes in foreign currency exchange rates.
     Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets (in thousands):

		March 31, 2007
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount
Tradenames	Indefinite	$369	$—	$369
Non-compete agreements	2-5 years	1,690	799	891
Customer relationships	2-5 years	7,384	3,138	4,246
Distributor relationships	5 years	2,325	2,288	37
Acquired technology	5-10 years	7,465	3,296	4,169

		$19,233	$9,521	$9,712

		June 30, 2006
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount
Tradenames	Indefinite	$360	$—	$360
Non-compete agreements	2-5 years	1,700	448	1,252
Customer relationships	2-5 years	7,350	2,031	5,319
Distributor relationships	5 years	2,325	2,079	246
Acquired technology	5-10 years	7,506	2,508	4,998

		$19,241	$7,066	$12,175

     The weighted average remaining lives of the intangible assets as of March 31, 2007 are as follows:

Non-compete agreements	2.0 years
Customer relationships	3.2 years
Distributor relationships	1.5 years
Acquired technology	3.2 years
     The amortization expense of intangible assets is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Non-compete agreements	$124	$127	$381	$240
Customer relationships	360	358	1,080	833
Distributor relationships	7	116	209	349
Acquired technologies	343	323	1,018	868

	$834	$924	$2,688	$2,290

     Amortization expense for customer relationships and distributor relationships is included in sales and marketing expenses and amortization expense for acquired technologies is included in cost of revenues. Amortization expense for non-compete agreements is classified depending on the classification of the related employee. Intangible assets held by foreign subsidiaries whose functional currency is not the U.S. dollar fluctuate based on changes in foreign currency exchange rates.
     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense or changes in foreign currency exchange rates) (in thousands):

Future
Year Ending June 30,	Amortization
Remainder of fiscal 2007	$830
2008	3,279
2009	2,843
2010	1,873
2011	494
2012	24

$9,343

Note 6. Comprehensive Income
     Excluding net income, our sources of other comprehensive income (loss) are unrealized gains and losses relating to foreign exchange rate fluctuations. The following summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$(1,099)	$2,313	$(1,557)	$6,696
Foreign currency translation adjustment	127	306	1,660	(467)

Comprehensive income (loss)	$(972)	$2,619	$103	$6,229

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
     Beginning in March 2007 our standard products include one year of post-contract support services where the cost to provide these services will not be insignificant and unspecified upgrades and enhancements offered during the period are expected to be more than minimal and infrequent. As a result, in March 2007 we began to defer revenue related to these post-contract support services. Prior to March 2007 revenue related to post-contract support services was generally recognized with the initial product sale when the fee was included with the initial product fee, post-contract services were for one year or less, the estimated cost of providing such services during the arrangement was insignificant, and unspecified upgrades and enhancements offered during the period were expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Vendor specific objective evidence of these amounts is determined by the price charged when these elements are sold separately.
     Stock rotation rights and price protection are provided to certain distributors. Stock rotation rights are generally limited to a maximum amount per quarter and require a corresponding order of equal or greater value at the time of the stock rotation. Price protection provides for a rebate in the event we reduce the price of products that our distributors have yet to sell to end-users. We reserve for these arrangements based on a specific review of known issues, historical experience and the level of inventories in the distribution channel and reduce current period revenue accordingly.
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
Note 8. Major Customers and Dependence on Suppliers
     The following table sets forth sales to customers comprising 10% or more of our net revenue and accounts receivable balances:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues
North American distributor	10%	*	10%	*
Lenovo	*	18%	*	18%

	March 31,	June 30,
	2007	2006
Accounts receivable
Customer A	*	17%
Billing agent for Lenovo	*	11%

(*)	Amounts do not exceed 10% for such period
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

     Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa (EMEA) represented approximately 35% and 34% of net revenues for the third quarter for fiscal 2007 and 2006, respectively, and 40% and 29% of net revenues for the first nine months of fiscal 2007 and 2006, respectively. Net revenues from sales to customers located in Germany represented approximately 10% of net revenues for the third quarter of fiscal 2007. Net revenues from sales to customers located in the United Kingdom represented approximately 10% of net revenues for the third quarter of fiscal 2006. No single country outside the United States accounted for more than 10% of net revenue in the first nine months of fiscal 2007 and 2006.
     We depend upon a limited number of single source suppliers for the design and manufacture of our thin client devices and for several of the associated components. A domestic supplier requires advances to fund production of our orders. At March 31, 2007, we advanced $1.1 million to this domestic supplier, which has been classified as part of prepaid expenses and other. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenue would decline and our profitability would be adversely impacted.
Note 9. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method and consists of the following (in thousands):

	March 31,	June 30,
	2007	2006
Purchased components and subassemblies	$1,407	$3,243
Finished goods	4,496	4,491

	$5,903	$7,734

     Cost of product sold in the first nine months of fiscal 2007 includes a $1.5 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition.
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
Note 11. Short-term Borrowings
     In December 2004, we entered into an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement in the first nine months of fiscal 2007 and fiscal 2006.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$(1,099)	$2,313	$(1,557)	$6,696

Weighted average shares outstanding:
Basic	20,000	18,023	19,969	16,931
Effect of dilutive employee stock options	—	825	—	543

Diluted	20,000	18,848	19,969	17,474

Earnings (loss) per common share:
Basic	$(0.05)	$0.13	$(0.08)	$0.40

Diluted	$(0.05)	$0.12	$(0.08)	$0.38

     The following table sets forth the common shares issuable upon exercise of stock options that were excluded from the dilutive earnings per share computations because the exercise prices were greater than the average market price of the common stock during the period (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Common stock equivalents	1,097	23	1,017	115
     In addition, as a result of the net loss for the three and nine months ended March 31, 2007, 25,000 and 48,000 common stock equivalents, respectively, were not included in the computation of diluted earning (loss) per share because we had a net loss and inclusion of these common stock equivalents would have been anti-dilutive.
Note 13. Guarantees
     Indemnifications
     In the ordinary course of business, from time-to-time we enter into contractual arrangements under which we may agree to indemnify our customer for losses incurred by the customer or supplier arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims. The potential liability related to these indemnification provisions is insignificant.
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
     The changes in our warranty liability, which is included in other accrued expenses, during fiscal 2007 are as follows (in thousands):

Accrued warranty cost at June 30, 2006	$1,177
Settlement of warranties	(479)
Provisions for warranties	332

Accrued warranty cost at March 31, 2007	$1,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a leading global provider of thin client computing solutions which replace desktop PC’s in enterprises. Thin clients enhance security, improve manageability, increase reliability and lower the up-front and ongoing cost of computing compared to the desktop PC.
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
     Strategy
     Our objective is to be the leading global provider of thin client solutions for enterprise customers by providing a secure, manageable, and cost-effective alternative to traditional PC architectures. Key elements of our strategy include the following:
•	Continue to invest in technology development. We believe that we have developed and acquired the technology to enable a more powerful, secure and cost-effective thin computing architecture. We have more than a 15-year history of developing this technology including those of the companies we have acquired. We believe that the current market interest in thin client computing as a replacement for desktop PCs is due in part to the increase of virtualization technology and that our technical strength and IP in thin client and virtualization technologies will enable us to compete more effectively and take full advantage of the growing opportunity. We will continue to invest in technology development to maintain our competitive position and drive market share growth.

•	Focus on the enterprise. We believe the most significant market segment for the thin client solution is the enterprise customer. As a result, we have focused our development, sales and marketing efforts on small, medium and large enterprises across a diverse set of vertical markets. Our access to this highly attractive market is considerably enhanced by our relationships with our alliance and distribution partners. We will continue to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams primarily in the United States and Europe, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation.

•	Enhance channel partnerships. To expand our access to customers, we have developed relationships with third parties that we believe have strong market positions and customer relationships. We have developed alliances with IBM, Lenovo, NEC and ClearCube, and other distributors and resellers, all of which sell our products to their customers. We have launched our reseller program to increase sales though our channel partners. We are introducing promotional programs and pricing incentives to expand our customer base in this area and gain market share.

•	Expand and deepen our geographic footprint. Our business was historically focused on the U.S. market. In fiscal year 2004, we determined to expand our global footprint as part of a strategic expansion of our development and integration organization through the acquisitions of Maxspeed, Mangrove, Qualystem and ThinTune, as well as through partnerships with global distributors such as NEC, ClearCube and local providers. As a result, we now have a global footprint, with operations primarily in the US and Europe. We believe that international markets will be a significant source of growth and we intend to continue to increase our presence by expanding our reseller relationships and through select acquisitions.

•	Grow our business through strategic acquisitions. Our acquisition strategy has been focused on expanding our geographic reach, acquiring businesses with technologies that increase our ownership of core intellectual property, and with products that can be sold through our existing channels to the same end-user customers, leveraging our existing organization. We have also sought to augment our software development resources and add to our integration capability on a global basis. We intend to continue to pursue select strategic acquisitions in the future.

•	Capitalize on the growing adoption of industry-standard and open-source technologies. We believe that many enterprise customers are seeking industry-standard technologies, not proprietary solutions that require them to use a single vendor. As a result, we integrate our products into industry-standard solutions, and utilize open-source and other industry-standard technologies. In our supply chain we leverage the high volumes of the PC industry and PC supply chain techniques to lower our costs. We believe our commitment to open-source, cross-platform and industry-standard software technologies, and our use of the high volume supply chain efficiencies of the PC industry, represent significant differentiators and competitive advantages for us.
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
     Financial Highlights
     Net revenue, gross profit margin, and earnings per share are key measurements of our financial results.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues (in thousands)	$22,070	$27,787	$67,406	$83,666
% Change	(21%)	46%	(19%)	50%

Gross profit margin	37%	44%	38%	43%
Diluted earnings (loss) per share	$(0.05)	$0.12	$(0.08)	$0.38
     Net revenues decreased in the third quarter of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $2.6 million in the third quarter of fiscal 2007 compared to sales of $4.0 million to large enterprise customers in the third quarter of fiscal 2006, a decline in several other enterprise accounts of approximately $4.0 million and a $1.4 million decline in EMEA revenues offset by a 23% increase in revenues from our small and medium business (SMB) and distributor groups. We define large enterprise customers as those contributing more than $1.0 million of revenue in a quarter. While revenues to these enterprise customers declined in fiscal 2007, they continue to be active customers and we continue to negotiate future purchases, albeit at lower levels.
     Net revenues decreased in the first nine months of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $9.6 million in the first nine months of fiscal 2007 compared to sales of $26.8 million to large enterprise customers in the first nine months of fiscal 2006. In addition, we experienced declines in other areas of our business offset by a 17% increase in our SMB and distributor groups for the first nine months of fiscal year 2007.
     Our gross profit margin percentage declined seven percentage points in the third quarter of fiscal 2007 of which four percentage points are due to increased sales of Xpe based products, which carry a lower gross profit margin percentage, and lower sales of our higher margin Linux products, due to a decline in revenues to large Linux enterprise customers that had purchased in the third quarter of fiscal 2006. In addition, we incurred higher manufacturing overhead costs in the third quarter of fiscal 2007 quarter as spending levels increased to support higher revenue levels which did not materialize. The gross profit margin percentage decrease in the first nine months of fiscal 2007 was primarily the result of a $1.7 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition and excess third party software licenses (collectively approximately three percentage points) and change in the mix of products sold.
     Diluted earnings (loss) per share was ($.05) for the third quarter of fiscal 2007, compared to $0.12 in the third quarter of fiscal 2006, as a result of a decline in revenues and gross profit percentage, increased operating expenses, offset by a larger number of fully diluted shares due to a stock offering completed in February 2006. Stock-based compensation expense included in these results was $28,000 and $20,000 in cost of products and $814,000 and $760,000 in operating expense for the third quarter of fiscal 2007 and fiscal 2006, respectively, and amortization of intangibles was $834,000 and $924,000 for the third quarter of fiscal 2007 and 2006, respectively.
     Diluted earnings (loss) per share was $(0.08) for the first nine months of fiscal 2007, compared to $0.38 in the first nine months of fiscal 2006, as a result of a decline in revenues and gross profit percentage, the impact of a $1.7 million write off to cost of products relating to the write off of inventory and for software purchase commitments, increased operating expenses and $874,000 in abandoned acquisition costs, offset by a larger number of fully diluted shares due to a stock offering completed in February 2006 and a $1.7 million tax benefit. Stock-based compensation expense included in these results was $80,000 and $60,000 in cost of products and $3.8 million and $2.2 million in operating expense for the first nine months of fiscal 2007 and 2006, respectively, and amortization of intangibles was $2.7 million and $2.3 million for the first nine months of fiscal 2007 and 2006, respectively.
     As of March 31, 2007, our cash and cash equivalents and short- term investments were $120.0 million, compared to $114.1 million at June 30, 2006.
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
     Beginning in March 2007 our standard products include one year of free post-contract support services where the cost to provide these services will not be insignificant and unspecified upgrades and enhancements offered during the period are expected to be more than minimal and infrequent. As a result, in March 2007 we began to defer revenue related to these post-contract support services. Prior to March 2007 revenue related to post-contract support services was generally recognized with the initial product sale when the fee was included with the initial product fee, post-contract services were for one year or less, the estimated cost of providing such services during the arrangement was insignificant, and unspecified upgrades and enhancements offered during the period are expected to continue to be minimal and infrequent. Otherwise, revenue from extended warranty and post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Vendor specific objective evidence of these amounts is determined by the price charged when these elements are sold separately.
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
     We have not recorded an impairment loss on goodwill or other long-lived assets. At March 31, 2007, goodwill and intangible assets were $37.2 million and $9.7 million, respectively. A decrease in the value of our business could trigger an impairment charge related to goodwill or amortizable intangible assets.
Accounting for Income Taxes
     We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax expense as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on our assessment, establish a valuation allowance, if required. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made. We have forecasted a net operating loss for fiscal 2007 and assessed the likelihood that our deferred tax assets will be realized from future taxable income and tax planning and determined that no change in the valuation allowance, was required.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of revenues	$28	$20	$80	$60
Selling and marketing	351	283	1,061	829
Research and development	102	98	291	306
General and administrative	361	379	2,415	1,104

	$842	$780	$3,847	$2,299

     We expect stock-based compensation expense to be approximately $4.6 million for fiscal 2007 before income taxes. This amount may increase if we grant options to new executives or grant a significant number of options to other employees. This amount may also change as a result of additional grants to existing employees, forfeitures or differences between actual and estimated forfeitures, modifications to previously granted awards or other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal and U.K. tax laws, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. We do not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes which increases the effective tax rate.
     For stock-based compensation arrangements we make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements.

Results of Operations
Net Revenues (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
						%
	2007	2006	% Change	2007	2006	Change
Net revenues	$22,070	$27,787	(21%)	$67,406	$83,666	(19%)
     We derive revenues primarily from the sale of thin client appliances, which include an appliance device and related software. Net revenues decreased in the third quarter of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $2.6 million in the third quarter of fiscal 2007 compared to sales of $4.0 million to large enterprise customers in the third quarter of fiscal 2006, a decline in several other enterprise accounts of approximately $4.0 million and a $1.4 million decline in EMEA revenues offset by a 23% increase in revenues from our SMB and distributor groups. We define large enterprise customers as those contributing more than $1.0 million of revenue in a quarter. While revenues to enterprise customers declined in fiscal 2007, they continue to be active customers and we continue to negotiate future purchase requirements, albeit at lower levels.
     Unit sales of thin client devices in the third quarter of fiscal 2007 decreased 22% compared to the third quarter of fiscal 2006 primarily due to decreased sales to large enterprise customers. Average selling prices in the third quarter of fiscal 2007 increased 3% compared to those in the third quarter of fiscal 2006. Average selling prices will vary depending on product mix and competitive pricing situations.
     Net revenues decreased in the first nine months of fiscal 2007 primarily due to lower sales of our products to large enterprise customers that contributed $9.6 million in the first nine months of fiscal 2007 compared to sales of $26.8 million to large enterprise customers in the first nine months of fiscal 2006. In addition, we experienced declines in other areas of our business offset by a 17% increase in our SMB and distributor groups for the first nine months of fiscal year 2007 as compared to the first nine months of fiscal year 2006.
     Unit sales of thin client devices in the first nine months of fiscal 2007 decreased 13% compared to the first nine months of fiscal 2006 primarily due to decreased sales to large enterprise customers. Average selling prices in the first nine months of fiscal 2007 decreased 8% compared to the first nine months of fiscal 2006 due to decreased sales of our e900 thin client products, which carry a significantly higher selling prices than our other thin client devices. Average selling prices will vary depending on product mix and competitive pricing situations.
     The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Three Months Ended		Nine Month Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenues
North American distributor	10%	*	10%	*
Lenovo	*	18%	*	18%

(*)	Amounts do not exceed 10% for such period
Cost of Revenues and Gross Profit Margin (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007	2006	% Change	2007	2006	% Change
Cost of products	$13,513	$15,353	(12%)	$41,127	$47,051	(13%)
Amortization of intangibles	343	338	1%	1,018	913	12%

Total cost of revenues	13,856	15,691	(12%)	42,145	47,964	(12%)

Gross profit margin	37%	44%		38%	43%

     Cost of revenues consists primarily of the cost of thin client devices, which include a device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, warranty obligations, amortization of intangibles, and distribution costs. The decrease in cost of products in the third quarter of fiscal 2007 was primarily the result of decreased unit sales of our thin client products.
     The decrease in cost of products in the first nine months of fiscal 2007 was primarily the result of decreased unit sales of our e900 thin client products ($4.8 million), which carries a significantly higher unit cost, and decreased unit sales of our other thin client products ($3.8 million), offset by a net $1.7 million write off of acquired unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition due to discontinued sales of this product to new customers and excess third party software licenses.
     Our gross profit margin percentage declined seven percentage points in the third quarter of fiscal 2007 of which four percentage points are due to increased sales of Xpe based products, which carry a lower gross profit margin percentage than our other thin client products, and lower sales of our higher margin Linux products, due to a decline in revenues to large Linux enterprise customers that had purchased in the third quarter of fiscal 2006. In addition, higher manufacturing overhead costs were incurred in the third quarter of fiscal as spending levels increased to support higher revenue levels which did not materialize. The gross profit margin percentage decrease in the first nine months of fiscal 2007 was primarily the result of a net $1.7 million write off of unfinished goods inventory and related purchase commitments for certain products acquired in an acquisition and excess third party software licenses (collectively approximately three percentage points) and change in the mix of products sold.
     Gross margins for the remainder of fiscal 2007 are expected to be approximately 36% to 38%, but will fluctuate due to changes in product mix, promotional and competitive pricing strategies, increased price competition, the percentage of revenues derived from thin client devices and software, and changes in the cost of thin client devices, flash memory, DRAM and other components.
Selling and Marketing (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
						%
	2007	2006	% Change	2007	2006	Change
Selling and marketing	$4,451	$4,295	4%	$13,933	$12,864	8%
As a percentage of revenue	20%	15%		21%	15%
     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows, stock-based compensation expense, and other costs associated with our sales and marketing efforts.
     The increase in sales and marketing expenses in the third quarter of fiscal 2007 was primarily due to a $68,000 increase in stock-based compensation expense and an $88,000 increase in advertising and tradeshow expenses.
     The increase in sales and marketing expenses in the first nine months of fiscal 2007 was primarily due to an increase in employment resulting in an additional $148,000 of employee compensation cost, increased severance expenses of $565,000, a $232,000 increase in stock-based compensation expense, and a $289,000 increase in advertising and tradeshow expenses, offset by a $165,000 decrease in the expenses related to our annual sales meetings.
     We expect selling and marketing expenses to increase in absolute dollars for the remainder of 2007. Spending levels in any one quarter will vary depending upon the timing of staffing hires and individual marketing initiatives.
Research and Development (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007	2006	% Change	2007	2006	% Change
Research and development	$1,557	$1,645	(5%)	$4,927	$4,446	11%
As a percentage of revenue	7%	6%		7%	5%

     Research and development expenses consist primarily of salaries, related benefits, stock-based compensation expense, and other engineering related costs.
     The decrease in research and development in the third quarter of fiscal 2007 is primarily the result of a $230,000 decrease in employee compensation as a result of employment reductions in prior periods, offset by a $142,000 increase in various expenses.
     The increase in research and development in the first nine months of fiscal 2007 is primarily the result of an increase in employment primarily from acquisitions resulting in an additional $187,000 of employee compensation costs, increased severance expenses of $253,000 and a $297,000 increase in various expenses, offset by a $256,000 decrease in outsourced services.
     We believe that a significant level of research and development investment is required to remain competitive and expect research and development expenses to increase in absolute dollars for the balance of fiscal 2007.
General and Administrative (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
						%
	2007	2006	% Change	2007	2006	Change
General and administrative	$2,710	$2,451	11%	$10,022	$7,614	32%
As a percentage of revenue	12%	9%		15%	9%
     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the cost of being a public company and fees for legal, audit and tax services, and stock-based compensation expense.
     The increase in general and administrative expenses in the third quarter of fiscal 2007 was primarily due to an increase in employment resulting in an additional $185,000 of employee compensation cost, and a $145,000 increase in consulting services, offset by a $71,000 decrease in legal and accounting fees.
     The increase in general and administrative expenses in the first nine months of fiscal 2007 is primarily the result of an increase of $1.3 million in stock-based compensation expense ($1.1 million related to our former CEO’s option modification), increase in severance expenses of $876,000, an increase in employment resulting in an additional $324,000 of employee compensation cost, a $198,000 increase in legal and accounting fees, and a $159,000 increase in franchise and capital stock taxes. These increases are offset by a $449,000 decrease in bonus expenses due to a decrease in the number of employees eligible for bonuses and lower percentage achievement of goals in the first nine months of fiscal 2007 compared to the same period in fiscal 2006.
     We expect general and administrative expenses to decrease in absolute dollars for the remainder of fiscal 2007 as we expect lower stock-based compensation expense and severance charges, if incurred, to be of a lower magnitude than those charges recorded in the third quarter of fiscal 2007.
Amortization of Intangibles (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
						%
	2007	2006	% Change	2007	2006	Change
Amortization of intangibles	$491	$586	(16%)	$1,670	$1,377	21%
As a percentage of revenue	2%	2%		3%	2%
     The decrease in amortization of intangibles in the third quarter of fiscal 2007 is due to certain intangibles becoming fully amortized in the second quarter of fiscal 2007. The increase in amortization of intangibles in the first nine months of fiscal 2007 is due to additional amortization expense related to intangible assets acquired in fiscal 2006. As of March 31, 2007, we had unamortized intangible assets in the net amount of $9.7 million. We expect amortization of acquired intangible assets to increase slightly in fiscal 2007 compared to fiscal 2006.

Abandoned Acquisition Costs
     During fiscal 2007, we wrote off $874,000 in acquisition-related expenses which were previously deferred, related to an acquisition that was not consummated. These costs consisted primarily of advisory, legal, third party due diligence and accounting fees. We intend to continue to pursue acquisitions and, if we do not complete them, the cost of pursing acquisitions will impact our profitability.
     Interest Income (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
						%
	2007	2006	% Change	2007	2006	Change
Interest income, net	$1,044	$507	106%	$2,979	$998	198%
As a percentage of revenue	5%	2%		4%	1%
     Interest income is generated on cash, cash equivalent and short-term investments, primarily invested in tax-free, short-term instruments. Interest income increased in the third quarter and first nine months of fiscal 2007 due to earnings on increased average balances of cash, cash equivalent and short-term investments, generated primarily from the common stock offering completed in February 2006.
Income Tax Expense (Benefit) (in thousands):

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007	2006	% Change	2007	2006	% Change
Income tax expense (benefit)	$1,123	$1,301	(14%)	$(1,686)	$3,767	(145%)
As a percentage of revenue	5%	5%		(3%)	5%
     Our effective tax rate in the third quarter and first nine months of fiscal 2007 differed from the combined federal and state statutory rates primarily due to federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), foreign income taxes in lower tax rate countries, partially offset by the non-deductible portion of stock-based compensation expense associated with incentive stock options. The change in the effective tax rate is primarily due to a decline in forecasted fiscal 2007 pre-tax income and an increase in federal tax free investment income, offset by an increase in non-deductible stock-based compensation expense associated with incentive stock options and a decrease in the EIE.
Liquidity and Capital Resources
     As of March 31, 2007, we had net working capital of $135.4 million compared to $126.9 million at June 30, 2006. Our principal sources of liquidity include $120.0 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during the first nine months of fiscal 2007.
     Cash and cash equivalents increased by $71.0 million during the first nine months of fiscal 2007, primarily as a result of $65.1 million from the net sales of short-term investments, collection of $1.7 million related to settlement of an escrow claim with the former shareholders of Maxspeed Corporation, $1.3 million of cash from the exercise of stock options and related excess tax benefits and $3.0 million provided by operations.
     Cash flows provided by operating activities: Cash flows provided by operating activities in the first nine months of 2007 was $3.0 million primarily as the result of a net loss of $1.6 million, adjusted for, among other items, depreciation of $410,000, amortization of intangibles of $2.7 million, stock-based compensation of $3.8 million, a $3.9 million increase in prepaid expense primarily related to income taxes, a $2.5 million decrease in accounts payable due primarily to payment of obligations for inventory purchases, a $1.8 million decrease in inventory, a $613,000 million decrease in accounts receivable, a $1.1 million increase in accrued compensation and benefits, and a net $577,000 increase related to other working capital items.
     Cash flows provided by investing activities: Cash flows from investing activities in the first nine months of fiscal 2007 included the purchases and sales of short-term investments, collection of $1.7 million related to settlement of an escrow claim with the former shareholders of Maxspeed Corporation and purchases of property and equipment.
     Cash flows provided by financing activities: Cash flows from financing activities in the first nine months of fiscal 2007 and fiscal 2006 primarily included proceeds from the exercise of employee stock options and related excess tax benefits.
     Contractual Obligations
     The following is a summary of our contractual obligations as of March 31, 2007 (in thousands):

		Remainder	2008 and	2010 and	2012 and
	Total	of 2007	2009	2011	thereafter
Product purchase obligations	$9,782	$9,782	$—	$—	$—
Operating leases	3,187	258	1,462	900	567
Other purchase obligations	579	474	105	—	—

	$13,548	$10,514	$1,567	$900	$567

     The above table excludes contingent amounts payable pursuant to arrangements with executive officers that provide for severance obligations of up to an aggregate of $2.7 million.
     In connection with our acquisition of Maxspeed, we recorded a restructuring reserve of $1.4 million as of the acquisition date. The remaining balance will be used to cover agreed upon lease obligations with any residual balance payable to the Maxspeed shareholders after the expiration of the lease.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our strength in thin client and virtualization technologies and its ability to improve our competitive advantage; our continued investment in technology development; our focus on enterprises in diverse vertical markets; our future investment in our sales teams and marketing personnel; our international markets as a source of growth; the introduction of promotional programs and pricing initiatives; our commitment to open-source, cross platform and industry-standard software technologies; the expansion of our reseller relationships; continuing sales to our existing large enterprise customers; our expectations regarding gross margins, selling and marketing expenses, research and development expenses, general and administrative expenses and amortization of acquired intangibles for the balance of fiscal 2007; our acquisition of businesses and technologies; future strategic partnerships; our expectation of stock-based compensation in fiscal 2007; the availability of cash or other financing sources to fund future operations; cash expenditures and acquisitions, and our potential issuance of debt and equity securities. These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Item 1A., Risk Factors”, and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include: our success in implementing our expanded marketing, sales and product development initiatives and the rebuilding of our infrastructure within our planned timeframe; insufficient resources to fund our virtualization initiatives; the lack of growth in the virtualization market; higher than expected severance payments; additional write offs of inventory; our success in increasing sales to the targeted customers and our continued dependence on enterprise customers; our inability to manage our expanded organization; our inability to successfully integrate our recent acquisitions; the timing and receipt of future orders; our timely development, release and customers’ acceptance of our products; pricing pressures; rapid technological changes in the industry; growth of overall thin client sales; our ability to maintain our partnerships; our dependence on our suppliers and distributors and resellers; increased competition; our continued ability to sell our products through Lenovo to IBM’s customers; our ability to attract and retain qualified personnel; adverse changes in customer order patterns; our ability to identify and successfully consummate and integrate future acquisitions; adverse changes in general economic conditions in the U. S. and internationally; risks associated with foreign operations; and political and economic uncertainties associated with current world events.
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
     As of March 31, 2007 and June 30, 2006, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, certificates of deposit, auction rate securities and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.
     We have operations in the United Kingdom, Germany, France, Austria, Australia and China that are subject to foreign currency fluctuations. As currency rates change, translation of the foreign entities’ statements of operations from local currencies to U.S. dollars affects year-to-year comparability of operating results. Additionally, we have investments in each of these countries for which we recognize unrealized gains and losses through other comprehensive income within stockholders’ equity for foreign currency fluctuations.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007 (the “Evaluation Date”). Based on the evaluation performed, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting in the periods specified in the SEC’s rules and forms the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act.
     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our success depends on our ability to attract, retain and grow our business with large enterprise customers, and the long sales cycle with these customers makes planning and inventory management difficult and future financial results less predictable.
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
     In order to successfully attract new customer segments and expand our existing relationships with enterprise customers, we must reach and retain small- and medium-sized customers and smaller project initiatives within our large enterprise customers. We have begun a sales and marketing initiative to reach these customers. We cannot guarantee that our small- and medium-sized customer sales and marketing initiatives will be successful. Our failure to attract and retain small and medium-sized customers and smaller project initiatives within our large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we implement our sales and marketing initiatives in our attempt to attract and retain small and medium-sized customers and smaller project initiatives within our large enterprise customers, we will need to increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.
Because we rely on resellers and distributors, including IBM and Lenovo, to sell our products, our revenues could be negatively impacted if these companies do not continue to purchase products from us.
     Our future success is highly dependent upon maintaining and increasing the number of our relationships with distributors and resellers. By relying on distributors and resellers, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, estimate end user demand and respond to evolving customer needs.
     We cannot be certain that we will be able to attract or retain resellers and distributors to market our products effectively. None of our current resellers or distributors, including IBM and Lenovo, are obligated to continue selling our products or to sell our new products, and none are precluded from selling competing products. We cannot be certain that any resellers or distributors will continue to represent our products or that our resellers or distributors will devote a sufficient amount of effort and resources to selling our products. We need to expand our indirect sales channels, and if we fail to do so, our growth could be limited. A number of our distributors resell to their own networks of channel partners with whom we have no direct relationship. Our distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with our channel partners.

     We cannot assure you that our channel partners will market our products effectively, receive and fulfill customer orders of our products on a timely basis or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our distribution channels, we plan to continue to expand our field sales and support staff as needed. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, our channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would harm our sales.
     In addition, our channel partners may provide services to our end user customers that are inadequate or do not meet expectations. Such failures to provide adequate services could result in customer dissatisfaction with us or our products and services due to delays in maintenance and replacement. These occurrences could result in the loss of customers and repeat orders and could delay or limit market acceptance of our products, which would negatively affect our sales and results of operations.
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
     IBM and, more recently Lenovo, have been key strategic channel partners for us, distributing a substantial amount of our products. As a result of our alliances with IBM and Lenovo, we have relied on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for 7% of our net sales during the quarter ended March 31, 2007, declining from 8% in the quarter ended December 31, 2006 and 17% in the year ended June 30, 2006. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers.
Our strategy depends on expanding and diversifying our distribution channels and if we fail in these efforts, our business could be adversely affected.
     We are engaged in expanding, and currently intend to continue to expand, our distribution channels by expanding our sales with resellers, distributors and systems integrators. In addition, an integral part of our strategy is to expand and diversify our base of channel relationships by adding more channel partners with abilities to reach large enterprise customers and to sell our newer products. This has required and will continue to require additional resources, as we will need to expand our internal sales and service coverage of these customers and our marketing personnel. If we fail in these efforts and cannot expand or diversify our distribution channels, our revenues and profits could be adversely affected. In addition to this expansion and diversification of our base, we will need to maintain channel partners who cater to smaller customers. We may need to add distribution partners to maintain customer satisfaction and a steady or increasing adoption rate of our products, which could increase our operating expenses. We intend to invest significant resources to develop these channels, which could reduce our profits if our efforts do not result in significant increases in our revenues. Additionally, we have launched a price promotion program for our North American distributors which will provide them with price incentives. While we believe that this strategy will increase revenues through the distribution channel, there are no assurances that we will be successful and it may result in reduced margins.

If we are unable to continue generating substantial revenues from international sales and effectively managing our international operations our business could be adversely affected.
     We derive a substantial portion of our revenue from international sales primarily in Europe, Middle East and Africa (EMEA). Our international activities, primarily in EMEA, accounted for approximately 35% of revenues during the quarter ended March 31, 2007. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening Dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.
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
     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. A domestic supplier that we added in fiscal 2005 required an advance payment of $1.1 million at June 30, 2006 and March 31, 2007, which were recorded as prepaid expenses, to fund a portion of the initial and continued production of our orders. In the event of increased inventory levels, as at September 30, 2006, we would reduce our purchase of inventory in the short term, which could adversely affect the financial condition of our suppliers and jeopardize the continued supply of our products. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.
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

During the past several years, we have increased operating expenses significantly as a foundation for us to stimulate our growth and growth in our market, and we expect to increase our operating expenses during fiscal 2007, including increases needed to implement our new sales and marketing and product development initiatives. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.
     Our business has grown through both internal expansion and business acquisitions, and, as a result, we have significantly increased our operating expenses. If our revenues fail to increase as we increase our operating expenses, our profits may decline. Additionally, this growth has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 176 full-time employees at March 31, 2006 to 184 full-time employees at March 31, 2007 and we expect to add a significant number of new employees through June 2007. Our new employees include key managerial, technical, sales and marketing personnel, as well as international employees, and we intend to hire a significant number of additional sales and marketing personnel during fiscal 2007. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization. If we are unable to effectively manage our growth, our business and operating results could be adversely affected.
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
     We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products, such as virtualization products and solutions, that our customers choose to buy. If we are unable to develop new products, our business and operating results could be adversely affected. We must quickly develop, introduce and deliver new software and hardware products. These include our Neoware Device Manager, Image Manager and Linux operating system, among others. If we fail to accurately anticipate our customers’ needs and technological trends, or are otherwise unable to complete the development of a product on a timely basis, we will be unable to introduce new products into the market on a timely basis, if at all, and our business and operating results would be materially and adversely affected.
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
The virtualization products and solutions we are developing are based on an emerging technology and the potential market remains uncertain and may cause delays in our sales cycles.
     The virtualization products and solutions we are developing are based on an emerging technology and our success depends on customers perceiving technological and operational benefits and cost savings associated with adopting virtualization solutions. The relatively limited extent to which virtualization solutions have been currently adopted may make it difficult to evaluate the potential market for our virtualization solutions, and slower than expected growth of the market would adversely affect our growth in this area.
     The interest in virtualization in the PC market may result in longer sales cycles for us as customers attempt to resolve their virtualization strategy and delay purchasing decisions pending a final decision on their approach. The longer sales cycle could cause significant variability in our revenues and our operating results in any particular period.
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
     As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of March 31, 2007, we had $37.2 million of goodwill and $9.7 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values and our stock price and operating results could be materially adversely affected.
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
     Although we have generated operating profits in the past five fiscal years, we incurred net operating losses in prior periods and in the first three quarters of fiscal 2007. We expect to continue to incur significant operating expenses. Our operating expenses are expected to increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy and develop new products and enhance existing products. As a result, we will need to generate significant revenues and gross profit margin to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.
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

NEOWARE, INC.
Date: May 10, 2007	By:	/s/ KLAUS BESIER
Klaus Besier
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ KEITH D. SCHNECK
Keith D. Schneck
Executive Vice President and Chief Financial Officer