Form 10-K
period 2007-06-30
NEOWARE INC
filed 2007-09-12
CIK 894743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-21240

NEOWARE, INC.
(Exact name of registrant as specified in its charter.)

Delaware	23-2705700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 Horizon Drive
King of Prussia, Pennsylvania 19406	(610) 277-8300
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of	Name of each exchange on which registered:
the Act:	NASDAQ Global Select Market

Common Stock, par value $.001 per share
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on the NASDAQ Global Select Market on December 31, 2006 was approximately $217, 436,000. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.
The number of shares of the registrant’s Common Stock outstanding as of September 6, 2007 was 20,210,518.

NEOWARE, INC.

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
     We generate revenue primarily from sales of thin client devices, which includes the device and related software which allow users to access server based applications, and to a lesser extent from our software sold on a standalone basis for use on thin client devices, personal computers and servers and complementary services such as integration, training and maintenance utilizing our global integration and development centers. To date, sales of standalone software products and services have not exceeded 10% of our consolidated revenues for any period.
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
     On July 23, 2007, we entered into an Agreement and Plan of Merger, or merger agreement, with Hewlett-Packard Company, or HP, and Narwhal Acquisition Corporation, a wholly owned subsidiary of HP, or the merger sub, pursuant to which HP has agreed to acquire all of the issued and outstanding shares of our common stock for a cash purchase price of $16.25 per share. The acquisition will be accomplished by the merger of merger sub with and into Neoware, with Neoware surviving the merger as a wholly owned subsidiary of HP. The aggregate purchase price will be approximately $214.0 million, net of our estimated cash and cash equivalents and short-term investments balance of $120.0 million as of August 31, 2007. Outstanding Neoware stock options having an exercise price less than $16.25 per share will become fully vested and converted into the right to receive an amount equal to the product of (x) the aggregate number of shares that were issuable upon exercise of the option immediately prior to the effective time of the merger and (y) the excess, if any, of $16.25 over the per share exercise price. Options having an exercise price per share equal to or greater than $16.25 per share will be cancelled without payment or consideration. Each outstanding award of Neoware restricted stock held by an employee who becomes an employee of HP immediately after the merger that is subject to vesting or other lapse restrictions and has not otherwise been forfeited immediately prior to the merger will (a) be subject to, and will become vested upon, terms and conditions that are substantially similar to those currently applicable to such restricted stock, (b) represent the right to receive the merger consideration as each share vests, subject to applicable withholding requirements, and (c) continue to be subject to the other terms and conditions of the applicable initial documentation for such restricted stock. The closing of the merger is subject to customary closing conditions, including regulatory review and Neoware stockholder approval. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, Neoware will be required to pay HP a termination fee of $10.0 million. The merger agreement provided for a post-signing “go-shop” period which permitted Neoware to solicit certain competing acquisition proposals for 20 business days, concluding at 12:01 am, New York City time, on August 18, 2007. No competing proposals were received. The parties anticipate that the transaction will be consummated in the fourth quarter of calendar year 2007. We believe that the planned merger will be consummated; however the outcome cannot be predicted with certainty. For additional information regarding potential risks and uncertainties associated with the pending merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.
     On August 10, 2007, we filed a preliminary proxy statement and other relevant materials with the Securities and Exchange Commission in connection with the acquisition of Neoware by HP and on August 28, 2007 we filed a definitive proxy statement with the SEC in connection with such acquisition. The definitive proxy statement was mailed to all of our stockholders and will, with the other relevant documents, be available free of charge at the SEC’s website at www.sec.gov. In addition, investors and stockholders may obtain free copies of the documents filed with the SEC from Cameron Associates, 1370 Avenue of the Americas, New York, NY 10019, +1 212 245 8800. Before making any voting or investment decision with respect to the acquisition, investors and stockholders of Neoware are advised to read the definitive proxy statement and the other relevant materials when and if completed because they will contain important information about the acquisition. The definitive proxy statement contains important information regarding the merger, and we urge all of our stockholders to read the definitive proxy statement carefully and in its entirety.
     Based in King of Prussia, Pennsylvania, Neoware had 198 full time employees as of August 31, 2007.
Industry Background and Trends
     Thin client computing is part of a centralized computing architecture that moves processing and data storage from desktops and mobile devices to centrally-managed resources, including servers within an enterprise and outsourced, professionally managed servers. The adoption of thin client computing has grown rapidly in recent years driven by secular trends in the IT industry, including increased adoption of utility computing and on-demand software, as well as growing recognition of the increased security, manageability, reliability and lower total cost of ownership that thin client computing can provide. The thin client market is expected to grow in terms of units sold, revenue and as a percentage of the total enterprise PC market, according to IDC.
     We believe there are several key drivers that are increasing the adoption of thin client computing:
•	Increased adoption of on-demand and server-based utility computing architectures. In a server-based computing architecture, applications are installed and run on servers, not the desktop, and users can access these applications from desktop or mobile devices, providing the opportunity to improve security, manageability and reliability, and to lower cost. As adoption of on-demand and utility computing grows, an increasing number of enterprises are evaluating thin clients as an alternative to traditional “fat client” personal computers.

•	Evolving internal and external security threats. Threats ranging from unauthorized access and data theft to computer viruses capable of crippling the IT infrastructure of entire organizations are major concerns of IT executives today. In addition, the strict security policies demanded by privacy legislation such as the Health Insurance Portability and Accountability Act (HIPAA) have led to increased spending on the protection of highly sensitive data. Thin client computing solutions can prevent theft or mismanagement of locally stored data since the data is stored on centralized servers. Moreover, enterprises can capitalize on a thin client architecture by deploying security measures rapidly throughout the enterprise from a centralized server in order to combat external security threats such as viruses.

•	Need for manageability in an increasingly heterogeneous IT computing environment. The rapid advances and widespread adoption of distributed computing technologies combined with proprietary legacy systems, has led to heterogeneous hardware and software configurations that require costly maintenance and are increasingly difficult to manage, update and secure. Poorly performing applications and PC instability have been cited by IT professionals as common user complaints. Thin client computing allows IT professionals to centralize the management of applications and minimize the time spent on software upgrades and troubleshooting of individual computers.

•	Increased focus on minimizing the total cost of ownership. IT departments are increasingly faced with tight budgets to address their IT challenges. As a result, IT purchases and deployments must offer low total cost of ownership and demonstrate return on investment. We believe that thin client solutions often involve lower up-front costs than traditional desktop computers, and are also likely to offer lower on-going maintenance and upgrade costs. Thin client devices reduce obsolescence as applications are run on centralized servers, which allow enterprises to upgrade performance at the server instead of replacing the desktop device. According to Gartner, a leading industry analyst firm, thin client solutions can save enterprises up to 40% of the ongoing administration costs compared to an equivalent PC solution.

•	Significant advances in bandwidth and networking capabilities. Historically, using a server-based utility computing architecture was constrained due to limited bandwidth and network speed. However, the last few years have seen a considerable improvement in both wide-area network (WAN) and local-area network (LAN) performance due to inexpensive bandwidth and network optimization technologies such that access to the server via the network is a less significant factor in thin client performance. As enterprises’ WANs and LANs have become more prevalent at an affordable cost, server-based utility computing architectures have grown dramatically leading to greater adoption of thin client solutions.

•	Virtualization. New virtualization technology trends that enable consolidation of servers and desktop virtualization will drive more interest in thin client solutions. With desktop virtualization, applications no longer need to be installed on desktop PC’s thereby enabling replacement of PC’s with a thin client device.
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
     Our solutions include thin client devices, software and services:
     Neoware thin client devices. Our thin client devices are built for us by third parties using industry-standard hardware used in the high-volume PC industry. Our thin client devices are bundled with our embedded software, which enables enterprises to run applications on servers and display them across wired or wireless networks. Our thin client devices are available with our software running on top of a choice of Linux, Windows CE or Windows XP Embedded (XPe) operating systems. We provide a wide range of thin client device platforms designed to address varying enterprise needs.
     Neoware software. Our software products power, secure and manage thin clients and personal computers, stream software on-demand, and integrate mainframe, midrange, UNIX and Linux applications with Windows environments and the Web. Our software solutions include:
•	Neoware Device Manager is a centralized management platform for thin client devices that offers full remote configuration and control. It is based on industry-standard protocols and can interoperate with three of the industry’s top network management software platforms — IBM Tivoli, Microsoft Systems Management Server and Altiris Deployment Solution. This allows enterprise users to manage our thin clients and their PCs with a single tool.

•	Neoware Image Manager is a software solution that streams Windows operating systems on-demand from a Linux or Windows server to personal computers and thin clients, allowing users to run applications locally while eliminating the need for local storage. As a result, a single virtualized operating system image that contains the operating system and hardware drivers for multiple hardware platforms can be streamed on-demand to any personal computer or thin client, regardless of a device’s hardware configuration. This eliminates the need to manage multiples images as required with other operating system deployment methods.

•	Neoware TeemTalk is our host access terminal emulation software, which is installed on our thin clients and those from other vendors. Neoware TeemTalk software provides users with the ability to connect and communicate with applications on mainframes and midrange systems including servers running proprietary operating systems, UNIX and Linux. Neoware TeemTalk emulates more than 30 different “green-screen” terminals.

•	Neoware embedded Linux solutions. We provide embedded Linux solutions that include Linux thin client software, software to convert PCs into Linux thin clients and a software development environment that enables end users and systems integrators to quickly build robust Linux-based thin client solutions.
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
     Competitive Differentiators. We believe the key competitive differentiators of our solutions include:
•	Software-centric approach. We believe that the primary differentiation among thin client solutions is the software, not the hardware. As a result, we focus our development efforts on the software that secures, powers and manages thin clients, and we outsource the design, engineering and manufacturing of our thin client devices to third parties, typically in the Far East. We strive to maintain a technological edge by spending most of our R&D budget on software development, making it possible for us to offer open, secure, reliable, affordable, manageable and upgradeable thin client products that we believe enable customers to protect their investments today and in the future. In addition, this software-centric approach provides us with additional market opportunities, including the ability to turn PCs into thin clients, enabling our customers to leverage their existing investments while enjoying the benefits of thin client computing.

•	Global integration skills and resources. Unlike personal computers, which are often viewed as commodity products, deploying thin client computing requires integration skills and expertise. Large, global enterprise customers often require that we integrate our thin client solutions with their existing IT infrastructure, including their legacy systems. In order to accommodate this need, we have local development and integration centers in each of the major markets in which we sell our products. This allows us to offer integration services to our customers, enabling them to more rapidly deploy our solutions.

•	Ownership of thin client software technologies. In contrast with more hardware-oriented competitors that typically license much of the software on their thin client devices, we have invested in developing and acquiring software technologies that are needed for successful thin client deployments. Our software offerings include thin client remote management, terminal emulation, operating system streaming and virtualization, and embedded Linux solutions. In fiscal 2004 we acquired TeemTalk, which enables our thin clients to connect to mainframe, midrange, UNIX and Linux systems, and to emulate more than 30 different “green-screen” terminals. In fiscal 2005 we acquired the streaming and virtualization technology that enables our Neoware Image Manager software to deliver operating systems on-demand to heterogeneous PCs and thin clients from a server. In fiscal 2007, we also developed and newly introduced our Neoware Device Manager, our next generation management software. We believe that our ownership of these software technologies enables us to develop better products and to better support our customers.

•	Leading Linux-based solutions. Our security, management and access software are cross-platform, and are available on Windows and Linux operating systems. According to IDC, we are the leading supplier of Linux-based thin client solutions, which can be easily integrated into customer environments, and can run on less powerful, lower-cost hardware than some Windows-based alternatives. Furthermore, our Linux-based thin client solutions provide an intuitive user interface that shields users from the complexity of the Linux operating system. In February 2005 we acquired Mangrove Systems, a company that provided embedded Linux solutions for OEMs, systems integrators and corporate customers. Mangrove’s products included Linux thin client software, software to convert PCs into Linux thin clients, and a software development environment that enables systems integrators to quickly build robust Linux-based thin client solutions. According to IDC, the Linux thin client segment of the PC industry is the fastest-growing segment of the market, and we are the leading provider of this technology.
Our Strategy
     Our objective is to be the leading global provider of thin client solutions for enterprise customers by providing a secure, manageable, and cost-effective alternative to traditional PC architectures. Key elements of our strategy include the following:

•	Continue to invest in technology development. We believe that we have developed and acquired the technology to enable a more powerful, secure and cost-effective thin computing architecture. We have a 15-year history of developing this technology and between our own expenditures and those of the companies we have acquired, we have made substantial investments in R&D. We will continue to invest in technology development to maintain a global leadership position and drive market share growth.

•	Focus on the enterprise. We believe the most significant market segment for the thin client solution is the enterprise customer. As a result, we have focused our development, sales and marketing efforts on small, medium and large enterprises across a diverse set of vertical markets. Our access to this highly attractive market is considerably enhanced by our relationships with our alliance and distribution partners. We have been making significant investments to attract additional enterprise customers and gain market share. These investments include additions to the sales teams in the United States, Europe and Asia, as well as additional marketing personnel and programs designed to stimulate thin client awareness and lead generation.

•	Enhance channel partnerships. To expand our access to customers, we have developed relationships with third parties that we believe have strong market positions and customer relationships. We have developed alliances with IBM, Lenovo, NEC and ClearCube, all of which sell our products to their customers. We also have expanded our network of resellers through programs to attract and incentivize resellers.

•	Expand and deepen our geographic footprint. Our business was historically focused on the U.S. market. In fiscal years 2005 and 2006, we determined to expand our global footprint as part of a strategic expansion of our development and integration organization through the acquisitions of Maxspeed, Mangrove, Qualystem and ThinTune, as well as through partnerships with global distributors such as NEC, ClearCube and local providers. As a result, we now have a global footprint, with operations in the US, Europe and Asia. We believe that international markets will be a significant source of growth and we intend to continue to increase our presence by expanding our reseller relationships and through select acquisitions.

•	Grow our business through strategic acquisitions. Our acquisition strategy has been focused on expanding our geographic reach, acquiring businesses with technologies that increase our ownership of core intellectual property, and with products that can be sold through our existing channels to the same end-user customers, leveraging our existing organization. We have also sought to augment our software development resources and add to our integration capability on a global basis.

•	Capitalize on the growing adoption of industry-standard and open-source technologies. We believe that many enterprise customers are seeking industry-standard technologies, not proprietary solutions that require them to use a single vendor. As a result, we integrate our products into industry-standard solutions, and utilize open-source and other industry-standard technologies. In our supply chain we leverage the high volumes of the PC industry and PC supply chain techniques to lower our costs. We believe our commitment to open-source, cross-platform and industry-standard software technologies, and our use of the high volume supply chain efficiencies of the PC industry, represent significant differentiators and competitive advantages for us
History and Acquisitions
     Our Company was formed in 1995 as the result of a merger between Human Designed Systems, Inc., or HDS, a privately held technology company, and Information Systems Acquisition Corporation, a publicly held company. At the time of the merger, we changed the name of the Company to HDS Network Systems, Inc. and, in connection with the license of certain technology to Hitachi Data Systems in 1997 we changed the name of the Company to Neoware Systems, Inc. In December 2005, we changed the name of the Company to Neoware, Inc. to reflect our increased focus on providing software solutions for the thin client market.
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
     The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Year Ended June 30,
	2007	2006	2005
Net revenues
North American distributor	11%	*	10%
Lenovo	*	17%	5%
North American customer	*	11%	*
IBM	*	*	14%

(*)	Amounts do not exceed 10% for such period
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
Product Development
     We believe that our ability to expand the market for our products depends in large part upon our ability to develop cross-platform enhancements to the Windows and Linux operating systems, and to continue to develop new software and hardware products that incorporate the latest improvements in performance, capability and manageability targeted specifically at host access and server-based computing environments. Accordingly, we are committed to investing significant resources in software development activities. During fiscal 2007, 2006 and 2005, research and development expenses totaled $6.9 million, $6.0 million and $3.9 million, respectively. In addition, we have acquired technology in connection with our acquisitions and our alliance with IBM.
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

     The principal objectives of our marketing strategy are to grow the thin client segment of the PC market, increase awareness of the benefits of our products, maintain our position as a recognized innovator in the thin client segment of the PC market and differentiate our products from alternative types of devices, including personal computers. Our marketing activities include participation in trade shows and conferences, advertising, press relations with leading trade publications and the publication of technical articles. We have been and are planning to continue to make significant investments to attract additional enterprise customers and gain market share. These investments will include additions to the sales teams in the United States, Europe and Asia, as well as additional marketing personnel and programs designed to broaden our distributor and reseller base and to stimulate thin client awareness and lead generation.
     We utilize distributors for our products throughout the world, and have relationships with distributors in the United States, United Kingdom, Canada, France, Scandinavia, Germany, Denmark, Belgium, Netherlands, Austria, Switzerland, Italy, Spain, Russia, Israel, India, Egypt, Latvia, Korea, Philippines, New Zealand, Australia, Malaysia, South Africa, South America, and elsewhere.
     Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa, or EMEA, represented approximately 41%, 33% and 40% of net revenues, respectively, in fiscal 2007, 2006 and 2005. A substantial portion of our international sales are transacted in US dollars, although the prices of our products are based upon the market price for alternative products, including personal computers, in each market.
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
     Competitive products are offered by a number of established computer manufacturers, including Dell Computer, Hewlett Packard, Sun Microsystems and Wyse Technology and also from smaller companies offering thin client solutions. In addition, IBM, Lenovo and other PC companies sell personal computer and server products that can compete with our offerings. Personal computers can be configured with software, such as an ICA client from Citrix Systems, or an RDP client from Microsoft, that allows them to operate as thin client appliances. Thin client appliances compete favorably on a price/performance basis with personal computers and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of personal computer manufacturers, and customers’ perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of the personal computer portion of the market by thin client appliance suppliers. During the second half of fiscal 2007, we experienced increased competition which resulted in price reductions, reduced profit margins and loss of market share, affecting our operating results. We expect this level of competition to continue during fiscal 2008.
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
     Certain technology used in our products is licensed from third parties, either on a non-royalty-bearing basis or on a royalty-bearing basis. Generally, such licenses grant us non-exclusive, worldwide rights with respect to the subject technology and terminate upon a material breach. We have licensed technology from IBM, Citrix Systems, Inc., and Microsoft Corporation, among others.
Employees
     As of August 31, 2007, we had 198 full time employees.
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
Our business and stock price may be materially and adversely affected if the merger with HP is not completed.
     On July 23, 2007, we entered into a merger agreement with HP and Narwhal Acquisition Corporation., a wholly owned subsidiary of HP, which provides for the merger of Narwhal Acquisition Corporation with and into Neoware, with Neoware surviving the merger as a wholly owned subsidiary of HP. The announcement of the planned merger could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases in response to the announcement. To the extent that the announcement of the merger creates uncertainty among persons and organizations contemplating purchases of our products or services such that several large customers, or a significant group of small customers, delays purchase decisions pending completion of the planned merger, this could have an adverse effect on our results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in our stock price.
     In addition, completion of the pending merger is subject to certain conditions, including approval by the holders of our common stock, regulatory approvals and various other closing conditions. We cannot be certain that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed, we could be subject to a number of risks that may materially and adversely affect our business and stock price, including: the diversion of our management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers and strategic partners which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we might be unable to regain; the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed; under certain circumstances we could be required to pay HP a $10.0 million termination fee; we may experience a negative reaction to any termination of the merger from our customers, employees or strategic partners which may adversely impact our future results of operations as a stand-alone entity; and the amount of the costs, fees and expenses and charges related to the merger.
Restrictions on the conduct of our business prior to the completion of the pending merger with HP may have a negative impact on our operating results.
     We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with HP that require us to conduct our business in the ordinary course consistent with past practices, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction and should the merger not occur, such restrictions could have had an adverse effect on our operations during such time.
Our success depends on our ability to attract, retain and grow our business with large enterprise customers, and the long sales cycle with these customers makes planning and inventory management difficult and future financial results less predictable.
     We must retain and continue to expand our ability to reach and sell to enterprise customers by implementing our sales and marketing initiatives, adding effective channel partners and expanding our integration services. Our inability to attract and retain enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and generally have longer sales cycles, which could negatively impact our revenues, and longer sales cycles could affect our ability to predict our revenues for any particular period. Additionally, as we continue to implement our new sales and marketing initiatives in an attempt to attract and penetrate enterprise customers, we will need to increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.
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
     The long sales cycle and our lack of visibility into when these sales to enterprise customers could occur may make it difficult to predict the timing of sales, or whether they will be completed. Delays in sales could cause significant variability in our revenue and operating results for any particular period. This uneven sales pattern also will affect our inventory management and logistics costs. If predicted demand is substantially greater than actual orders received, as it was in the quarters ended June 30, and September 30, 2006, there will be an increase in inventory, which could make it necessary for us to reduce our prices or write down inventory resulting in lower gross margins and less cash. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received.
Our success may depend on our ability to attract, retain and grow our business with small and medium sized customers.
     In order to successfully attract new customer segments and expand our existing relationships with enterprise customers, we must reach and retain small- and medium-sized customers and smaller project initiatives within our large enterprise customers. We have begun a sales and marketing initiative to reach these customers. We cannot guarantee that our small- and medium-sized customer sales and marketing initiatives will be successful. Our failure to attract and retain small and medium-sized customers and smaller project initiatives within our large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we continue to implement our sales and marketing initiatives in our attempt to attract and retain small and medium-sized customers and smaller project initiatives within our large enterprise customers, we will need to increase our operating expenses. These efforts may not proportionally increase our operating revenues and could reduce our profits.
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
     We cannot be certain that we will be able to attract or retain resellers and distributors to market our products effectively. None of our current resellers or distributors, including IBM and Lenovo, are obligated to continue selling our products or to sell our new products, and none are precluded from selling competing products. We cannot be certain that any resellers or distributors will continue to represent our products or that our resellers or distributors will devote a sufficient amount of effort and resources to selling our products. We need to continue to expand our indirect sales channels, and if we fail to do so, our growth could be limited. A number of our distributors resell to their own networks of channel partners with whom we have no direct relationship. Our distribution channel could be affected by disruptions in the relationships of and with our channel partners and their networks. Because many of our indirect channel partners also sell competitive products, our success and revenue growth will depend on our ability to develop and maintain strong cooperative relationships with our channel partners.
     We cannot assure you that our channel partners will market our products effectively, receive and fulfill customer orders of our products on a timely basis or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our distribution channels, we plan to continue to expand our field sales and support staff as needed. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenues generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. In addition, our channel agreements are generally not exclusive and one or more of our channel partners may compete directly with another channel partner for the sale of our products in a particular region or market. This may cause such channel partners to stop or reduce their efforts in marketing our products. Our inability to effectively establish or manage our distribution channels would impact our sales.
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
     IBM and, more recently Lenovo, have been key strategic channel partners for us, distributing a substantial amount of our products. As a result of our alliances with IBM and Lenovo, we have relied on those parties for distribution of our products to their customers. Sales directly to Lenovo accounted for less than 10% of our net sales during the 2007 fiscal year, declining from 17% in our 2006 fiscal year. IBM and Lenovo are under no obligation to continue to actively market our products. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers.
Our strategy depends on expanding and diversifying our distribution channels and if we fail in these efforts, our business could be adversely affected.
     We are engaged in expanding, and currently intend to continue to expand, our distribution channels by expanding our sales with resellers, distributors and systems integrators. In addition, an integral part of our strategy is to continue to expand and diversify our base of channel relationships by adding more channel partners with abilities to reach large enterprise customers and to sell our newer products. This has required and will continue to require additional resources, as we will need to expand our internal sales and service coverage of these customers and our marketing personnel. If we fail in these efforts and cannot continue to expand or diversify our distribution channels, our revenues and profits could be adversely affected. In addition to this expansion and diversification of our base, we will need to maintain channel partners who cater to smaller customers. We may need to add distribution partners to maintain customer satisfaction and a steady or increasing adoption rate of our products, which could increase our operating expenses. We intend to continue to invest significant resources to develop these channels, which could reduce our profits if our efforts do not result in significant increases in our revenues. Additionally, we have launched a price promotion program for our North American distributors which will provide them with price incentives. While we believe that this strategy will increase revenues through the distribution channel, there are no assurances that we will be successful and it may result in reduced margins.
If we are unable to continue generating substantial revenues from international sales and effectively managing our international operations our business could be adversely affected.
     We derive a substantial portion of our revenue from international sales primarily in Europe, the Middle East and Africa, or EMEA. Our international activities, primarily in EMEA, accounted for approximately 41% of revenues during our 2007 fiscal year. In addition, a portion of our operations consists of manufacturing, software and product development, and sales activities outside of the U.S. Our ability to sell our products and conduct our operations internationally is subject to a number of risks. General economic and political conditions and the imposition of governmental controls in each country, including governmental restrictions on the transfer of funds to us from our operations outside the United States, including restrictions in China, could adversely affect our operations and demand for our products and services in these markets. We may also experience reduced intellectual property and contract rights protection as a result of different business practices in certain countries, which could have an adverse effect on our business and financial results. Although most of our international sales are denominated in U.S. Dollars, currency exchange rate fluctuations could result in lower demand for our products or lower pricing resulting in reduced revenue and margins, as well as currency translation losses. In addition, a weakening Dollar has resulted in increased costs for our international operations (which are mostly determined in local currencies), and could result in greater costs for our international operations in the future. In addition, concerns about terrorism or an outbreak of epidemic diseases such as avian influenza or severe acute respiratory syndrome, could have a negative effect on travel and our business operations, and could result in adverse consequences on our international operations.
     Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business in these jurisdictions. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us, such as the Foreign Corrupt Practices Act, and any violations of such laws by our employees or contractors could have a material adverse effect on our business. Trade protection measures and import and export licensing requirements subject us to additional regulation and may prevent us from shipping products to a particular market, and increase our operating costs. In addition, our future results could be adversely affected by difficulties in staffing, and coordinating communications among and managing our international operations, which have significantly expanded and become more complex as a result of the European acquisitions completed in fiscal 2005.
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
     In the event that the pending merger with HP is not consummated, as part of our business strategy, we engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances and outsourcing transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may, in order to integrate acquired businesses or employees, incur significant integration and restructuring costs, both one-time and on a recurring basis. Integration and other risks of acquisitions, strategic alliances and outsourcing transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue and selling, general and administrative expenses.
     Since June 2001, we have completed ten acquisitions and entered into alliances with IBM and Lenovo, and we plan to make additional acquisitions, some of which may be large and complex, or involve technologies that are outside of our core business, as part of our growth strategy. There is no assurance that we will derive benefits from the three European acquisitions we completed in the third and fourth quarters of fiscal 2005, the Visara, TeleVideo or Maxspeed acquisitions we completed in the first half of fiscal 2006 or future acquisitions we pursue. We may be unable to retain key employees or key business relationships of the acquired businesses, consolidate IT infrastructures, integrate accounting controls, policies and procedures, manage supply chain integration, combine administrative, research and development and other operations, eliminate duplicative facilities and personnel, which could result in significant costs and expenses, combine product offerings and successfully commercialize and market acquired technology, and integration of the businesses may divert the attention and resources of our management. Our failure to successfully integrate acquired businesses into our operations could have a material adverse effect on our business, operating results and financial condition. Even if such acquisitions are successfully integrated, we may not receive the expected benefits of the transactions if we find that the acquired business does not further our business strategy or that we paid more than what the business was worth. Managing the completion and integration of acquisitions and alliances requires management resources, which may divert our attention from other business operations. In addition, we may lack experience operating in the geographic or product market of the business acquired. There are also risks associated with the realization of benefits related to commercialization and/or marketing of projects that are in the process of being completed due to the complexity of the technology, competitive pressures and changing customer needs, and therefore there can be no assurances that any such project will be commercially successful. Even when the acquired business has already developed marketable products, there can be no assurance that the products will be successfully marketed in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. As a result, the effects of any completed or future transactions on financial results may differ from our expectations. These transactions may result in significant costs and expenses, including severance payments and additional compensation to executives and other key personnel, charges related to the elimination of duplicative facilities, assumed liabilities, and legal, accounting and financial advisory fees. Prior acquisitions have resulted in a wide range of outcomes, from successful integration of the business and increased sales and large enterprise customers to an inability to obtain the expected benefits. In connection with completing acquisitions, we may issue shares of our common stock, potentially creating dilution for our existing stockholders. We spent approximately $900,000 during fiscal 2007 pursuing an acquisition that we did not complete.
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
     We have in the past experienced and may in the future experience shortages of, or difficulties in acquiring, certain components. A significant portion of our revenues is derived from the sale of thin client devices that are bundled with our software. Third parties design and produce these thin client devices for us, and we typically do not have long-term supply contracts with them obligating them to continue producing products for us. The absence of such agreements means that, with little or no notice, these suppliers could refuse to continue to manufacture all or some of our products that we require or change the terms under which they manufacture our products. If our suppliers were to stop manufacturing our products, we might be unable to replace the lost manufacturing capacity on a timely basis. If we experience shortages of these products, or of their components, we may not be able to deliver our products to our customers, and our revenues would decline. If these suppliers were to change the terms under which they manufacture for us, our manufacturing costs could increase and our cost of revenues could increase, resulting in a decline in gross margins. If we were unable to adequately address the supply issues, we might have to reengineer some products resulting in further costs and delays. In addition, a failure of our suppliers to maintain their viability and financial condition could result in changes in payment and other terms of our relationships and their inability to produce and deliver our products on time and in sufficient quantities. Additionally, a domestic supplier that we added in fiscal 2005 requires payments in advance of our receipt of their product. We had outstanding advances to this supplier of $1.1 million at June 30, 2007, which were recorded as a prepaid expense. In the event of increased inventory levels, as occurred at September 30, 2006, we would reduce our purchase of inventory in the short term, which could adversely affect the financial condition of our suppliers and jeopardize the continued supply of our products. Finally, if one of our suppliers failed to maintain viability, we would likely be required to honor warranties granted by them to our customers for products sold by us, which would increase our costs.
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

•	Seasonality — We have experienced seasonal reductions in business activity in some quarters based upon customer activity and based upon our partners’ seasonality. This pattern has generally resulted in lower sales in our first and third quarters than in the prior sequential quarters; and

•	Stock-based compensation expense — Starting in the quarter ended September 30, 2005, we began recording stock-based compensation expense as calculated pursuant to Statement of Financial Accounting Standards (SFAS) No. 123R. The non-cash impact of stock-based compensation expense during fiscal 2007 was $4.5 million.
     In addition, fluctuations in our future quarterly operating results may be caused by factors relating to our pending merger with HP, including:
•	risks that the pending merger with HP disrupts current plans and operations, and the potential difficulties in employee retention as a result of the announcement or pendency of the merger;

•	whether or not the conditions to the completion of the pending merger with HP are satisfied and the possibility that the merger will not be completed for any other reason;

•	the effect of the announcement or pendency of the merger with HP on our customer and strategic partner relationships, operating results and business generally; and

•	the amount of the costs, fees and expenses and charges related to the pending merger with HP, including the possibility that the merger agreement may be terminated under circumstances that require us to pay HP a termination fee of $10.0 million.
     There are factors that may affect the market acceptance of our products, some of which are beyond our control, including the following:
•	the growth and changing requirements of the thin client segment of the PC market;

•	the quality, price, performance and total cost of ownership of our products compared to personal computers;

•	the availability, price, quality and performance of competing products and technologies;

•	the timely development and introduction of new and enhanced products; and

•	the successful development of our relationships with software providers, original equipment manufacturers and existing and potential channel partners.
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
     Our gross margins can vary significantly from quarter to quarter depending on average selling prices, fixed costs in relation to revenue levels and the mix of our business, including the percentage of revenues derived from various thin client device models, software, third party products and consulting services. Our gross profit margin also varies in response to competitive market conditions as well as periodic fluctuations in the cost of memory and other significant components. The PC market in which we compete remains very competitive, and although we intend to continue our efforts to reduce the cost of our products, there can be no certainty that we will not be required to reduce prices of our products without compensating reductions in the cost to produce our products in order to maintain or increase our market share or to meet competitors’ price reductions. Our marketing strategy is targeted at increasing the size of the thin client segment of the PC industry, in part by lowering prices to make thin clients more competitive with personal computers, by selling a larger percentage of products to large enterprise customers, who typically demand lower prices because of their volume purchases, and by focusing on sales through our distribution channel. This strategy, combined with the implementation of our new sales and marketing initiatives, have resulted in, a decline in our gross margins. Additionally, we have certain newer products, including our e900 ruggedized thin client and m100 laptop product line, which have higher average selling prices and higher gross profit dollars, but lower gross margin percentages than our traditional products. If our sales do not continue to increase as a result of these strategies, our profitability will decline, and we may experience losses. Finally, our gross margins may decline if it is necessary for us to reduce the prices of our products as a result of excess inventory.
During the past several years, we have increased operating expenses significantly as a foundation for us to stimulate our growth and growth in our market, and we increased our operating expenses during fiscal 2007, and intend to continue to increase our operating expenses during fiscal 2008, including increases needed to implement our new sales and marketing and product development initiatives. If we do not increase revenues or appropriately manage further increases in operating expenses, our profitability will suffer.
     Our business has grown through both internal expansion and business acquisitions, and, as a result, we have significantly increased our operating expenses. If our revenues fail to increase as we increase our operating expenses, our profits may decline. Additionally, this growth has put pressure on our infrastructure, internal systems and managerial resources. The number of our employees increased from 186 full-time employees at June 30, 2006 to 190 full-time employees at June 30, 2007 and we expect to add a significant number of new employees during fiscal 2008. Our new employees include key managerial, technical, sales and marketing personnel, as well as international employees. To manage our growth effectively, we must continue to improve and expand our infrastructure, including operating and administrative systems and controls, and continue managing and integrating our personnel in an efficient manner. Our business may be adversely affected if we do not integrate and train our new employees quickly and effectively and coordinate among our executive, engineering, finance, marketing, sales, operations and customer support organizations. In addition, because of the growth of our international operations, we now have facilities located in multiple countries, and we have limited experience coordinating a geographically separated organization. If we are unable to effectively manage our growth, our business and operating results could be adversely affected.
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
In order to continue to grow our revenues, we will need to hire additional executives and personnel and update our IT infrastructure.
     In order to continue to develop and market our line of thin client devices, we will need to hire additional executives and other personnel, including the additional sales and marketing employees we plan to hire to help implement our sales and marketing initiatives. In addition, during fiscal 2007 we experienced turnover in several senior executive and management positions. Competition for employees is significant and we may experience difficulty in attracting qualified people. Additionally, to meet our increased requirements for capacity and efficiency, we are continuing to update our information technology infrastructure. In the event that the updated systems do not meet our needs or are not deployed in a timely manner, our business may suffer.
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
     As a result of our completed and potential future acquisitions, we anticipate that we may have a significant amount of goodwill and other intangible assets, such as product and core technology, related to these acquisitions. We periodically evaluate our intangible assets, including goodwill, for impairment. As of June 30, 2007, we had $37.5 million of goodwill and $8.7 million of intangible assets. We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value. Fair values are based on discounted cash flows using a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values and our stock price and operating results could be materially adversely affected.
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
Although we have generated operating profits for the five fiscal years through our 2006 fiscal year, we have a prior history of losses and incurred operating losses for our 2007 fiscal year, and may experience losses in the future, which could result in the market price of our common stock declining.
     Although we generated operating profits in the five fiscal years through our 2006 fiscal year, we incurred net operating losses in prior periods and for fiscal 2007. We expect to continue to incur significant operating expenses. Our operating expenses are expected to increase in the future reflecting the hiring of additional key personnel as we continue to implement our growth strategy and develop new products and enhance existing products. As a result, we will need to generate significant revenues and gross profit margin to maintain profitability. If we do not maintain profitability, the market price for our common stock may decline.
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
     The European Union (“EU”) has adopted a directive to facilitate the recycling of electrical and electronic equipment sold in the EU. The Waste Electrical and Electronic Equipment (“WEEE”) directive directs EU member states to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for specified collection, recycling, treatment, and environmentally sound disposal of products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the European Union after July 1, 2006. As a result of these obligations, our product distribution costs may increase and may adversely impact our financial condition. We implemented these directives during fiscal 2006. Similar legislation has been or may be proposed or enacted in other areas, including in the United States and China, the cumulative impact of which could be significant if we are unable to recover our costs to comply with these laws in the price of our products.
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
     The Sarbanes-Oxley Act of 2002 and newly enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent registered public accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we have recently completed our evaluation of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. As a result, we have incurred additional expenses and diversion of management’s time, which increased our operating expenses and accordingly reduced our net income. While our evaluation resulted in our conclusion that as of June 30, 2007 our internal control over financial reporting was effective, we cannot be certain as to the outcome of our testing in future periods. If we do not maintain effective internal control over financial reporting, it could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.
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
Our stock price can be volatile.
     Our stock price, like that of other technology companies, can be volatile. For example, our stock price can be affected by many factors such as: the termination of the merger agreement with HP; quarterly increases or decreases in our revenues or earnings, changes in revenues or earnings estimates or publication of research reports by analysts; speculation in the investment community about, or actual changes in, our executive team, our financial condition or results of operations and changes in revenue or earnings estimates; the announcement of new products, technological developments, alliances, acquisitions or divestitures by us or one of our competitors. In addition, general macroeconomic and market conditions unrelated to our financial performance may also affect our stock price.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our principal administrative, marketing and research and development operations are located in King of Prussia, Pennsylvania. Our primary facility consists of approximately 32,000 square feet under a lease with an expiration date of October 30, 2012. The annual gross rent for the facility was approximately $345,000 in fiscal 2007.
     We also lease a number of support, sales and development offices in the US, UK, Europe, China and Australia. These office leases comprise a total of approximately 32,000 square feet with lease terms that range from month-to-month to five years. Total rent expense for these facilities was $565,000 for fiscal 2007. We believe that our growth will likely require us to lease additional facilities and that suitable additional space will be available as needed.
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
     Our common stock trades on the NASDAQ Global Select Market under the symbol NWRE. Prior to August 1, 2006, it traded on the NASDAQ National Market. The following table sets forth the high and low sale prices for our common stock for the periods indicated.

Fiscal 2007	High	Low
First Quarter	$14.40	$10.95
Second Quarter	$15.17	$10.68
Third Quarter	$13.59	$10.04
Fourth Quarter	$14.01	$10.08

Fiscal 2006	High	Low
First Quarter	$17.13	$10.30
Second Quarter	$25.31	$14.85
Third Quarter	$30.50	$21.53
Fourth Quarter	$30.95	$11.37
     There were approximately 131 holders of record of our common stock as of September 6, 2007.
Dividend Policy
     We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Neoware, Inc., The S&P 500 Index
And The S&P Information Technology Index

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
     The following table sets forth our selected financial data for the periods indicated. The data set forth below should be read in conjunction with our Consolidated Financial Statements together with the related notes thereto included elsewhere herein and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (in thousands, except per share data):

	For the Year Ended June 30,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net revenues	$90,401	$107,219	$78,784	$63,165	$57,522
Gross profit	32,999	44,352	34,214	30,380	25,973
Operating expenses	41,976	35,126	23,926	23,003	16,134
Operating income (loss)	(8,977)	9,226	10,288	7,377	9,839
Interest income, net	4,158	1,937	859	392	323
Foreign exchange loss	(71)	(59)	(283)	(106)	—
Loss on investment	—	—	—	—	(300)
Income (loss) before income taxes	(4,890)	11,104	10,864	7,663	9,862
Income taxes (benefit)	(2,533)	4,007	3,425	2,269	3,550
Net income (loss)	$(2,357)	$7,097	$7,439	$5,394	$6,312
Basic earnings (loss) per share	$(0.12)	$.40	$.47	$0.34	$0.46
Diluted earnings (loss) per share	$(0.12)	$.39	$.46	$0.34	$0.43

Weighted average number of common shares outstanding:
Basic	19,990	17,665	15,931	15,683	13,601
Diluted	19,990	18,105	16,202	16,020	14,696

	June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Current assets	$154,614	$143,834	$67,017	$68,942	$42,770
Current liabilities	18,548	16,900	16,616	9,883	7,495
Working capital	135,677	126,934	50,401	59,059	35,275
Total assets	208,383	199,573	108,042	90,607	54,376
Total stockholders’ equity	188,405	181,602	89,969	80,489	46,627
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
     On July 23, 2007, we entered into an Agreement and Plan of Merger, or merger agreement, with Hewlett-Packard Company, or HP, and Narwhal Acquisition Corporation, a wholly owned subsidiary of HP, or the merger sub, pursuant to which HP has agreed to acquire all of the issued and outstanding shares of our common stock for a cash purchase price of $16.25 per share. The acquisition will be accomplished by the merger of merger sub with and into Neoware, with Neoware surviving the merger as a wholly owned subsidiary of HP. The aggregate purchase price will be approximately $214.0 million, net of our estimated cash and cash equivalents and short-term investments balance of $120.0 million as of August 31, 2007. Outstanding Neoware stock options having an exercise price less than $16.25 per share will become fully vested and converted into the right to receive an amount equal to (x) the aggregate number of shares that were issuable upon exercise of the option immediately prior to the effective time of the merger and (y) the excess, if any, of $16.25 over the per share exercise price. Options having an exercise price per share equal to or greater than $16.25 per share will be cancelled without payment or consideration. Each outstanding award of Neoware restricted stock held by an employee who becomes an employee of HP immediately after the merger that is subject to vesting or other lapse restrictions and has not otherwise been forfeited immediately prior to the merger will (a) be subject to, and will become vested upon, terms and conditions that are substantially similar to those currently applicable to such restricted stock, (b) represent the right to receive the merger consideration as each share vests, subject to applicable withholding requirements, and (c) continue to be subject to the other terms and conditions of the applicable initial documentation for such restricted stock. The closing of the merger is subject to customary closing conditions, including regulatory review and Neoware stockholder approval. The merger agreement contains certain termination rights and provides that, upon the termination of the merger agreement under specified circumstances, Neoware will be required to pay HP a termination fee of $10.0 million. The merger agreement provided for a post-signing “go-shop” period which permitted Neoware to solicit certain competing acquisition proposals for 20 business days, concluding at 12:01 am, New York City time, on August 18, 2007. No competing proposals were received. The parties anticipate that the transaction will be consummated in the fourth quarter of calendar year 2007. We believe that the planned merger will be consummated; however the outcome cannot be predicted with certainty. For additional information regarding potential risks and uncertainties associated with the pending merger, please see the information under the caption “Risk Factors” within Part I, Item 1A.
     On August 10, 2007, we filed a preliminary proxy statement and other relevant materials with the Securities and Exchange Commission in connection with the acquisition of Neoware by HP and on August 28, 2007 we filed a definitive proxy statement with the SEC in connection with such acquisition. The definitive proxy statement was mailed to all of our stockholders and will, with the other relevant documents, be available free of charge at the SEC’s website at www.sec.gov. In addition, investors and stockholders may obtain free copies of the documents filed with the SEC from Cameron Associates, 1370 Avenue of the Americas, New York, NY 10019, +1 212 245 8800. Before making any voting or investment decision with respect to the acquisition, investors and stockholders of Neoware are advised to read the definitive proxy statement and the other relevant materials when and if completed because they will contain important information about the acquisition. The definitive proxy statement contains important information regarding the merger, and we urge all of our stockholders to read the definitive proxy statement carefully and in its entirety.
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
     Net revenues from sales outside of the United States, primarily in Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows:

	Year Ended June 30,
	2007	2006	2005
International net revenues	$37,064	$35,226	$31,682
Percentage change over prior period	5%	11%	13%
Percentage of net revenue	41%	33%	40%

     Strategy
     The market for thin client devices is part of the enterprise personal computer (PC) market. We market our thin client devices as alternatives to PCs in certain target markets. Our strategies are to focus on selling thin client software and device products that compete effectively with PCs, increasing sales to small, medium and large enterprise customers, through our relationships with IBM, Lenovo and other resellers, as well as directly to end-users. We have been executing marketing initiatives designed to grow the thin client segment of the PC industry. We utilize third parties that we believe have strong market positions in the server-based computing market to expand our sales and marketing efforts, which allows us to develop new customer relationships as well as gain access to new markets.
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
     Financial Highlights
     Net revenue, gross profit margin, and earnings per share are key measurements of our financial results. For fiscal 2007, net revenue was $90.4 million, a decline of 16% from fiscal 2006. Gross profit margin was 37% for fiscal 2007 as compared to 41% in fiscal 2006. The revenue decrease was the result of decreased sales primarily to several large enterprise customers in the US. The gross profit margin percentage decrease was primarily the result of competitive pricing resulting in reduced average selling prices (ASP), an increasing mix of XPe based product which carries a lower gross profit margin, lower revenue from direct software sales and higher overhead expenses. Diluted loss per share was $0.12 for fiscal 2007, compared to a net income of $0.39 in fiscal 2006, as a result of decreased gross profit from lower revenue and lower gross profit margins, increased operating expenses, increased stock based compensation and increased cost of amortization of acquired intangibles. Stock-based compensation expense included in these results was $102,000 in cost of products sold and $4.4 million in operating expense for fiscal 2007, and amortization of intangibles was $1.4 million in cost of products sold and $2.4 million for fiscal

2007. Our fiscal 2007 results were also affected by approximately $1.7 million of severance costs (included in operating expenses) associated with senior management turnover and $874,000 of abandoned acquisition costs for an acquisition that did not close.
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
     As of June 30, 2007, our cash, cash equivalents and short- term investments were $121.5 million, compared to $114.1 million at June 30, 2006. During fiscal 2007 we generated $3.7 million of cash from operations, received $1.7 million from the settlement of escrow matters related to the Maxspeed acquisition and received $2.5 million of cash from the exercise of stock options and related excess tax benefits.
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
     These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion of our accounting policies and estimates. Our senior management has reviewed our critical accounting policies and estimates and Management Discussion and Analysis with its Audit Committee.
Revenue Recognition
     For each type of arrangement, we make judgments regarding: the fair value of multiple elements contained in our arrangements, whether fees are fixed or determinable, whether collectibility is probable, and the accounting for potential distributor stock rotation rights and price protection. These judgments, and their effect on revenue recognition, are discussed below.
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

     Beginning in March 2007 changes were introduced to our post-contract support services whereby the cost to provide these services are not expected to be insignificant and unspecified upgrades and enhancements are expected to be more than minimal and infrequent. As a result, in March 2007 we began to defer revenue related to these services from sales of our products which include one year of post contract support services. Prior to March 2007 revenue related to post-contract support services was generally recognized with the initial product sale when the fee was included with the initial product fee, post-contract services were for one year or less, the estimated cost of providing such services during the arrangement was insignificant, and unspecified upgrades and enhancements offered during the period were expected to continue to be minimal and infrequent. Revenue from extended warranty and stand alone post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Vendor specific objective evidence of these amounts is determined by the price charged when these elements are sold separately.
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

We then compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss. The impairment loss is the excess of the carrying amount of the asset over its fair value.
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
     In the fourth quarter of fiscal 2007 we determined that certain tradenames were no longer going to be utilized and we wrote off the remaining net book value by recording additional amortization expense of $250,000. At June 30, 2007, goodwill and intangible assets were $37.5 million and $8.7 million, respectively. A decrease in the value of our business could trigger an impairment charge related to goodwill and or amortizable intangible assets.
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

	Year Ended June 30,
	2007	2006
Cost of revenues	$102	$86
Selling and marketing	1,353	1,238
Research and development	376	394
General and administrative	2,705	1,668

	$4,536	$3,386

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
Results of Operations
Net Revenues (in thousands):

	2007	2006	2005
Net revenue	$90,401	$107,219	$78,784
Percentage change over prior period	(16)%	36%	25%
     We derive revenues primarily from the sale of thin client devices, which include a device and related software and services.
     Net revenues decreased in fiscal 2007 primarily due to lower sales of our products to our top five US based large enterprise customers that contributed $6.2 million in fiscal 2007 compared to sales of $31.5 million in fiscal 2006. We experienced increases in other areas of our business including a 19% increase in our SMB and distributor groups for fiscal year 2007 and an increase in our EMEA based business compared to fiscal 2006. Unit sales of thin client devices in fiscal 2007 decreased 10% compared to fiscal 2006 primarily due to decreased sales to large enterprise customers. Average selling prices in fiscal 2007 decreased 8% compared to fiscal 2006 due to a change in product mix and competitive pricing pressure. Average selling prices will vary depending on product mix and competitive pricing situations.
     The increases in net revenues in fiscal 2006 over fiscal 2005 is due to an increase in market acceptance of thin client computing, an increase in our customer base from our selling and marketing activities, including an increase in sales to large enterprise customers and an increase in our business with IBM and Lenovo. Unit sales of thin client devices increased 23% in fiscal 2006 over fiscal 2005. Average selling prices increased slightly in fiscal 2006 due primarily to the change in product mix primarily resulting from the introduction of the Neoware e900, which carries a much higher selling price than our other thin client devices. Average selling prices declined slightly in fiscal 2005 due to changes in product mix, our strategy to reduce selling prices to increase sales to large enterprise customers and increased competition. Average selling prices will vary depending on product mix and competitive pricing situations. The Neoware e900 was introduced in fiscal 2006 and contributed 11% of fiscal 2006 net revenues.
     The following table sets forth sales to customers comprising 10% or more of our net revenue:

	Year Ended June 30,
	2007	2006	2005
Net revenues
North American distributor	11%	*	10%
Lenovo	*	17%	5%
North American customer	*	11%	*
IBM	*	*	14%

(*)	Amounts do not exceed 10% for such period
     Net revenues from sales outside of the United States, primarily in Europe, the Middle East and Africa (“EMEA”), based on the location of our customers, were as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
International net revenues	$37,064	$35,226	$31,682
Percentage change over prior period	5%	11%	13%
Percentage of net revenue	41%	33%	40%
     International net revenues increased as a percentage of net revenues in fiscal 2007 compared to fiscal 2006 due to a decline in revenue in the United States and to increased revenue in EMEA due to expanded sales and marketing resources. International net revenues declined as a percentage of net revenues in fiscal 2006 compared to fiscal 2005 due to higher revenue growth in the United States, primarily as a result of an increase in sales to large enterprise customers in the United States. During the fourth quarter of fiscal 2006, one of our German distributors experienced significant financial difficulties and has since declared insolvency, which, in the fourth quarter, caused us to reverse revenues of $675,000 invoiced in April through June 2006 and to add $385,000 to our reserve for doubtful accounts.
     Cost of Revenues and Gross Profit Margin (in thousands):

	2007	2006	2005
Cost of products	$56,035	$61,607	$43,833
Percentage change over prior period	(9)%	40%	35%

Amortization of intangibles	$1,367	$1,260	$737
Percentage change over prior period	8%	71%	89%

Total cost of revenue	$57,402	$62,867	$44,570
Percentage change over prior period	(9)%	41%	36%
Gross profit margin	37%	41%	43%
     Cost of revenues consists primarily of the cost of thin client devices, which include a device and related software, and, to a lesser extent, overhead including salaries and related benefits for personnel who fulfill product orders, delivery services, amortization of intangibles related to acquisitions, distribution costs, and beginning in fiscal 2006, stock based compensation expense.
     The decrease in cost of revenues in fiscal 2007 is primarily the result of lower unit sales offset by increased overhead costs including a $1.5 million charge for inventory obsolescence related to the Maxspeed acquisition, and higher labor and third party costs to support product manufacturing and service requirements. Stock-based compensation expense included in cost of revenues was $102,000 in fiscal 2007.
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
     The decrease in gross profit margin in fiscal 2007 is primarily the result of declining average selling prices due to competitive pressures, a change in product mix to a larger portion of XPe based products, which generally carries a lower gross profit margin and higher overhead expense due to increase costs of labor, inventory obsolescence charges and a smaller revenue base in relation to the overall overhead costs.
     The decrease in gross profit margin in fiscal 2006 is primarily the result of increased sales of the Neoware e900 thin client device, which has a higher selling price, higher gross profit dollars per unit sold, but a lower gross profit margin than our other thin client devices.
     Sales and Marketing (in thousands):

	2007	2006	2005
Sales and marketing	$19,541	$16,920	$12,118
As a percentage of net revenues	22%	16%	15%
Percentage change over prior period	15%	40%	(3)%
     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, advertising, direct marketing, the cost of trade shows and other costs associated with our sales and marketing efforts and beginning in fiscal 2006, stock-based compensation expense.
     The increase in sales and marketing expenses in fiscal 2007, as compared to fiscal 2006, was due to a $896,000 increase in employee and contractor compensation costs. In addition, we spent $909,000 more in outside marketing services, including expenses for advertising and promotion and incurred $545,000 in severance costs due to senior level staff turnover.
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
Research and Development (in thousands):

	2007	2006	2005
Research and development	$6,899	$6,030	$3,850
As a percentage of net revenues	8%	6%	5%
Percentage change over prior period	14%	57%	38%
     Research and development expenses consist primarily of salaries, related benefits, and other engineering related costs and beginning in fiscal 2006, stock-based compensation expense.
     The increase in research and development in fiscal 2007 is primarily the result of an increase in employee headcount and $231,000 of charges for severance costs due to senior level staff turnover.
     The increase in research and development in fiscal 2006 is primarily the result of an increase in employee headcount primarily from acquisitions resulting in an additional $1.5 million of employee compensation costs and $394,000 related to the impact of stock-based compensation expense.

General and Administrative (in thousands):

	2007	2006	2005
General and administrative	$12,259	$10,211	$6,866
As a percentage of net revenues	14%	10%	9%
Percentage change over prior period	20%	49%	25%
     General and administrative expenses consist primarily of salaries, related benefits, corporate insurance, such as director and officer liability insurance, fees related to the cost of operating as a public company and fees for legal, audit and tax services, and beginning in fiscal 2006, stock based compensation expense.
     The increase in general and administrative expenses in fiscal 2007 is primarily the result of an increase in employee related costs, $876,000 of charges for severance costs and $1.0 million increase in stock-based compensation expense due to senior level staff turnover and modification of our former CEO’s stock options.
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
Amortization of Intangibles (in thousands):

	2007	2006	2005
Amortization of intangibles	$2,403	$1,965	$1,058
As a percentage of net revenues	3%	2%	1%
Percentage change over prior period	22%	86%	61%
     Amortization of intangibles increased in fiscal 2007 and fiscal 2006 due to an increase in amortization expense related to acquired intangible assets related to acquisitions and the $250,000 write off of certain tradenames. As of June 20, 2007, we had unamortized intangible assets in the net amount of $8.7 million.
Abandoned Acquisition Costs
     During fiscal 2007, we incurred $874,000 in acquisition-related expenses which were related to acquisitions that were not consummated. These costs consisted primarily of advisory, legal, third party due diligence and accounting fees.
Interest Income, Net (in thousands):

	2007	2006	2005
Interest income, net	$4,158	$1,937	$859
As a percentage of net revenues	5%	2%	1%
Percentage change over prior period	115%	125%	119%
     Interest income is generated from cash, cash equivalent and investment balances generally invested in tax-free, short term instruments. Interest income increased in fiscal 2007 and 2006 due to earnings on increased cash and investment, generated primarily from the common stock offering completed in February 2006 and to a lesser extent cash provided from operations.
Income Taxes (in thousands):

	2007	2006	2005
Income tax expense (benefit)	$(2,533)	$4,007	$3,425
Effective tax rate	52%	36%	32%
     Our effective tax rate in fiscal 2007 was impacted by the net loss, the impact of federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), from foreign income taxes in lower tax rate countries, and non-deductible stock-based compensation expense. During fiscal 2007, we benefited from the impact of federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), and from foreign income taxes in lower tax rate countries. The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income, however the benefit was phased out at the end of calendar 2006.
     Our effective tax rate in fiscal 2006 increased from fiscal 2005 primarily due to the non-deductible portion of stock-based compensation related to SFAS No. 123R. During fiscal 2006, we benefited from the impact of federal tax free investment income, the Extraterritorial Income Exclusion (“EIE”), the initial year impact of the manufacturing deduction for the Jobs Creation Act and from foreign income taxes in lower tax rate countries. The EIE provides a tax benefit by excluding a portion of income from qualified foreign sales from gross income, however the benefit was phased out at the end of calendar 2006.
Liquidity and Capital Resources
     As of June 30, 2007, we had net working capital of $135.7 million. Our principal sources of liquidity include $121.1 million of cash and cash equivalents and short-term investments and an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during fiscal 2007, 2006 and 2005.
     Cash and cash equivalents increased by $56.7 million during fiscal 2007, due to $3.7 million generated from operations, $49.7 million from net sales of short-term investments, $1.7 million from settlement of outstanding escrow matters related to the Maxspeed acquisition $2.5 million from stock options and related tax benefits, partially offset by $1.7 million in purchases of property and equipment
     Cash flows provided by operating activities: Cash flow from operating activities in fiscal 2007 was $3.7 million compared to $8.4 million in fiscal 2006 and $7.2 million in fiscal 2005. These cash flows related primarily to net income (loss) adjusted for non-cash charges, including depreciation and amortization, stock-based compensation, the impact of deferred income taxes and net changes in cash flow from our operating assets and liabilities including accounts receivable, inventory and accounts payable and accrued expenses.
     Cash flows used in investing activities: In fiscal 2007 we incurred $1.7 million of expenditures for property and equipment primarily due to the purchase and implementation of a new ERP system and in fiscal 2006, we incurred $1.5 million of expenditures for property and equipment primarily due to relocation of the corporate headquarters and investments in internal systems.
     Cash flows used in investing activities in fiscal 2006 and fiscal 2005 included cash used for acquisitions of businesses totaling $17.6 million in fiscal 2006 and $20.9 million in fiscal 2005. Other investing activities included purchases and sales of short-term investments, which we typically purchase with surplus cash and purchases of property and equipment.
     Cash flows provided by financing activities: Cash flows from financing activities in fiscal 2007 relate primarily to stock option activity including related income tax benefits. Cash flows from financing activities in fiscal 2006 included $71.2 million of net proceeds from issuance of common stock, net of expenses. In February 2006, we sold 3,000,000 shares of our common stock at a public offering price of $25.25 per share. Net proceeds totaled $71.2 million after transaction costs. The exercise of employee stock options and related excess tax benefits provided $9.6 million and $1.4 in fiscal 2006 and 2005, respectively.

     Contractual Obligations
     The following is a summary of our contractual obligations as of June 30, 2007 (in thousands):

			2009 and	2011 and	2013 and
	Total	2008	2010	2012	thereafter
Product purchase obligations	$17,270	$17,270	$—	$—	$—
Operating leases	3,164	961	1,180	880	143
Other purchase obligations	1,030	1,030	—	—	—

	$21,464	$19,261	$1,180	$880	$143

     The above table excludes contingent amounts payable pursuant to arrangements with executive officers which provide for severance obligations of up to an aggregate of $2.2 million.
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
     Off Balance Sheet
     Our guarantee agreements are discussed in Note 7 to the consolidated financial statements.
Recent Accounting Pronouncements
     See Recent Accounting Pronouncement note to the consolidated financial statements for information concerning our implementation and impact of new accounting standards.
     This annual report on Form 10-K contains statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements regarding: our acquisition of businesses and technologies; the growth of thin client computing, including Linux thin clients and virtualization; our continued investment in technology developments; our relationships with our alliances and channel partners; the expansion of our global organization and the growth of international markets; our initiation of a patent program to protect our proprietary software; our average selling prices depending on product mix and competitive pricing; the availability of cash or other financing sources to fund future operations; and cash expenditures and acquisitions . These forward-looking statements involve risks and uncertainties. The factors set forth below, and those contained in “Risk Factors” and set forth elsewhere in this report, could cause actual results to differ materially from those predicted in any such forward-looking statement. Factors that could affect our actual results include our ability to attract and retain enterprise customers; our ability to maintain our relationship with our channel partners, including IBM and Lenovo, the timing and receipt of future orders, our timely development and customers’ acceptance of our products, pricing pressures, rapid technological changes in the industry, growth of overall thin client sales through the capture of a greater portion of the PC market, increased competition, our ability to attract and retain qualified personnel, including the former employees of the businesses we acquired; our success in implementing our product development and channel program initiatives and the rebuilding of our infrastructure within our planned timeframe; our ability to retain our newly-appointed key staff members and to maintain our relationships with our channel partners; insufficient resources to fund our virtualization initiatives; the lack of growth in thin client computing; the economic viability of our suppliers and channel partners, adverse changes in customer order patterns, our ability to identify future acquisitions and to successfully consummate and integrate recently completed and future acquisitions, our ability to protect our proprietary software, increases in the cost of thin client appliances and components, adverse changes in general economic conditions in the U. S. and internationally, risks associated with foreign operations and political and economic uncertainties associated with current world events.

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
     As of June 30, 2007, cash equivalents and short-term investments consisted primarily of corporate notes and government securities, auction rate securities, and other specific money market instruments of similar liquidity and credit quality. Due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure..
     Management’s Annual Report on Internal Control Over Financial Reporting appears on page 99.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
     Our Board of Directors is currently comprised of seven members.

Name	Age	Position
Klaus P. Besier	56	President, Chief Executive Officer and Director
Dennis Flanagan(1)(2)	59	Chairman of the Board and Director
David D. Gathman(1)	60	Director
Leslie Hayman(3)	60	Director
John P. Kirwin, III(3)(4)	51	Director
Christopher G. McCann(4)	46	Director
John M. Ryan (1)(3)(4)(5)	72	Director

(1)	Member of the Audit Committee.

(2)	Has served as Chairman of the Board since January 29, 2007.

(3)	Member of the Compensation and Stock Option Committee.

(4)	Member of the Governance and Nominating Committee.

(5)	Served as lead independent director until January 29, 2007.
The following are biographies of each current member of the Board.
     Mr. Besier has been our Chief Executive Officer since October 31, 2006, President since July 12, 2006 and a member of our Board of Directors since December 2005. Mr. Besier served as President and Chief Executive Officer of FirePond, Inc., a global provider of e-business solutions for managing multi-channel selling, from 1997 until his retirement in December 2003 after the sale of the company. Prior to joining FirePond, he held various management positions, including the position of Chief Executive Officer of SAP America, Inc., a subsidiary of SAP AG, a provider of business application software. Mr. Besier holds a bachelor’s degree in business management and finance from the University of Economics in Berlin.
     Mr. Flanagan has served as a director of Neoware since December 2005, and as Chairman of the Board since January 2007. He has been the Chief Operating Officer of The Ayers Group, Inc., a provider of human resources services to Fortune 500 and financial services companies, since January 2004. Before joining The Ayers Group, Inc., Mr. Flanagan was President and Chief Executive Officer of Sengen, a custom software development company, until its sale in 2003. From 1986 to 2001, Mr. Flanagan served in numerous capacities within the sales, marketing and operations enterprises, including his position as President and Chief Executive Officer, of Oki Data America, a subsidiary of Oki Data Corporation of Japan and a leading provider of innovative products, services and solutions for the digital imaging and print management needs of commercial entities. Mr. Flanagan is a trustee of Quinnipiac University and the Samaritan Hospice, a member of the CEO Council for Growth in the Philadelphia region and a former Chairman of the Chamber of Commerce of Southern New Jersey.
     Mr. Gathman has served as a director of Neoware since December 2002. He has been a business consultant since January 2007. He served as the Senior Vice President and Chief Financial Officer of SunGard Higher Education Inc., a wholly-owned subsidiary of Sungard Data Systems, Inc. and leading provider of technology solutions for colleges and universities of all sizes and levels of complexity, from April 5, 2004 to January 2007. Prior to his position at SunGard Higher Education Inc., Mr. Gathman had been Vice President and Chief Financial Officer of Targeted Diagnostics & Therapeutics, Inc., which develops molecular-based technologies for the detection, diagnosis and treatment of colorectal cancer, gastrointestinal cancers and certain infectious diseases, since May 2002. From February 2001 until May 2002, Mr. Gathman served as the Senior Vice President and Chief Financial Officer of the Federal Reserve Bank of Philadelphia. Prior to that, Mr. Gathman was Chief Financial Officer of Internet Capital Group, Inc., an internet company actively engaged in business-to-business e-commerce through a network of partner companies, from January 1999 until September 2000, and Executive Vice President and Chief Financial Officer and a member of the Board of Directors of Integrated Systems Consulting Group, Inc., an information services consulting firm, from March 1994 until December 1998. Mr. Gathman is a director of

eResearch Technology, Inc., a provider of technology-based products and services that enable the pharmaceutical, biotechnological, medical device, and contract resource companies to efficiently collect, interpret, and distribute cardiac safety and clinical data.
     Mr. Hayman has served as a director of Neoware since April 2007. He has served as the Ambassador in the Office of the CEO at SAP AG since 2005. Prior to that, he was employed by SAP AG in a number of other capacities since 1994 including Global Head of Human Resources, Chairman and CEO EMEA, President and CEO Asia Pacific, Managing Director Australia & New Zealand and Member of the Extended Board SAP AG. Prior to joining SAP, Mr. Hayman served as the CEO of Australia and New Zealand for Sun Microsystems. He had previously held leadership positions at Caylx Software, Data General and Digital Equipment Corporation.
     Mr. Kirwin has served as a director of Neoware since December 2002. He has been a principal in Argosy Partners, a manager of private investment funds, since 1989. Argosy Partners manages private investment funds with approximately $350.0 million of capital, including Argosy Investment Partners, L.P., Argosy Investment Partners II, L.P. and Argosy Investment Partners III, L.P., which are small business investment companies with an aggregate of approximately $200.0 million under management. Mr. Kirwin joined Argosy Partners on a full-time basis in January 1996 and prior to that was a corporate and securities attorney for 14 years. Mr. Kirwin holds a Juris Doctor, Order of the Coif, from the National Law Center of George Washington University and a Bachelor of Arts from Dickinson College.
     Mr. McCann has served as a director of Neoware since December 1998. He is a director of 1-800-FLOWERS.COM, a florist company that operates nationwide through franchised retail stores, telecenters and the internet, and has been its President since September 2000. From 1988 to September 2000, he served as Senior Vice President of 1-800-FLOWERS.COM. Mr. McCann is responsible for overseeing operations of all of the 1-800-FLOWERS.COM’s brands, service centers, retail and franchised stores and for its Interactive Services Division. Prior to his association with 1-800-FLOWERS.COM, he was President of Flora Plenty, a floral retail chain located in the New York metropolitan area. Mr. McCann is a director of Bluefly, Inc., a high-end internet retailer that sells designer apparel, accessories and home products at discount prices, and a member of the Board of Trustees of Marist College.
     Mr. Ryan has served as a director of Neoware since March 1995. He has been a principal in Devon Hill Ventures, a venture investing and consulting firm focusing on technology investments, since 1987, and has been a director of approximately twenty privately- and publicly-held information technology companies in which Devon Hill Ventures has invested. Mr. Ryan was the founder of SunGard Data Systems, Inc., formerly a publicly-held computer services company that has recently been taken private, and served as its Chairman and Chief Executive Officer from 1976 to 1987.
Board Independence and Expertise
     Our Board of Directors is comprised solely of outside independent directors, with the exception of the Chief Executive Officer. The Board holds executive sessions of its independent directors following each regularly scheduled meeting of the Board. The standing committees of the Board of Directors are the Compensation and Stock Option Committee, or the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. Each of the current members of the Compensation Committee, the Audit Committee and the Governance and Nominating Committee are “independent” as defined in Rule 4200 of the Marketplace Rules of The NASDAQ Global Market, and, with respect to the Audit Committee, the Sarbanes-Oxley Act of 2002.
     Board Membership Criteria
     As the composition of the Board of Directors demonstrates, Neoware values experience in business, educational achievement, moral and ethical character, diversity, skills, accountability and integrity, financial literacy, high performance standards and industry knowledge. The Governance and Nominating Committee is responsible for screening, selecting and recommending to the Board candidates for election as directors.
     Audit Committee, Compensation Committee and Governance and Nominating Committee Independence
     The Board of Directors, in its business judgment, has determined that each of the members of the Audit

Committee meets the independence requirements of the Securities and Exchange Commission (SEC) and the NASDAQ Global Market. The Audit Committee regularly holds separate executive sessions with our independent registered public accounting firm, without management present and our Chief Financial Officer and other members of our finance staff. The Board has also determined that each of the members of the Compensation Committee and the Governance and Nominating Committee satisfies the independence requirements of the NASDAQ Global Market.
Compensation Committee
     The current members of the Compensation Committee are John P. Kirwin, III, Chairman, Leslie Hayman and John M. Ryan. Klaus P. Besier was a member of the Compensation Committee until his resignation on July 12, 2006, the date upon which he became our President. Each current member of the Compensation Committee is independent from Neoware and its management.
     The Compensation Committee may, in its sole discretion, engage director search firms or compensation consultants. The Compensation Committee also may consult with outside advisors to assist it in carrying out its duties to the Company.
     The Compensation Committee Report on Executive Compensation for the 2007 fiscal year appears on page 53. A copy of the Compensation Committee Charter can be found on our website at www.neoware.com/company.html.
Audit Committee
     The members of the Audit Committee are David D. Gathman, Chairman, John M. Ryan and Dennis Flanagan. Each member of the Audit Committee is independent from Neoware and its management. In addition, the Board of Directors has determined that Mr. Gathman is an “audit committee financial expert.” The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities regarding accounting and reporting practices, internal controls and compliance with laws and regulations.
     The Audit Committee Charter is available on our website at www.neoware.com/company.html.
Governance and Nominating Committee
     The members of the Governance and Nominating Committee are Christopher G. McCann, Chairman, John M. Ryan and John P. Kirwin, III. Each member of the Committee is independent from Neoware and its management.
     The Committee may, in its sole discretion, engage outside accountants, legal counsel and other advisors in carrying out its duties.
     The Governance and Nominating Committee Charter is available on the Company’s website at www.neoware.com/company.html.
Charters and Code of Ethics
     In addition to the Corporate Governance Guidelines, we maintain the following to support our corporate governance policies:
     Charters for Board Committees
     The Compensation Committee, the Audit Committee and the Governance and Nominating Committee use charters adopted by the Board that set forth the authority and responsibilities of the committees under the corporate governance rules of the SEC and NASDAQ.

     Code of Ethics
     The Board sponsors our Code of Ethics, which ensures that our business is conducted in a consistently legal and ethical manner. Our General Counsel oversees compliance with the Code of Ethics. Our Code of Ethics is available on our website at www.neoware.com/company.html. All of our employees, officers and directors are required to comply with the Code of Ethics. The Code of Ethics covers all areas of professional conduct, including compliance with laws, conflicts of interest, confidentiality, corporate opportunities, use of company assets and reporting illegal or unethical behavior. The Code of Ethics describes our procedures to receive, retain and address complaints regarding accounting, internal accounting controls and auditing matters, and other illegal or unethical behavior.
Executive Officers
     Set forth below is certain information concerning our executive officers. Our executive officers are appointed annually and serve at the discretion of the Board. There are no family relationships between any of our directors and executive officers. None of the corporations or other organizations referred to below with which an executive officer has been employed or otherwise associated is a parent, subsidiary or affiliate of Neoware.

Name	Age	Position
Klaus P. Besier	56	President and Chief Executive Officer
Eric N. Rubino	48	Chief Operating Officer
Keith D. Schneck	52	Executive Vice President and Chief Financial Officer
Peter Bolton	53	Executive Vice President, EMEA
James W. Kirby	41	Executive Vice President Sales, Americas and ASPAC
     Mr. Besier has been our Chief Executive Officer since October 31, 2006, President since July 12, 2006 and a member of our Board of Directors since December 2005. Mr. Besier served as President and Chief Executive Officer of FirePond, Inc., a global provider of e-business solutions for managing multi-channel selling, from 1997 until his retirement in December 2003 after the sale of the company. Prior to joining FirePond, he held various management positions, including the position of Chief Executive Officer of SAP America, Inc., a subsidiary of SAP AG, a provider of business application software. Mr. Besier holds a bachelor’s degree in business management and finance from the University of Economics in Berlin.
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
     Mr. Bolton has been our Executive Vice President, EMEA since July 2003 and prior to that held various sales management positions with Neoware from November 1996 to July 2003, including UK Sales Manager, EMEA Sales Manager and Vice President of EMEA Sales. He is responsible for all sales, marketing and general management functions for Europe. Prior to joining Neoware, Mr. Bolton served as General Manager of Xanadu Systems from 1991 to 1996. Prior to that, he was employed as a Channel Manager for NeXT Computer, Inc.

     Mr. Kirby has been our Executive Vice President of Sales, Americas & ASPAC since September 2006 and prior to that served as our Vice President of Sales from 2003 to September 2006. He is responsible for all channel and direct sales for the Americas and Asia Pacific. Prior to joining Neoware, Mr. Kirby served as the Vice President of Sales and Marketing for Astea International. He also served in a variety of executive sales, marketing, and operations management positions with Synavant, Inc., Base Ten Systems, and Honeywell, Inc. Mr. Kirby holds a B.A. from Villanova University.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such reports furnished to us, or written representations from certain reporting persons that no other reports were required, Neoware believes that during the fiscal year ended June 30, 2007, all of its officers, directors and persons who own more than ten percent of our common stock complied with all filing requirements applicable to them.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     The Compensation Committee of our Board of Directors has responsibility for establishing and implementing our compensation philosophy, and for continually monitoring our adherence to that philosophy. The Compensation Committee reviews and approves compensation levels for all Neoware executive officers as well as all of our compensation and incentive programs, including programs applicable to our senior management team, which includes our named executive officers. With respect to our President and Chief Executive Officer, the Committee annually evaluates his accomplishments and performance against established objectives and sets his compensation level based upon such evaluation. These functions are set forth in the Compensation Committee’s Charter, which appears on our website (www.neoware.com/company.html.) and is reviewed annually by the Committee and the Board. The Compensation Committee seeks to ensure that the total compensation paid to our executives is fair, reasonable and competitive and consistent with our compensation philosophy.
     The following individuals, included in the “Summary Compensation Table for the 2007 Fiscal Year”, are referred to as our “named executive officers” throughout this report:
•	Klaus P. Besier, President and Chief Executive Officer;

•	Keith D. Schneck, Senior Vice President and Chief Financial Officer;

•	Eric N. Rubino, Executive Vice President and Chief Operating Officer;

•	Peter Bolton, Executive Vice President, EMEA;

•	James W. Kirby, Executive Vice President, Sales Americas and ASPAC;

•	Michael G. Kantrowitz, our former President and Chief Executive Officer; and

•	Wei Ching, our former Executive Vice President of Asia.
     The Compensation Committee currently consists of three non-employee and independent directors.
     Compensation Philosophy and Objectives
     Our compensation program includes annual salary and incentive compensation, consisting of bonuses and possible long-term incentives, in the form of stock options and other equity compensation, designed to attract, motivate and retain highly qualified executives who will effectively manage our business and maximize stockholder value. In establishing total compensation each year, the Compensation Committee considers both individual and company performance. The Compensation Committee also informally reviews compensation levels of companies that are known to the Compensation Committee members and published compensation data of other technology companies, although the Compensation Committee does not make formal comparisons with peer group companies. In making its determinations as to all executive officers other than the Chief Executive Officer, the Compensation Committee also considers the recommendations of the Chief Executive Officer.
     Role of the Compensation Committee and Executive Officers in Compensation Decisions
          The Compensation Committee has primary responsibility for assisting the Board in evaluating potential candidates for executive positions, including the Chief Executive Officer position, and for overseeing the development of succession plans. The Compensation Committee oversees the design, development and implementation of the compensation program for the Chief Executive Officer and the other executives, including the named executive officers. The Compensation Committee evaluates the performance of the Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of the compensation program. Mr. Besier assesses the performance of our other executives, including the other named executive officers, and the Compensation Committee approves their compensation based on recommendations from Mr. Besier. The Compensation Committee did not seek advice or assistance from compensation consultants during fiscal 2007.
          The Compensation Committee’s work is accomplished through a series of meetings, to ensure that all major elements of compensation are addressed and compensation and benefit programs are properly designed, implemented and monitored. As requested, Mr. Besier offers his opinions and recommendations to the Compensation Committee. The Compensation Committee may invite other members of management to attend meetings (as necessary) to discuss items within their specific areas of responsibility, although they do not play a role in their own compensation determination, other than discussing individual performance objectives with the Chief Executive Officer.
Setting Executive Compensation
     Elements of Executive Compensation
     Consistent with our compensation philosophy, the Compensation Committee has structured our annual and long-term executive compensation programs to motivate executives to achieve the business goals we set, and these programs reward the executives for achieving and exceeding those goals. The key elements of our executive compensation program are:
•	base salary;

•	annual cash incentive awards; and

•	long-term equity incentive compensation.
     These key elements are addressed separately below. In determining each component of compensation, the Compensation Committee takes into account all other elements of an executive’s compensation package. In addition, the Compensation Committee also informally reviews compensation levels of other technology companies, including our principal competitors, if available, but we do not use benchmarking.
Components of Executive Compensation for the 2007 Fiscal Year
     Annual salary levels are established based upon job responsibility and an evaluation of individual and company performance. Combined cash and non-cash incentive compensation for named executive officers for the 2007 fiscal year ranged from 37% to 71% of total compensation. Our policy for allocating value between long-term and currently-paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing strong incentives for our executives to maintain an “ownership” mentality, focusing them on maximizing long-term value creation for them and our stockholders.

     Base Salary
     Base salary is the component of compensation that is fixed and intended to compensate our executives, based on their experience, expertise, job responsibilities and the performance of their responsibilities during the fiscal year. Consistent with our compensation philosophy that we offer compensation based on superior performance, we strive to use incentive compensation, rather than base salary, to provide executives with an above-market compensation opportunity if we exceed financial performance goals and drive increases in stockholder value.
     Each year, our Compensation Committee reviews the base salary of our executive officers. In making adjustments to base salary levels, the Compensation Committee considers:
•	our performance, including revenues and profitability, compared to goals;

•	our achievement of other operational goals, such as the introduction of new products, gains in market share, and strategic objectives such as entering geographic markets or acquisitions of businesses or technologies;

•	the executive’s contribution to our performance;

•	the executive’s level of responsibilities;

•	the executive’s experience and breadth of knowledge; and

•	the executive’s individual performance as assessed through annual performance reviews.
     The normal interval between salary reviews for most executive officers and most other employees is 12 months, usually completed in the quarter following the fiscal-year end. All named executive officers except Mr. Besier, received a merit pay increase for the 2007 fiscal year, averaging 5.6%. These increases were approved by the Compensation Committee in August 2006.
     Our Board and Compensation Committee determined Mr. Besier’s base salary as President in July 2006 when he assumed the position as President after considering his level of expected responsibilities, his years of experience as the chief executive officer of a multi-billion dollar organization and our historic compensation levels for this position. In October 2006, at the time that Mr. Besier assumed the position as Chief Executive Officer, his salary was increased to $375,000 after the Board and Compensation Committee considered the additional responsibilities that he would be assuming, the historic compensation levels for this position and the responsibilities related to transitioning our organization and business.
     Annual Cash Incentive Awards
     Annual cash incentive awards for our executive officers are intended to promote the achievement of our corporate and departmental financial performance goals, as well as individual performance objectives, or MBOs. An individual’s performance is evaluated based upon the achievement of his or her specific individual MBOs, and the Compensation Committee’s subjective judgment of his or her contributions to our achievement of our goals. The Compensation Committee assigns weights to the achievement of the executive’s MBOs. Each of our named executive officers participates in our Senior Officer Bonus Plan, or our Bonus Plan.
     Our Bonus Plan is designed to attract, retain and reward our executive and other senior officers based on the achievement of key business objectives while maintaining alignment of the senior officers’ interests with those of our stockholders. Our executive and other senior officers are eligible to participate in the Bonus Plan. Bonuses are measured on the achievement of specific performance targets established by the Compensation Committee based on one or more of the following criteria chosen by the Compensation Committee: revenues; earnings per share; operating income; earnings before interest, taxes, depreciation and amortization; net income; working capital; and gross profit. An executive’s bonus is determined by multiplying the executive’s base salary by his or her annual bonus percentage. Each year, the Compensation Committee selects the criteria upon which to base the Bonus Plan and the specific performance targets for the selected performance criteria for the year based on our budget. A target bonus expressed as a percentage of each executive’s base salary is then established by the Compensation Committee based on the executive’s position. After the eligible bonus percentage has been established for each executive, the Compensation Committee may, at its discretion, adjust the executive’s bonus based upon both our financial performance and the executive’s individual performance. Each executive’s bonus percentage may be increased or decreased at the discretion of the Compensation Committee based upon his or her individual performance and the achievement of individual, functional area and departmental objectives.
     Notwithstanding the Bonus Plan provisions, the Compensation Committee, in its sole discretion, may modify or change the Bonus Plan at any time, including, but not limited to, revising performance targets, bonus multipliers, strategic goals and objectives and actual bonus payments. The Compensation Committee has the sole discretion to determine (i) whether our performance targets have been achieved, (ii) whether individual goals and objectives have been achieved and (iii) the amount of any adjustments to an executive’s assigned target percentage based on items (i) and (ii) above or such other criteria deemed appropriate by the Compensation Committee.
     During the 2007 fiscal year, Mr. Besier, Mr. Rubino and Mr. Schneck were eligible for incentive compensation under the Bonus Plan based on achieving revenue targets. At the beginning of the fiscal year, the Compensation Committee set threshold levels for annual revenue, which were required to be attained for 100% of the bonuses to be awarded. On March 1, 2007, the Compensation Committee approved the fiscal year 2007 target bonus percentages for each of the following executive officers, as follows: Klaus P. Besier, President and Chief Executive Officer, 50%; Eric N. Rubino, Chief Operating Officer, 50%; and Keith D. Schneck, Executive Vice President and Chief Financial Officer, 50%. The Compensation Committee, upon the recommendation of the Chief Executive Officer as to each of the executives (with the exception of the Chief Executive Officer), also approved individual objectives, or MBOs for fiscal 2007 for each executive (other than the Chief Executive Officer), and the Compensation Committee approved MBOs for the Chief Executive Officer, which the executives were required to achieve to receive full bonus payments. Each executive had several (ranging from five to seven) individual MBOs tied to bonus payments.
     For fiscal 2007, we did not achieve 100% of the revenue performance goal that had been established by the Compensation Committee in accordance with the Bonus Plan. In its discretion, the Compensation Committee granted bonuses based on percentages of base salaries that were less than 100% of each executive’s target bonus percentage in accordance with the Bonus Plan, after taking into consideration corporate performance during fiscal 2007 and each executive’s performance of his MBOs and overall job performance including functional area and departmental objectives. To evaluate the executive’s performance, the Compensation Committee, together with the Chief Executive Officer, reviewed each of the executives’ performance of his MBOs (with the exception of the Chief Executive Officer’s performance), and the Compensation Committee reviewed the Chief Executive Officer’s performance of his MBOs and also overall job performance including functional area and departmental objectives. If an executive failed to achieve his individual MBOs, the Compensation Committee reduced the executive’s bonus payment accordingly. The percent of the executive’s assigned target bonus percentage was equivalent to the percent of his MBOs achieved, up to 100% subject to the Compensation Committee’s discretion to adjust an executive’s bonus up or down based upon job performance, other than achievement of MBOs, and achievement of functional area and departmental objectives. Based on this analysis, on August 5, 2007, the Compensation Committee approved the following cash bonuses under the Bonus Plan for each of the following executive officers: Mr. Besier, $160,313; Mr. Rubino, $119,064; and Mr. Schneck, $84,027.
     Mr. Bolton and Mr. Kirby, our senior sales executives, had the opportunity to earn base incentive compensation of up to a $182,000 and $213,000, respectively, if their respective regions’ overall revenues for the 2007 fiscal year equaled 100% of the annual base target level of revenues established in our budget for the 2007 fiscal year. Mr. Bolton and Mr. Kirby had the opportunity to earn incentive compensation in excess of their annual amount if overall revenues for their respective regions exceeded 100% of the annual base target level for the regions. Bonus amounts for Mr. Bolton and Mr. Kirby are calculated based on a percentage (determined by dividing the annual base target incentive by the annual base target level of revenues) multiplied by the cumulative revenues achieved during the quarter periods year-to-date. A higher percentage is applied for revenues which exceed the base target level of revenues (calculated on a year-to-date basis) measured for each quarter period. A minimum of 90% of cumulative base target revenues must be achieved in any quarter period in order to receive a payment for such quarter period. In fiscal 2007, Mr. Bolton and Mr. Kirby earned $168,489 and $217,941, respectively, under their incentive compensation arrangements.

     Long-Term Equity Incentive Compensation
     Our equity compensation program is designed to provide the Compensation Committee the flexibility to award long-term equity compensation incentives from several types of equity-based awards. The Compensation Committee’s objective in granting equity awards is to provide a strong incentive to our executives and key employees to focus on the ongoing creation of stockholder value by offering significant compensation opportunities for superior performance. These award opportunities not only allow us to offer a competitive overall compensation package, but also further opportunities for stock ownership by our employees in order to increase their proprietary interest in Neoware and, as a result, their interest in our long-term success and their commitment to creating stockholder value.
     Long-term equity incentives under our 2004 Plan may consist of nonqualified stock options, incentive stock options (ISOs), stock appreciation rights (SARs), restricted stock, restricted stock units or any combination of the above, as the Compensation Committee may determine. The Compensation Committee historically has granted ISOs as the preferred form of equity-based compensation. Options typically vest in four equal annual installments beginning one year from the date of grant and are exercisable at an exercise price equal to or greater than the fair market value of the shares of common stock on the date of grant (which is generally the date of a regularly scheduled Compensation Committee meeting or the date of commencement of employment). Stock options typically have been granted to executive officers when the executive first joins Neoware and periodically thereafter in connection with changes in the executive’s level of responsibilities, in connection with the executive’s past and anticipated future contributions to Neoware and for other reasons at the Compensation Committee’s discretion. The size of option grants are generally based upon the executive officer’s level of responsibility, long-term growth in responsibility and contribution to the achievement of our corporate goals, considering both the number of options held by the individual and the individual’s position at the time of the new grant. Through the grant of stock options, the objective of aligning executive officers’ long-range interests with those of the stockholders is met by providing the executive officers with the opportunity to build a meaningful ownership interest in Neoware. The Compensation Committee evaluates the individual’s and Neoware’s performance and performance and stock data of similar technology companies, although it has not relied on formal comparisons, and exercises subjective judgment and discretion in view of this information and our general compensation policies and practices. We believe that ISOs effectively focus our executives on our goals and are an efficient use of shares available under the 2004 Plan.
     In granting long-term equity incentive awards, the Compensation Committee determines:
•	the executive officers to receive awards;

•	the number of shares in each grant to an executive officer;

•	the aggregate number of shares available for the Chief Executive Officer to grant in stock options to non-executive officers pursuant to his delegated authority; and

•	the terms and conditions of each award.
     The annual grant of options was not made during the 2007 fiscal year because of an insufficient number of shares available for grant under the 2004 Plan at the time. At a meeting held on June 13, 2007, the Compensation Committee approved the grant of options to acquire an aggregate of 220,000 shares to executive officers, with a grant date of July 2, 2007, the first business day of the month following the authorized action.
     Option Grant Practices. The Compensation Committee makes decisions on stock option grants based solely on our compensation and retention objectives and our established measurements of the value of these awards. Generally, each year after the end of the fiscal year, at a meeting of the Compensation Committee, the Compensation Committee approves the annual stock option awards for executive officers and the shares available for stock option grants to other employees to be approved by our Chief Executive Officer in accordance with his delegated authority. The Compensation Committee has not delegated any other aspect of the stock option grant process to any other person or committee. The grant date for executive officers is generally the date of that meeting, or a future date, and the exercise price is the closing selling price on the date of grant. We do not backdate options. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information.

     The exercise price of all awarded stock options under the 2004 Plan is equal to the closing selling price of Neoware shares on the NASDAQ Global Select Market on the date of grant.
          Retirement Plans
     We sponsor a 401(k) saving plan (the “Plan”) for all of our employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and we make a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year.
          Change in Control and Severance Arrangements
     Neoware is a party to severance arrangements with each of its executive officers. Mr. Besier’s severance arrangement with Neoware provides that he will receive severance benefits equal to his base salary for a period of 12 months, a cash payment equal to his average annual bonus earned over the prior three years as Chief Executive Officer or President of Neoware and health benefits for a period of 12 months upon the occurrence of any of the following events: (a) a change in his position with Neoware which materially reduces the duties and responsibilities of his position as President and Chief Executive Officer reporting solely to our board of directors; (b) a relocation of his place of employment from the Philadelphia area; or (c) an involuntary termination of Mr. Besier’s employment with Neoware for reasons other than cause. In the event of a change in control, if Mr. Besier is not offered a position by Neoware or the acquirer as President and Chief Executive Officer reporting solely to the board of directors of the resulting company, or if he does not accept employment in any other capacity offered by the acquirer, or Neoware, Neoware will: (1) continue to pay his base salary for a period of one year from the date of termination; (2) pay him an amount equal to the average of the annual bonus that he earned over the prior three years; and (3) pay for Neoware’s portion of his health care costs under COBRA for one year. In addition, in the event that Mr. Besier is offered a comparable position following a change in control, or he accepts employment in any other capacity offered by the acquirer, all of Mr. Besier’s outstanding stock options will vest and become exercisable one year after the change in control, provided that he is still working for the Company or the acquirer at that time.
     The severance arrangement for each of our other current named executive officers provides that, in the event of a termination of employment upon a change in control, he will receive severance benefits in an amount equal to salary and Neoware’s portion of any COBRA payments for a period of one year and a cash payment equal to the average amount of his annual bonuses for the three years prior to termination. Additionally, Mr. Schneck’s outstanding options vest and become exercisable in the event of his termination in connection with a change in control.
     Options granted under our 2004 Plan, our 1995 Stock Option Plan and our Amended and Restated 2002 Non-Qualified Stock Option Plan contain provisions pursuant to which outstanding options granted under such plans may become fully vested and immediately exercisable upon a “change in control” as defined in such plans, subject to the discretion of the Compensation Committee.
     The following chart sets forth the cash severance benefit payable upon a termination of employment as described above with respect to our current named executive officers:

Estimated
Name	Cash Severance ($) (1)

Klaus P. Besier	556,519
Keith D. Schneck	336,709
Eric N. Rubino	422,433
Peter Bolton	394,490
James W. Kirby	475,695

(1)	For purposes of calculating the amounts reflected in this column, we have assumed that the applicable annual compensation applied for purposes of computing severance is equal to the sum of the executive officer’s base salary in effect as of July 2007, plus the average of the executive officer’s bonus for fiscal years 2005, 2006 and 2007 and the total employer contributions with respect to the executive officer’s medical and dental benefits applicable in August 2007.

     On September 19, 2006, Mr. Roy Zatcoff resigned as our Executive Vice President, Marketing and Development, effective October 31, 2006. In connection with Mr. Zatcoff’s resignation, we entered into an agreement with Mr. Zatcoff providing for the continuation of his base salary for a period of four months, payable over our normal payroll periods, and the payment of Mr. Zatcoff’s COBRA premiums to continue his health insurance coverage for the four-month period. In exchange, Mr. Zatcoff executed a general release of claims in favor of us. We executed a limited release of claims related to Mr. Zatcoff’s performance of his employment duties in favor of Mr. Zatcoff.
     On October 30, 2006, Mr. Kantrowitz resigned from his position as our Chief Executive Officer and entered into a Termination and Services Agreement, under which Mr. Kantrowitz assumed the position of Executive Chairman of the Board of Directors. Effective on January 15, 2007, Mr. Kantrowitz’s position as Executive Chairman of the Board of Directors terminated pursuant to the terms of his Termination and Service Agreement. The agreement provided that Mr. Kantrowitz would receive a base salary equal to his current base salary as our Chief Executive Officer, other benefits (excluding any bonus and other incentive plans) and the use of a company-provided automobile for a six-month period, unless Mr. Kantrowitz’s services were terminated earlier by either Mr. Kantrowitz or Neoware. Under the agreement, Mr. Kantrowitz r receives severance benefits equal to his salary and health benefits for a period of 18 months, payment of an amount equal to one and one-half times his average annual bonus earned over the prior three fiscal years as our Chief Executive Officer and full vesting of all of his outstanding, unvested stock options, which have a post vesting exercise period extended beyond 90 days from termination as is otherwise set forth in our equity incentive and stock option plans filed with the SEC. The agreement also contains a non-competition and non-solicitation agreement for the 18-month period in which Mr. Kantrowitz receives severance benefits. In exchange for the consideration provided by us, Mr. Kantrowitz executed a general release of claims in favor of Neoware. Neoware executed a limited release of claims related to Mr. Kantrowitz’s performance of his employment duties in favor of Mr. Kantrowitz.
     On November 17, 2006, Mr. Wei Ching resigned as our Executive Vice President of Asia. Mr. Ching’s Employment Agreement provided for the continuation of his base salary for a period of one year, payable over our normal payroll periods, and the payment of Mr. Ching’s COBRA premiums to continue his health insurance coverage for one year. Additionally, Mr. Ching received the right to receive a lump sum cash payment in lieu of us paying his COBRA premiums. In exchange, Mr. Ching executed a general release of claims in our favor.
     Perquisites and Personal Benefits
     Consistent with our philosophy of “pay for performance,” perquisites and other related compensation were limited in scope and amount during the 2007 fiscal year. Mr. Bolton, our Executive Vice President, EMEA, Mr. Kantrowitz, our former President and Chief Executive Officer, and Mr. Ching, our former Executive Vice President of Asia, received automobile allowances during the 2007 fiscal year. We also paid the insurance premiums on Mr. Kantrowitz’s vehicle. There were no other perquisites for executive officers during the 2007 fiscal year, except those benefits generally available to all of our employees. For a more detailed description of the perquisites and personal benefits received by our named executive officers, see the table “All Other Compensation for the 2007 Fiscal Year.”
     Tax Deductibility of Pay
          Section 162(m) of the Internal Revenue Code places a limit of $1.0 million on the amount of compensation that the Company may deduct for Federal income tax purposes in any one year with respect to each of its five most highly paid executives. Compensation above $1.0 million may be deducted if it is “performance-based compensation” meeting certain requirements under the Internal Revenue Code. Stock option awards generally are performance-based compensation meeting those requirements and, as such are fully deductible. Restricted stock and restricted stock units in some cases may not be considered performance-based under Section 162(m) of the Internal Revenue Code and, as such, are generally not deductible by us. In addition, our annual cash bonuses are not considered performance-based under Rule 162(m) because our Bonus Plan does not satisfy all the requirements of these rules. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. Compensation paid in the 2007 taxable year subject to the deduction limit did not exceed $1.0 million for any one named executive officer. The Board continues to evaluate the effects of the statute and will comply with Code section 162(m) in the future to the extent consistent with the best interests of Neoware.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management; and based upon such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Neoware’s annual report on Form 10-K for the fiscal year ended June 30, 2007.
Compensation and Stock Option Committee
John P. Kirwin, III, Chairman
John M. Ryan
Les Hayman

EXECUTIVE COMPENSATION
Executive Compensation Tables
     The following table sets forth certain information concerning the compensation earned during the fiscal year ended June 30, 2007 by our named executive officers based on total compensation earned during the 2007 fiscal year.
Summary Compensation Table for the 2007 Fiscal Year

					Non-Equity
Name and					Incentive Plan	All Other
Principal			Option		Compensation	Compensation
Position (1)	Year	Salary ($)	Awards ($) (2)		($) (5)	($) (5)	Total

Klaus P. Besier	2007	335,481	664,829		160,313	1,000	1,161,623
President & Chief Executive Officer

Eric N. Rubino	2007	277,545	268,282		119,064	1,000	665,891
Chief Operating Officer

Keith D. Schneck	2007	223,941	274,298		84,027	1,000	583,266
Executive Vice President and Chief Financial Officer

Peter Bolton	2007	250,720	88,117		168,489	37,724	702,137
Executive Vice President of EMEA

James W. Kirby	2007	228,369	127,183		217,941	1,000	574,493
Vice President of Sales

Michael G. Kantrowitz	2007	209,019	1,217,779	(3)	—	782,772	1,775,989
Former President and Chief Executive Officer

Wei Ching	2007	92,443	347,305	(4)	—	250,300	690,048
Former Executive Vice President of Asia

(1)	Mr. Besier became our President on July 12, 2006 and was subsequently named Chief Executive Officer on October 30, 2006. On October 30, 2006, Mr. Kantrowitz resigned from his position as our Chief Executive Officer and held the position of Executive Chairman of our Board of Directors until such position was terminated on January 15, 2007 pursuant to the terms of a Termination and Services Agreement, as amended, between Neoware and Mr. Kantrowitz. Mr. Ching resigned as our Executive Vice President of Asia on November 17, 2006.

(2)	Mr. Besier was granted 250,000 stock options on July 12, 2006 and 75,000 stock options on October 30, 2006. There were no other stock options grants to named executive officers during the fiscal 2007. On July 2, 2007, the following stock options were granted to the named executive officers: Mr. Besier, 50,000; Mr. Schneck, 35,000; Mr. Rubino, 50,000; Mr. Bolton, 35,000; and Mr. Kirby, 50,000. The amounts shown in the above table reflect the dollar expense recognized for financial reporting purposes with respect to the 2007 fiscal year for stock options granted to the named executive officers, in the 2007 fiscal year and in prior fiscal years (to the extent such awards remain unvested in whole or in part at the beginning of the

2007 fiscal year), in accordance with SFAS 123R and do not correspond to the actual value that may be realized by the named executive officers. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For information on the valuation assumptions made in the calculation of these amounts refer to the Equity-Based Compensation Note to Neoware’s financial statements for the fiscal year ended June 30, 2007, included in this Annual Report on Form 10-K. For information on the valuation assumptions with respect to grants made prior to the 2007 fiscal year, refer to the note on “Other Stock Related Information” for the Neoware financial statements in our Annual Report on Form 10-K for the respective fiscal year-end. See the table under “Grants of Plan-Based Awards in the 2007 Fiscal Year” for information on the options granted in the 2007 fiscal year to the named executive officers.

(3)	The expenses for option awards for Mr. Kantrowitz reflect the dollar expense recognized for financial reporting purposes as required under SFAS 123R, excluding the impact of estimated forfeitures as required by the SEC rules. According to the terms of the Termination and Services Agreement with Mr. Kantrowitz, as amended, all of his outstanding and unvested stock options became vested, and the period for which his outstanding options could be exercised was extended beyond 90 days from termination as is otherwise set forth in the Company’s equity incentive and stock option plans filed with the SEC. Without the acceleration of vesting and extension of the stock options, the option awards expense to Neoware for the 2007 fiscal year for Mr. Kantrowitz under SFAS 123R (excluding the impact of forfeitures as required by SEC rules) would have totaled $313,984.

(4)	The expenses for option awards for Mr. Ching reflect the expense recognized for financial reporting purposes as required under SFAS 123R, excluding the impact of estimated forfeitures as required by the SEC rules. Upon Mr. Ching’s resignation on November 17, 2006, he forfeited 75,000 stock options resulting in actual option awards expense to Neoware of $133,213 for the 2007 fiscal year.

(5)	The amounts shown for Mr. Besier, Mr. Schneck, and Mr. Rubino reflect cash incentive awards earned by them under the Bonus Plan with respect to performance in the 2007 fiscal year. The amounts shown for Mr. Bolton and Mr. Kirby reflect cash incentive awards earned by them under their respective incentive compensations arrangement with respect to performance in the 2007 fiscal year. See page 48 of this Annual Report on Form 10-K under “Compensation Discussion and Analysis – Annual Cash Incentive Awards” for more detailed information on the Bonus Plan.

(6)	The amounts shown consist of the following items detailed in a separate table appearing on page 56:
•	Contributions by the Company to the named executive officer’s 401(k) plan;

•	Automobile allowances;

•	Pension contributions; and

•	Severance payments earned either disbursed or owed to former named executive officers.

All Other Compensation for the 2007 Fiscal Year
     The table below presents an itemized account of “All Other Compensation” provided to our named executive officers during the 2007 fiscal year, regardless of the amount and any minimum thresholds provided under SEC rules and regulations. Consistent with our philosophy of “pay for performance,” perquisites and other compensation are limited in scope and amount.

	401(k) Matching
	Contributions	Auto	Pension	Severance	Total All Other
Name	($)	Allowance ($)	Contributions ($)	Pay ($)	Compensation ($)

Klaus Besier	1,000	—	—	—	1,000
Eric N. Rubino	1,000	—	—	—	1,000
Keith D. Schneck	1,000	—	—	—	1,000
Peter Bolton	—	17,391 (1)	20,333 (2)	—	37,724
James W. Kirby	1,000	—	—	—	1,000
Michael G. Kantrowitz	1,000	5,696	—	776,076	782,772
Wei Ching	—	10,230	—	240,070	250,300

(1)	The auto allowance for Mr. Bolton is a flat-monthly payment of £750 totaling £9,000 for the 2007 fiscal year. The exchange rate applied of 1.93233 was the average exchange rate for the entire fiscal year.

(2)	The annual pension contributions for Mr. Bolton totaled £10,522 for the fiscal year. The exchange rate applied of 1.93233 was the average exchange rate for the entire fiscal year.

Grants of Plan-Based Awards in the 2007 Fiscal Year
     The following table sets forth information about equity awards and potential future non-equity incentive payouts provided to our named executive officers during the 2007 fiscal year under the 2004 Plan and the Bonus Plan.
Estimated Future Payouts Under Non-Equity Incentive Plan Awards

						All Other Option
						Awards:	Exercise or
						Number of	Base Price of	Grant Date
						Securities	Option	Fair Value
	Grant	Threshold	Target		Maximum	Underlying	Awards	of Option
Name	Date	($)	($)		($)	Options(2)	($/share)	Awards ($)

Klaus P. Besier		—	187,500	(1)	—	—	—	—
	07/12/2006	—	—		—	250,000	13.60	2,317,500
	10/30/2006	—	—		—	75,000	13.34	627,000

Eric N. Rubino		—	139,256	(1)	—	—	—	—

Keith D. Schneck		—	112,487	(1)	—	—	—	—

Peter Bolton		153,000	170,000	(2)	—	—	—	—

James W. Kirby		186,300	207,000	(2)	—	—	—	—

Michael G. Kantrowitz(3)		—	—		—	—	—	—

Wei Ching(3)		—	—		—	—	—	—

(1)	The amounts shown for Mr. Besier, Mr. Rubino, and Mr. Schneck reflect the potential value of the payouts under the Bonus Plan for the 2007 fiscal year if the target goals were satisfied for all performance goals. The potential payouts were performance-driven and therefore completely at risk. Under the plan, each year the Compensation Committee establishes a target bonus for each eligible executive expressed as a percentage of the executive’s base salary based on the executive’s position. As described in the Current Report on Form 8-K with the SEC on March 1, 2007, the Compensation Committee approved the fiscal year 2007 target bonus percentages for Mr. Besier, Mr. Rubino and Mr. Schneck, as follows: Mr. Besier, 50%; Mr. Rubino, 50%; and Mr. Schneck, 50%. The Compensation Committee approved performance objectives for the Mr. Besier, our Chief Executive Officer, and, upon the recommendation of Mr. Besier as to each of the eligible executives, also approved individual performance objectives for fiscal 2007 for Mr. Rubino and Mr. Schneck, which the executives must achieve to receive their full bonus payments. Each executive had between six and seven performance objectives tied to bonus payments. After the end of the fiscal year, the Compensation Committee, together with Mr. Besier, reviewed each of the other executives’ performance of his performance objectives, and the Compensation Committee reviewed Mr. Besier’s performance of his performance objectives and also overall job performance including functional area and departmental objectives. Under the Bonus Plan, if an executive fails to achieve his individual performance objectives, the Compensation Committee will reduce the executive’s bonus payment accordingly. The percent of the executive’s above assigned target bonus percentage will be equivalent to the percent of his performance objectives achieved, up to 100%, subject to the Compensation Committee’s discretion to adjust an executive’s bonus up or down based upon job performance, other than achievement of MBOs, and achievement of functional area and departmental objectives.

(2)	The amounts shown for Mr. Bolton and Mr. Kirby reflect the potential value of the payouts under their respective incentive compensations arrangement with respect to performance in the 2007 fiscal year if their target goals were satisfied for all performance goals. The potential payouts are performance-driven and therefore completely at risk. The performance criteria, performance goals and salary and incentive award percentages for determining the payouts are described under “Compensation Discussion and Analysis – Annual Cash Incentive Awards” beginning on page 48 of this Annual Report.

(3)	As reflected in the “Summary Compensation Table for the 2007 Fiscal Year,” no awards were paid to Messrs. Kantrowitz and Ching, as they did not meet the plan eligibility criterion requiring employment with Neoware on the date awards are paid, except by retirement, disability or death.

(4)	The Compensation Committee met and approved the grants of stock options under our 2004 Plan Equity Incentive to Mr. Besier on July 12 and October 30, 2006. All of the stock options detailed in the table have a term of 10 years and an exercise price set at the closing selling price of our common stock on the date of grant.

Outstanding Equity Awards at 2007 Fiscal Year-End
Number of Securities Underlying
Unexercised Options (1)

			Option	Option
			Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($/Share)	Date (2)

Klaus P. Besier	10,000	—	22.04	12/01/2015
	—	250,000	13.60	07/12/2016
	—	75,000	13.34	10/30/2016

Eric N. Rubino	113,250	—	17.15	12/09/2012
	6,250	—	10.55	04/28/2013
	5,000	10,000	6.48	08/04/2014
	17,500	35,000	9.26	12/01/2014
	5,000	15,000	11.15	08/11/2015

Keith D. Schneck	50,000	—	10.55	04/28/2013
	7,500	7,500	6.48	08/04/2014
	12,500	12,500	9.26	12/01/2014
	5,000	15,000	11.15	08/11/2015

Peter Bolton	12,500	12,500	9.26	12/01/2014
	5,000	15,000	11.15	08/11/2015

James W. Kirby	—	10,000	8.78	10/06/2014
	—	12,500	9.26	12/01/2014
	5,000	15,000	11.15	08/11/2015

Michael G. Kantrowitz	100,000	—	14.55	01/15/2008
	50,000	—	16.41	01/15/2008
	21,598	—	9.26	12/31/2007
	50,000	—	11.15	12/31/2007

Wei Ching	—	—	—	—

(1)	The stock options listed above represent the number of stock options, exercisable and unexercisable, that are held by the name executive officers as of June 30, 2007, the end of our last fiscal year.

(2)	All stock options listed above vest in 25% increments per year over four years with the following exceptions: Mr. Besier’s grant of 10,000 stock options on December 1, 2005 vested six months after the grant date; and the vesting of Mr. Kantrowitz’s stock options were accelerated pursuant to the terms of the Termination and Services Agreement with Neoware dated September 30, 2006, as amended. All stock options granted to the named executive officers as set forth above have 10-year terms, subject to earlier termination or expiration in the event of termination of service or as otherwise set forth in the 2004 Plan with the following exceptions: Mr. Kantrowitz’s stock options are subject to specific termination dates as set forth in the above table pursuant to the terms of the Termination and Services Agreement with Neoware.

Option Exercises During the 2007 Fiscal Year

Option Awards
	Number of Shares	Value Realized
Name	Acquired on Exercise (#)	on Exercise ($)

Klaus P. Besier	—	—
Eric N. Rubino	—	—
Keith D. Schneck	—	—
Peter Bolton	—	—
James W. Kirby (1)	11,250	34,575
Michael G. Kantrowitz(2)	78,402	199,797
Wei Ching	—	—

(1)	Mr. Kirby exercised options to acquire 5,000 shares on February 26, 2007, with an exercise price of $8.78 and a market price of $12.12 and options to acquire 6,250 shares on February 26, 2007, with an exercise price of $9.26 and a market price of $12.12.

(2)	Mr. Kantrowitz exercised 15,500 stock options on May 23, 2007, with an exercise price of $9.26 and a market price of $11.68 and 62,902 stock options on May 29, 2007, with an exercise price of $9.26 and a market price of $11.84.
Compensation of Directors
     Each non-employee director receives a one-time automatic grant of options to purchase 10,000 shares of common stock under our 2004 Plan upon the director’s initial election. Thereafter, under the 2004 Plan, each non-employee director receives an automatic annual grant of options to purchase 7,500 shares of common stock. Non-employee directors are also eligible to receive equity awards at the discretion of the Board of Directors.
     In addition, during the 2007 fiscal year, all non-employee members of the Board received an annual fee of $16,000 (increased from $7,500 effective January 2007) for services as a member of the Board, $1,500 for each regular or special Board meeting attended in person, $750 for each such meeting attended by telephone and $500 for each committee meeting attended. The chairman of the Audit Committee received an annual fee of $16,000 (increased from $5,000 effective January 2007), the chairman of the Compensation Committee received an annual fee of $6,000 (increased from $1,500 effective January 2007) and the chairman of the Governance and Nominating Committee received an annual fee of $2,000 (increased from $1,500 effective January 2007), for their services during the 2007 fiscal year as chairmen in addition to the applicable meeting fees, and the independent lead director or the independent chairman of the Board earned an annual fee of $10,000. Annual fees are payable quarterly.

Director Compensation Table
     The following table shows the compensation earned by each non-employee director in the 2007 fiscal year.

	Fees Earned or	Option Awards	All Other
Director	Paid in Cash ($)(1)	($)(2)	Compensation ($)	Total ($)

Klaus P. Besier(3)	5,250	—	—	5,250
Dennis Flanagan	38,250	30,464	—	68,714
David D. Gathman	38,750	86,150	—	124,900
Leslie Hayman (4)	4,250	25,503	—	29,753
John P. Kirwin, III	38,500	86,150	—	124,650
Christopher G. McCann	32,000	86,150	—	118,150
John M. Ryan	42,250	86,150	—	128,400

(1)	Consists of the aggregate amount of all fees earned or paid in cash for services as a director, consisting of annual board and committee chair fees and board and committee meeting fees earned by non-employee directors, as described above.

(2)	The amounts shown reflect the dollar amount of options recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007 for the stock options granted to the non-employee directors. The compensation expense reflected in the table is the same as the grant date fair value pursuant to SFAS 123R. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS 123R using material assumptions as listed in the notes to our financial statements. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The actual value of the options, if any, will depend on the extent that the market value of our common stock at exercise is greater than the exercise price of the option. Each non-employee director (other than Mr. Hayman) was automatically granted an option under the 2004 Plan to purchase 7,500 shares on November 30, 2006 with an exercise price of $11.17 per share. Mr. Hayman was granted an option to purchase 10,000 shares on April 27, 2007, the date on which he became a director, at an exercise price of $12.39 per share. As of June 30, 2007, the following non-employee directors held options to purchase the following number of shares:

Name	Number of Options Held
Mr. Flanagan	17,500
Mr. Gathman	47,500
Mr. Hayman	10,000
Mr. Kirwin	40,000
Mr. McCann	37,500
Mr. Ryan	37,500

(3)	Mr. Besier served as a non-employee director until July 12, 2006, the date on which he was appointed as our President.

(4)	Mr. Hayman was appointed as a director on April 27, 2007.
Compensation Committee Interlocks and Insider Participation
     The Board of Directors has determined that at the time of service each member of the Compensation Committee satisfied the definition of independence described in Rule 4200(15)(a). The Board of Directors determines the compensation of members of the Compensation Committee. Prior to his appointment as President of Neoware in July 2006, Mr. Besier served as a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
BENEFICIAL OWNERSHIP OF COMMON STOCK
     The following table sets forth information regarding the beneficial ownership of Neoware common stock as of August 15, 2007 (unless otherwise noted), for:
•	each person who is known by us to own beneficially more than 5% of the outstanding shares of Neoware common stock;

•	each of our current directors and named executive officers; and

•	all of our directors and executive officers as a group.
     Unless otherwise indicated, the address of each person named in the table below is c/o Neoware, Inc., 3200 Horizon Drive, King of Prussia, Pennsylvania 19406, and except as indicated in the table, to Neoware’s knowledge, each beneficial owner named in the table has sole voting and sole investment power over the share indicated as owned by such person, subject to applicable community property laws. The percentage listed in the table is calculated based on 20,206,243 shares of Neoware common stock outstanding on August 15, 2007. The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.

	Number of Shares		Percentage of Class
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned

FMR Corp.	1,950,031	(1)	9.7
82 Devonshire Street Boston, MA 02109

Central Securities Corporation	1,500,000	(2)	7.5
630 Fifth Avenue, Suite 820 New York, NY 10111

T. Rowe Price Associates, Inc.	1,335,300	(3)	6.6
100 E. Pratt Street Baltimore, MD 21202

Putnam, LLC	1,001,240	(4)	5.1
One Post Office Square Boston, MA 02109

Klaus P. Besier	73,500	(5)	*

Dennis Flanagan	13,750	(5)	*

David D. Gathman	46,350	(5)(6)	*

Leslie Hayman	—		*

John P. Kirwin, III	45,750	(5)	*

Christopher G. McCann	38,750	(5)	*

John M. Ryan	88,750	(5)	*

Eric N. Rubino	157,000	(5)	*

Keith D. Schneck	83,750	(5)	*

Peter Bolton	22,500	(5)	*

James W. Kirby	15,000	(5)	*

All executive officers and directors as a group (11 persons)	585,100	(5)	2.9

*	Less than 1%

(1)	FMR Corp. filed a Schedule 13G on January 10, 2007, upon which Neoware has relied in making this disclosure. Fidelity Management & Research Company, an investment advisor to various investment companies that comprise the Fidelity Funds that own the shares of Neoware’s common stock and a wholly-owned subsidiary of FMR Corp. beneficially owns 1,950,031 shares (or 9.7%) of Neoware’s common stock. Edward C. Johnson III, Chairman of FMR Corp., along with other members of his family, collectively own 49% of the voting power of FMR Corp. The power to vote or direct the voting of the shares of common stock held by the Fidelity Funds resides with the board of trustees of the Fidelity Funds. FMR Corp. through its control of Fidelity Management & Research Company and the Fidelity Funds, and Mr. Johnson each has sole power to dispose of 1,950,031 shares.

(2)	Central Securities Corporation filed a Schedule 13G on January 29, 2007, upon which Neoware has relied in making this disclosure.

(3)	T. Rowe Price Associates, Inc. filed a Schedule 13G on February 14, 2007, upon which Neoware has relied in making this disclosure. T. Rowe Price Associates, Inc. has sole voting power of 77,800 shares of Neoware’s common stock and the sole power to direct the disposition of 1,335,300 shares (or 6.6%) of Neoware’s common stock.

(4)	Putnam, LLC (d/b/a/ Putnam Investments) filed a Schedule 13G on February 13, 2007, upon which Neoware has relied in making this disclosure. Putnam, LLC wholly owns two registered investment advisers — Putnam Investment Management, LLC., which is the investment adviser to the Putnam family of mutual funds and beneficially owns 529,198 (or 2.7%) of the shares of Neoware commons stock subject to the Schedule 13G, and The Putnam Advisory Company, LLC, which is the investment adviser to Putnam’s institutional clients and beneficially owns 482,060 (or 2.4%) of the shares of Neoware commons stock subject to the Schedule 13G. Both subsidiaries have dispositive power over 1,001,240 shares of Neoware’s common stock as investment managers, but each of the mutual fund’s trustees has voting power over the shares held by each fund, and The Putnam Advisory Company, LLC. has shared voting power over 305,160 shares of Neoware’s common stock held by the institutional clients.

(5)	Includes options exercisable within 60 days of August 15, 2007 to purchase Neoware’s common stock issued pursuant to Neoware’s equity incentive plans as follows: Mr. Besier, 72,500 shares; Mr. Flanagan, 13,750 shares; Mr. Gathman, 43,750 shares; Mr. Kirwin, 36,250 shares; Mr. McCann, 33,750 shares; Mr. Ryan, 33,750 shares; Mr. Rubino, 157,000 shares; Mr. Schneck, 83,750 shares; Mr. Bolton, 22,500 shares; Mr. Kirby, 15,000 shares; and all executive officers and directors as a group, 507,000 shares.

(6)	Mr. Gathman beneficially owns 2,600 shares of common stock jointly with his wife.

Equity Compensation Plan Information
     The following table sets forth information about the shares of our common stock that may be issued as of June 30, 2007 upon the exercise of options under the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) and the 1995 Stock Option Plan (the “1995 Plan”), which were approved by the stockholders, and shares that may be issued under options under the 2002 Stock Option Plan (the “2002 Plan”), which was not approved by our stockholders.

(a)
	Number of		(c)
	securities to be		Number of securities
	issued upon	(b)	remaining available for
	exercise of	Weighted-average	future issuance under
	outstanding	exercise price of	equity compensation
	options,	outstanding	plans (excluding
	warrants and	options, warrants	securities reflected in
Plan category	Rights	and rights	column (a)
Equity compensation plans approved by security holders(1)	1,626,871	$13.08	1,438,645

Equity compensation plans not approved by security holders(2)	283,324	$13.00	—

	1,910,195	$13.08	1,438,645

(1)	The 2004 Plan, designed to provide equity compensation to certain of our employees, officers, directors and independent contractors, authorizes the grant of incentive and non-qualified options, stock appreciation rights, restricted shares and restricted share units. The 1995 Stock Option Plan, which was replaced by the 2004 Plan, authorized the granting of incentive and non-qualified stock options. The 1995 Plan was terminated on December 1, 2004 as to any shares available for future grant. Options granted under the 1995 Plan that terminate, expire or are canceled without having been exercised after December 1, 2004 will be available for grant under the 2004 Plan.

(2)	The 2002 Plan, which was designed to provide equity compensation to certain of our employees, officers, directors and independent contractors, authorized the granting of non-qualified stock options. A total of 700,000 shares were reserved for issuance under the 2002 Plan. The option price per share for any stock option granted under the 2002 Plan was not less than the last reported trade of Neoware’s common stock on the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) System on the date of grant or the day immediately preceding the date of grant. Upon the occurrence of a change in control, as defined under the 2002 Plan, the Board of Directors or committee appointed by the Board to administer the plan may, on a case-by-case basis, provide for the individual vesting of any unvested stock options held by a plan participant. The 2002 Plan did not permit the granting of incentive stock options or provide for automatic grants of options to non-employee directors. The 2002 Plan was not approved by our stockholders and was terminated on December 1, 2004 as to any shares available for future grant. Options granted under the 2002 Plan that terminate, expire or are canceled without having been exercised after December 1, 2004 will be available for grant under the 2004 Plan.
Changes in Control
     On July 23, 2007, we entered into an Agreement and Plan of Merger, or merger agreement, with HP and Narwhal Acquisition Corporation, the merger sub, pursuant to which HP has agreed to acquire all of the issued and outstanding shares of our common stock for a cash purchase price of $16.25 per share, which will result in a change in control of Neoware. For additional information regarding the pending merger, please see the information under the caption “Overview” within Part I, Item 1, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review and Approval of Related Person Transactions
     We review all relationships and transactions in which Neoware and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. All of our Board members and our executive officers must certify on an annual basis in a written questionnaire as to the existence of related person transactions as that term is defined in Item 404 of Regulation S-K. Our Audit Committee, with the advice of our General Counsel and outside counsel, then determines, based on the facts and circumstances, whether Neoware or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to Neoware or a related person are disclosed in our proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related party transaction, the Committee considers:
•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to Neoware;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of Neoware; and

•	any other matters the Committee deems appropriate.
          Since the beginning of the 2007 fiscal year, we have not engaged in any transaction or series of similar transactions, or any currently proposed transaction or series of similar transactions, to which Neoware or any of its subsidiaries was or is to be a participant (1) in which the amount involved exceeds $120,000 and (2) in which any of our directors, executive officers or persons known to us to be beneficial owners of more than 5% of our common stock, or members of the immediate families of those individuals, had or will have, a direct or indirect material interest.
Director Independence
     Please see the disclosure regarding director independence under the caption “Director Independence and Expertise” in Part III, Item 10, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
     The following table shows the fees billed to Neoware by its independent registered public accounting firm for services provided to us during the 2007 and 2006 fiscal years:

	Year Ended June 30,
	2007	2006
Audit Fees	$594,900	$614,781
Audit-Related Fees	311,970	—
Tax Fees	45,000	61,232
All Other Fees	—	13,538
•	Audit Fees consist of fees billed for professional services rendered for the audit of our annual financial statements, reviews of the financial statements included in our quarterly report on Forms 10-Q and work associated with issuing the independent registered accounting firm’s audit report on our internal controls over financial reporting.

•	Audit-Related Fees consist of services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.” In the 2007 fee paid to our independent registered public accounting firm primarily consist of pre-acquisition financial due diligence investigations.

•	Tax Fees consist of professional services rendered by the independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and tax advice.

•	All Other Fees in 2006 fiscal years paid to the independent registered public accounting firm primarily consist of work associated with our preliminary prospectus supplement filed with the Securities and Exchange Commission on February 7, 2006.
     The Audit Committee considered whether the services provided above are compatible with maintaining the independence of the independent registered public accounting firm.
Audit Committee Pre-Approval of Services and Fees
     The Audit Committee’s procedure is to review all proposed audit and non-audit services to be provided by the independent registered public accounting firm and, before engaging the independent registered public accounting firm, pre-approve the performance of such services and related fees. Any fee amounts pre-approved for the audit and audit-related services are updated to the extent necessary at the regularly scheduled meetings of the Audit Committee during the year. The independent registered public accounting firm and management must report to the Audit Committee actual fees versus those pre-approved periodically throughout the fiscal year.
     The Audit Committee has considered the above non-audit services and has determined that the provision of such services is compatible with maintaining the independence of the independent registered public accounting firm. All services rendered by KPMG LLP were permissible under applicable laws and regulations, and were pre-approved by the Audit Committee for the 2007 fiscal year.
     In the 2007 fiscal year, there were no fees paid to KPMG LLP under a de minimis exception to the rules that waives pre-approval for certain non-audit services

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
     The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K:
•	Consolidated Balance Sheets as of June 30, 2007 and 2006

•	Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2007, 2006 and 2005.

•	Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005.

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Management’s Annual Report on Internal Control Over Financial Reporting
Financial Statement Schedule
     The following financial statement schedule is filed as part of this Annual Report on Form 10-K for the years ended June 30, 2007, 2006 and 2005:
•	Schedule II — Valuation and Qualifying Accounts
     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibit
Number	Description update
2.1**	Agreement and Plan of Merger (the “Agreement”) dated as of October 25, 2005 by and among Neoware Systems, Inc., Rabbit Corporation, Maxspeed Corporation, and with respect to Section 2.3 and Article VIII only, Wei Ching and Chu Nei, and Wei Ching, as Shareholder Representative (Exhibit 2.1)(12)

2.2	Agreement and Plan of Merger made and entered into as of July 23, 2007, by and among Hewlett-Packard Company, Narwhal Acquisition Corporation and Neoware, Inc. (Exhibit 2.1)(20)

3.1	Certificate of Incorporation (Exhibit 3.1)(1)

3.2	Amendment to Certificate of Incorporation (Exhibit 3.2)(2)

3.3	By-laws (Exhibit 3.2)(3)

10.1†	1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.4)(5)

10.2†	Letter Agreement, dated October 18, 2005 from the Registrant. to Michael Kantrowitz. (Exhibit 10.1(4)

10.3†	Employment offer letter dated July 12, 2006 from the Registrant to Klaus P. Besier. (Exhibit 10.1)(15)

10.4†	Letter Agreement, dated December 9, 2002, between the Registrant and Eric R. Rubino. (Exhibit 10.2)(5)

10.5†	Termination and Service Agreement dated October 30, 2006 between the Registrant and Michael Kantrowitz (Exhibit 10.3)(4)

106†	Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003) (Exhibit 4.1)(6)

10.7†	Employment letter agreement dated October 30, 2006 from the Registrant to Klaus P. Besier (Exhibit 10.4)(4)

10.8†	Employment Agreement dated December 16, 2005 between the Registrant and Wei Ching (Exhibit 10.1(16)

10.9†	Letter Agreement, dated April 11, 2003, between the Registrant and Keith D. Schneck. (Exhibit 10.18)(7)

10.10†	Form of Incentive Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.15)(11)

10.11†	Form of Non-Qualified Stock Option Agreement under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002). (Exhibit 10.16)(11)

10.12†	Form of Non-Qualified Stock Option Agreement (Directors) under the Registrant’s 1995 Stock Option Plan (as amended on December 4, 2002) (Exhibit 10.13)(11)

10.13†	Form of Stock Option Agreement under in Registrant’s Amended and Restated 2002 Non-Qualified Stock Option Plan (as amended on June 30, 2003). (Exhibit 10.18)(11)

10.14†	Amended and Restated 2004 Equity Incentive Plan (Exhibit 10.1)(19)

10.15†	Separation Agreement and Release of all Claims between the Registrant and Roy Zatcoff. (Exhibit 10.2)(4)

10.16†	Form of Annual Director Grant Agreement under the Registrant’s 2004 Equity Incentive Plan (Exhibit 10.3)(8)

10.17†	Form of Incentive Stock Option Award Agreement under the Registrant’s 2004 Equity Incentive Plan (Exhibit 10.4)(8)

10.18†	Form of Non-Qualified Stock Option Award Agreement under the Registrant’s 2004 Equity Incentive Plan (Exhibit 10.6)(8)

10.19	Form of Stock Option Award Agreement for Optionees Residing in France under the Registrant’s 2004 Equity Incentive Plan (Exhibit 4.6)(10)

10.20†	2005 Executive Bonus Plan (Exhibit 10.7)(8)

Exhibit
Number	Description update
10.21†	Summary of Compensation Arrangement with Peter Bolton, Executive Vice President — Europe, Middle East and Africa and James Kirby, Executive Vice President Sales — Americas and APAC. (Exhibit 10.2)(17)

10.22	Lease Agreement between Liberty Property Limited Partnership and Neoware Systems, Inc. dated as of August 2, 2005 (Exhibit 10.1)(9)

10.23†	2006 Senior Officer Bonus Plan (Exhibit 10.1)(14)

10.24†	Separation Agreement and General Release of All Claims between the Registrant and Wei Ching dated November 17, 2006 (Exhibit 10.3)(17)

10.25†	Summary of Cash Compensation Policy for Non-Employee Directors. Exhibit 10.1 (18)

21.1*	Subsidiaries

23.1*	Consent of KPMG LLP

31.1*	Certification of Klaus P. Besier as President and Chief Executive Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Klaus P. Besier as President and Chief Executive Officer of Neoware, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Keith D. Schneck as Executive Vice President and Chief Financial Officer of Neoware, Inc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

†	Management contract or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 33-56834) filed with the SEC on January 7, 1993.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(3)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1999.

(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(6)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-107970) filed with the Securities and Exchange Commission on August 14, 2003.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed on September 15, 2003.

(8)	Filed as an Exhibit to the Registrant’s Form 10-Q for the quarter ended December 31, 2004.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on August 8, 2005.

(10)	Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-126533) filed with the Securities and Exchange Commission on July 12, 2005.

(11)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004.

(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2005.

(13)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2005.

(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on January 31, 2006.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 13, 2006.

(16)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

(17)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

(18)	Filed as an Exhibit to Registrant’s Current Report on Form 8K filed on November 2, 2006.

(19)	Filed as an Exhibit to Registrant’s Current Report on Form 8K filed on December 6, 2006.

(20)	Filed as an Exhibit to Registrant’s Current Report of Form 8K filed on July 23, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2007.

NEOWARE, INC.
By:	/s/ Klaus P. Besier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith D. Schneck
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Each person in so signing also makes, constitutes and appoints Klaus P. Besier, President and Chief Executive Officer, and Keith D. Schneck, Executive Vice President and Chief Financial Officer, and each of them severally, his or her true and lawful attorney-in-fact, in his or her name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Klaus P. Besier Klaus P. Besier	President, Chief Executive Officer and Director	September 12, 2007

Dennis Flanagan	Chairman of the Board and Director

/s/ David D. Gathman David D. Gathman	Director	September 12, 2007

/s/ John P. Kirwin John P. Kirwin	Director	September 12, 2007

/s/ Christopher G. McCann Christopher G. McCann	Director	September 12, 2007

/s/ John M. Ryan John M. Ryan	Director	September 12, 2007

/s/ Leslie Hayman Leslie Hayman	Director	September 12, 2007

FINANCIAL STATEMENTS
     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

NEOWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$75,983	$19,328
Restricted cash	389	—
Short-term investments	45,125	94,798
Accounts receivable, net of allowance for doubtful accounts of $651 and $1,854	18,431	16,877
Inventories	7,186	7,734
Prepaid income taxes	2,875	1,544
Prepaid expenses and other	2,851	1,687
Deferred income taxes	1,774	1,866

Total current assets	154,614	143,834

Property and equipment, net	2,655	1,586
Goodwill	37,501	37,761
Intangibles, net	8,670	12,175
Deferred income taxes	4,862	4,156
Other	81	61

	$208,383	$199,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,065	$8,989
Accrued compensation and benefits	3,842	2,021
Other accrued expenses	4,266	4,159
Restructuring reserve	421	600
Income taxes payable	316	158
Deferred revenue	1,638	973

Total current liabilities	18,548	16,900

Deferred income taxes	1,102	755
Deferred revenue	328	316

Total liabilities	19,978	17,971

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 20,235,493 and 20,040,891 shares issued and 20,135,493 and 19,940,891 shares outstanding	20	20
Additional paid-in capital	165,715	158,671
Treasury stock, 100,000 shares at cost	(100)	(100)
Accumulated other comprehensive income	2,672	556
Retained earnings	20,098	22,455

Total stockholders’ equity	188,405	181,602

	$208,383	$199,573

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2007	2006	2005
Net revenues	$90,401	$107,219	$78,784

Cost of products and services (includes stock-based compensation expense of $102 and $86 in 2007 and 2006)	56,035	61,607	43,833
Amortization of intangibles	1,367	1,260	737

Total cost of revenues	57,402	62,867	44,570

Gross profit	32,999	44,352	34,214

Sales and marketing	19,541	16,920	12,118
Research and development	6,899	6,030	3,850
General and administrative	12,259	10,211	6,866
Amortization of intangibles	2,403	1,965	1,058
Abandoned acquisition costs	874	—	34

Total operating expenses (includes stock-based compensation expense of $4,434 and $3,300 in 2007 and 2006)	41,976	35,126	23,926

Operating income (loss)	(8,977)	9,226	10,288

Interest income, net	4,158	1,937	859
Foreign exchange loss	(71)	(59)	(283)

Income (loss) before income taxes	(4,890)	11,104	10,864
Income tax expense (benefit)	(2,533)	4,007	3,425

Net income (loss)	$(2,357)	$7,097	$7,439

Earnings (loss) per share:
Basic	$(0.12)	$0.40	$0.47

Diluted	$(0.12)	$0.39	$0.46

Weighted average number of common shares outstanding:
Basic	19,990	17,665	15,931

Diluted	19,990	18,105	16,202

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except per share data)

					Accumulated
			Additional		Other	Retained
	Common Stock		Paid-in	Treasury	Comprehensive	Earnings
	Shares	Amount	Capital	Stock	Income	(Deficit)	Total

BALANCE AT JUNE 30, 2004	15,686,504	$16	$71,718	$(100)	$936	$7,919	$80,489

Net income	—	—	—	—	—	7,439	7,439
Translation adjustment	—	—	—	—	(818)	—	(818)

Total comprehensive income							6,621
Shares issued for acquisition	153,682	—	1,300	—	—	—	1,300
Exercise of warrants	13,000	—	122	—	—	—	122
Exercise of employee stock options	396,868	—	1,323	—	—	—	1,323
Tax benefits related to stock options	—	—	114	—	—	—	114

BALANCE AT JUNE 30, 2005	16,250,054	$16	$74,577	$(100)	$118	$15,358	$89,969
Net income	—	—	—	—	—	7,097	7,097
Translation adjustment	—	—	—	—	438	—	438

Total comprehensive income							7,535
Issuance of common stock, net of expenses	3,000,000	3	71,152	—	—	—	71,155
Share-based payment arrangements	11,290	—	3,386	—	—	—	3,386
Exercise of employee stock options	679,547	1	7,895	—	—	—	7,896
Excess tax benefits from stock option exercises	—	—	1,661	—	—	—	1,661

BALANCE AT JUNE 30, 2006	19,940,891	$20	$158,671	$(100)	$556	$22,455	$181,602
Net loss	—	—	—	—	—	(2,357)	(2.357)
Translation adjustment	—	—	—	—	2,116	—	2,116

Total comprehensive loss							(241)
Share-based payment arrangements	—	—	4,536	—	—	—	4,536
Exercise of employee stock options	194,602	—	1,832	—	—	—	1,832
Excess tax benefits from stock option exercises	—	—	676	—	—	—	676

BALANCE AT JUNE 30, 2007	20,135,493	$20	$165,715	$(100)	$2,672	$20,098	$188,405

See accompanying notes to consolidated financial statements.

NEOWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,357)	$7,097	$7,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Amortization of intangibles	3,770	3,225	1,795
Depreciation	574	421	290
In-process research and development	—	—	300
Non-cash share-based compensation	4,536	3,386	—
Tax benefit related to stock options	—	—	114
Deferred income tax benefit	(601)	(820)	(3)
Changes in operating assets and liabilities, net of effect from acquisitions-
Restricted cash	(390)	—	—
Accounts receivable	(1,452)	1,062	(6,156)
Inventories	549	(1,144)	(1,596)
Prepaid expenses and other	(2,435)	1,033	(753)
Accounts payable	(937)	(451)	2,641
Accrued expenses	1,822	(5,493)	3,143
Deferred revenue	651	115	33

Net cash provided by operating activities	3,730	8,431	7,247

Cash flows from investing activities:
Purchases of short-term investments	(172,275)	(95,233)	(48,829)
Sales of short-term investments	221,924	36,188	52,177
Purchases of property and equipment	(1,672)	(1,498)	(157)
Acquisition of Maxspeed, net of cash acquired	1,674	(11,982)	—
Purchase of TeleVideo thin client business	—	(3,520)	—
Purchase of Visara thin client business	—	(2,107)	(3,804)
Purchase of ThinTune thin client business, net of cash acquired	—	—	(10,087)
Purchase of Qualystem S.A.S. business, net of cash acquired	—	—	(4,232)
Purchase of Mangrove S.A.S. business, net of cash acquired	—	—	(2,744)

Net cash provided by (used in) investing activities	49,651	(78,152)	(17,676)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	71,155	—
Exercise of stock options and warrants	1,832	7,896	1,445
Excess tax benefit from share-based payment arrangements	676	1,661	—
Repayments of capital leases	—	—	(6)

Net cash provided by financing activities	2,508	80,712	1,439

Effect of foreign exchange rate changes on cash	766	52	156

Increase (decrease) in cash and cash equivalents	56,655	11,043	(8,834)

Cash and cash equivalents, beginning of year	19,328	8,285	17,119

Cash and cash equivalents, end of year	$75,983	$19,328	$8,285

Supplemental cash flow disclosures:
Cash paid for income taxes	$473	$6,189	$918
Issuance of common stock for purchase of Mangrove Systems, S.A.S.	—	—	1,300
See accompanying notes to consolidated financial statements.

NEOWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Business
     Neoware, Inc. (“we”, “us”, and “our” refer to Neoware, Inc. and all of its subsidiaries) provides thin client computing solutions. Our thin client software and devices enable organizations to enhance security, improve manageability, increase reliability and lower the up-front and ongoing cost of computing. Our software powers, secures and manages thin client devices and traditional personal computers, enabling these devices to run Windows® and web applications across a network, as well as to connect to mainframes, mid-range, UNIX and Linux systems. We differentiate our thin client computing solutions by using a software-centric approach that is focused on providing standards-based technology that enables our customers to integrate our solutions into their existing IT infrastructure, leveraging their existing investments and lowering the overall cost of deployment and implementation.
     Principles of Consolidation
     The consolidated financial statements include the accounts of Neoware, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     Use of Estimates
     The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include judgments related to revenue recognition; the valuation of intangibles and goodwill; accounting for income taxes; inventory valuation; and stock-based compensation. Actual results could differ from those estimates.
     Reclassification
     The June 30, 2006 consolidated balance sheet has been revised to reflect a reclassification from cash and cash equivalents to short-term investments. This revision did not impact the consolidated statement of operations for the year ended June 30, 2006. However, this revision increased cash flows used in investing activities and decreased the increase in cash and cash equivalents in the consolidated statement of cash flows for the year ended June 30, 2006. The impact of this reclassification and revision on the previously issued consolidated balance sheet and statements of cash flows is as follows (in thousands):

June 30, 2006	As Reported	Adjustment	As Adjusted
Cash and cash equivalents	$86,223	$(66,895)	$19,328
Short-term investments	27,903	66,895	94,798
Net cash used in investing activities	(11,257)	(66,895)	(78,152)
Increase in cash and cash equivalents	77,938	(66,895)	11,043
     Cash and Cash Equivalents
     Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Excess cash is invested in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

     Short-Term Investments
     We classify our investments as available-for-sale securities or held-to-maturity securities. Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. To date, unrealized gains and losses have been immaterial. Held-to-maturity investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using the effective interest method. Held-to-maturity investments consist of debt securities which we have the ability and the intention to hold these investments to maturity and accordingly, they are not adjusted for temporary declines in their fair value. The contractual maturities of short-term investments are a year or less. The difference between cost and fair value of held-to-maturity investments is not material.
     The following table provides a summary of short-term investments (in thousands):

	June 30,
	2007	2006
Held-to-maturity:
Certificates of deposit	$—	$315

Available-for-sale:
Corporate and municipal notes and bonds and asset-backed securities	45,125	94,483

	$45,125	$94,798

     Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
     Financial Instruments
     Our financial instruments, primarily cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.
     Property and Equipment
     Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the remaining lease term, if shorter. The estimated useful life of furniture and equipment and computer equipment is generally three to seven years and the estimated useful life of leasehold improvements is generally the lesser of seven years or the remaining lease term.
     Goodwill and Other Intangibles
     Goodwill represents the excess of the purchase price of net tangible and identifiable intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent acquired technology, customer and distribution relationships, non-compete agreements and tradenames acquired.
     Equity-Based Compensation
     In July 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) which was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform the services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows. We adopted SFAS No. 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption.

Classification of Stock-Based Compensation Expense
     Stock-based compensation is as follows (in thousands):

	Year Ended June 30,
	2007	2006	2005
Cost of revenues	$102	$86	$—
Selling and marketing	1,353	1,238	—
Research and development	376	394	—
General and administrative	2,705	1,668	—

	$4,536	$3,386	$—

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
Fair Value Disclosures — Prior to SFAS No. 123R Adoption
     Before the adoption of SFAS No. 123R we applied APB Opinion No. 25 to account for our stock-based awards. Under APB Opinion No. 25, we were not required to recognize compensation expense for the cost of stock options. Had we adopted SFAS No. 123 at the beginning of fiscal 2005, the impact would have been as follows:

Year Ended
June 30, 2005
Net income
As reported	$7,439
Less:
Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,410)
Stock-based employee compensation expense related to acceleration of certain unvested stock options, net of tax	(3,300)

Pro forma	$729

Basic earnings per share:
As reported	$0.47

Pro forma	$0.05

Diluted earnings per share:
As reported	$0.46

Pro forma	$0.05

     The fair value of stock-based awards to employees during fiscal 2005 was estimated at the date of grant using the Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

Expected term	7 years
Expected volatility	113% - 121%
Weighted average volatility	117%
Risk-free rate	3.6% - 4.4%
     The above assumptions were used to determine the weighted average per share fair value of $8.55 for stock options granted during fiscal 2005.
Valuation Assumptions for Options Granted during Fiscal 2007 and 2006
     The fair value of each stock option granted under our equity compensation plan was estimated at the date of grant using Black-Scholes, assuming no dividends and using the following valuation assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, and calculated on a daily basis.

	Year Ended June 30,
	2007	2006
Expected term	5.3 years	5.5 years
Expected volatility	64% - 77%	74% - 87%
Weighted average volatility	72%	77%
Risk-free rate	4.5% - 5.1%	3.9% - 5.2%
Weighted average per share fair value	$8.42	$11.22
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
     A summary of the status of our stock option plans as of June 30, 2007 is presented below:

		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term	(in thousands)
Outstanding as of June 30, 2006	1,956,568	$12.75
Granted	513,000	13.01
Exercised	(200,248)	9.16
Terminated	(359,125)	13.38

Outstanding as of June 30, 2007	1,910,195	13.08	6.5	$3,110

Options exercisable at June 30, 2007	1,027,050	$13.93	4.7	$1,458
Options expected to vest at June 30, 2007	609,370	$12.09	8.6	$1,652
Options available for future grants at June 30, 2007	1,438,645
     The total intrinsic value of options exercised in fiscal 2007 was $559,000. Upon exercise of stock options, we issue authorized, but unissued shares.
     As of June 30, 2007, there was $5.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to stock options granted under the Plan. This cost is expected to be recognized over a weighted-average period of 2.6 years.
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
     During fiscal 2007 we did not grant any non-vested stock awards. Changes in our non-vested stock awards for fiscal 2007 were as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested as of June 30, 2006	11,290	$13.29
Vested	(5,646)	13.29

Unvested as of June 30, 2007	5,644	13.29

     As of June 30, 2007, there was $26,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to restricted stock granted under the Plan. This cost is expected to be recognized over a weighted-average period of 0.5 years.
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
     Beginning in March 2007 changes were introduced to our post-contract support services whereby the cost to provide these services are not expected to be insignificant and unspecified upgrades and enhancements are expected to be more than minimal and infrequent. As a result, in March 2007 we began to defer revenue related to these post services from sales of our products which include one year of post contract support services. Prior to March 2007 revenue related to post-contract support services was generally recognized with the initial product sale when the fee was included with the initial product fee, post-contract services were for one year or less, the estimated cost of providing such services during the arrangement was insignificant, and unspecified upgrades and enhancements offered during the period were expected to continue to be minimal and infrequent. Revenue from extended warranty and stand alone post-contract support service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract. Vendor specific objective evidence of these amounts is determined by the price charged when these elements are sold separately.
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

     Concentrations of Credit Risk and Dependence on Supplier
     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. We primarily invest our excess cash in corporate notes, government securities, auction rate securities, certificates of deposit, and other specific money market instruments of similar liquidity and credit quality. We are exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. We generally do not require collateral related to accounts receivable. We maintain allowances for credit losses based on various factors, including changes in customers’ ability to pay due to bankruptcy, cash flow issues or other changes in the customer’s financial condition, significant payment delays and other economic conditions.
     The following table sets forth sales to customers comprising 10% or more of our net revenue and accounts receivable balances:

	Year Ended June 30,
	2007	2006	2005
Net revenues
North American distributor	11%	*	10%
Lenovo	*	17%	5%
North American customer	*	11%	*
IBM	*	*	14%

	June 30,
	2007	2006
Accounts receivable
North American distributor	15%	*
North American customer	*	17%
Billing agent for Lenovo	*	11%

(*)	Amounts do not exceed 10% for such period
     In April 2005, in connection with the sale of IBM’s Personal Computing Division to Lenovo Group Limited, we entered into an agreement with Lenovo, under which Lenovo can purchase our products under the same terms as IBM. Our agreement with IBM remains in effect.
     IBM and Lenovo and our distributors resell our products to individual resellers and/or end-users. The percentage of revenue derived from IBM, Lenovo, individual distributors, resellers or end-users can vary significantly from year to year. In addition to our direct sales to IBM and Lenovo, IBM and Lenovo can purchase our products through individual distributors and/or resellers. Furthermore, IBM can influence an end-user’s decision to purchase our products even though the end-user may not purchase our products through IBM or Lenovo. While it is difficult to quantify the net revenues associated with these purchases, we believe that these sales are significant and can vary significantly from quarter to quarter.
     Net revenues from sales outside of the United States, primarily in Europe, Middle East and Africa (EMEA) represented approximately 41%, 33% and 40% of net revenues, respectively, in fiscal 2007, 2006 and 2005, including net revenue from sales to the United Kingdom of 12% in fiscal 2005. No single country outside of the United States accounted for more than 10% of net revenue in fiscal 2007 and 2006.
     We depend upon a limited number of single source suppliers for the design and manufacture our thin client devices and for several of the components in them. During fiscal 2005, we accommodated one of its suppliers by purchasing products for inventory in advance of our contractual obligations due to the supplier’s cash liquidity constraints, which increased inventory and decreased cash balances. Additionally, a domestic supplier that we added in fiscal 2005 requires payments in advance of our receipt of their product. We had outstanding advances to this supplier of $1.1 million at June 30, 2007, which was recorded as a prepaid expense. Although we have identified alternative suppliers that could produce comparable products, it is likely there would be an interruption of supply during any transition, which would limit our ability to ship product to fully meet customer demand. If this were to happen, our revenues would decline and our profitability would be adversely impacted.

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
     Income Taxes
     Under the asset-and-liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We considered projected income in future periods, prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of these deferred tax assets, an adjustment to the valuation allowance would increase earnings in the period such determination was made. Likewise, should we determine that we would not be able to realize all or a portion of our remaining deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination was made.
     Comprehensive Income (Loss)
     We classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the consolidated balance sheets. Excluding net income, our source of other comprehensive income (loss) is unrealized income (loss) relating to foreign currency exchange rate fluctuations.
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
     Impairment of Goodwill
     We review goodwill and intangible assets with indefinite useful lives for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangibles Assets". SFAS No. 142 requires that we perform the goodwill impairment test annually or when a change in facts and circumstances indicate that the fair value of the reporting unit may be below its carrying amount. We operate in one reporting unit and perform our annual SFAS No. 142 impairment test as of June 30 of each year. As of June 30, 2007 and 2006 our fair value exceeds our carrying value and, accordingly, goodwill was not impaired. In the fourth quarter of fiscal 2007 we determined that certain tradenames were no longer going to be utilized and we wrote off the remaining net book value by recording additional amortization expense of $250,000.
     Impairment of Long-Lived Assets
     We review long-lived assets, including property and equipment and intangible assets with estimable useful lives, for impairment whenever an event or change in facts and circumstances indicates that their carrying amount may not be recoverable. We assess impairment of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event of an impairment indicator, we would determine the recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized would be the amount by which the carrying amount exceeds the fair market value of the asset.
     Recent Accounting Pronouncements
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
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB 108 is effective for our fiscal year ending June 30, 2007. We adopted SAB 108 during the quarter ended June 30, 2007. The adoption of SAB 108 did not have any impact on our consolidated financial statements.
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109) (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements.
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We adopted EITF 06-3 as of January 1, 2007. The adoption of EITF 06-3 did not have a significant impact on our consolidated financial statements.
Note 1. Business Combinations
     Fiscal 2006 Acquisitions
     Maxspeed Corporation
     In November 2005, we completed the acquisition, pursuant to a merger, of Maxspeed Corporation (“Maxspeed”), a provider of thin client solutions, headquartered in Palo Alto, California, with research, development and sales offices in Shanghai, China. Before taking into account Maxspeed’s cash balance, the initial consideration paid was $19.3 million in cash, including transaction costs, subject to adjustment based on a final determination, to be made at our election, of Maxspeed’s cash and net working capital at closing. Additionally, $1.4 million of the consideration was held back to fund restructuring costs that were identified as of the closing date. A total of $979,000 in restructuring costs have been incurred through June 30, 2007 for termination of employees and lease restructuring. The remaining balance will be used to cover agreed upon lease obligations with any residual balance payable to the Maxspeed shareholders after the expiration of the lease.
     The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price, based on an independent valuation, is as follows (in thousands):

Cash and equivalents	$7,290
Short-term investments	877
Inventory	3,468
Deferred taxes	4,617
Other assets	1,041
Customer relationships	2,500
Acquired technology	1,100
Non-compete agreements	1,100
Goodwill	620
Accounts payable and accrued expenses	(3,615)
Restructuring reserve	(1,400)

17,598
Less cash acquired	(7,290)

$10,308

     Goodwill decreased in fiscal 2007 due to the collection of $1.7 million related to settlement of a claim against the escrow we held in connection with our acquisition of Maxspeed Corporation. The purchase price is subject to potential adjustment of the valuation allowance related to the Maxspeed deferred tax assets.
     The results of operations of Maxspeed have been included in our statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Maxspeed’s business as if the acquisition were consummated on July 1, 2005.
     TeleVideo, Inc.
     In October 2005, we completed the acquisition of the thin client business of TeleVideo, Inc. (“TeleVideo”) for $3.5 million in cash, including transaction costs. We acquired substantially all of the assets of TeleVideo’s thin client business, including all thin client assets, a trademark license, product brands, customer lists, customer contracts and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The allocation of the purchase price, based on an independent valuation, is as follows: $2.3 million to goodwill, $1.1 million to customer relationships, and $100,000 to tradenames.
     The results of operations of the TeleVideo thin client business have been included in our statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the TeleVideo thin client business as if the acquisition were consummated on July 1, 2005.

     Fiscal 2005 Acquisitions
     Qualystem Technology S.A.S.
     In April 2005, we acquired all of the outstanding stock of Qualystem Technology S.A.S. (Qualystem), a provider of software that streams Windows® and application components on-demand from a server to other servers, personal computers, and thin clients, for $4.5 million in cash, including transaction costs.
     The acquisition was accounted for using the purchase method of accounting and the purchase price has been allocated, based on an independent valuation, as follows (in thousands):

Cash	$270
Short-term investments	44
Other assets	173
Liabilities	(316)
In-process research and development	300
Acquired technology	600
Non-compete agreements	200
Goodwill	3,231

4,502
Less cash acquired	(270)

$4,232

     The acquired in-process research and development was expensed and the related charge is included in income from operations for the year ended June 30, 2005. The results of operations of the Qualystem business have been included our statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Qualystem as if the acquisition was consummated on July 1, 2005.
     ThinTune Thin Client Business
     In March 2005, we acquired the ThinTune thin client business of eSeSIX Computer GmbH (eSeSIX Computer) and on March 4, 2005 acquired all of the outstanding stock of eSeSIX Information-Technologies (eSeSIX Tech), eSeSIX Computer’s development and engineering affiliate. eSeSIX Computer and eSeSIX Tech are collectively referred to as the ThinTune thin client business. The purchase consideration was $10.1 million in cash, including transaction costs.
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

$10,087

     The results of operations of the ThinTune business have been included in our statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the ThinTune business as if the acquisition was consummated on July 1, 2005.

     Mangrove Systems S.A.S.
     In January 2005, we acquired all of the outstanding stock of Mangrove Systems S.A.S. (Mangrove), a provider of Linux software solutions, for $2.8 million in cash, including transaction costs, and 153,682 shares of our common stock valued at $1.3 million.
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

$2,744

     The results of operations of Mangrove have been included in our statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of Mangrove as if the acquisition was consummated on July 1, 2005.
     Visara International, Inc.
     In September 2004, we acquired the thin client business of Visara International, Inc. (Visara), for $3.8 million in cash, including transaction costs, plus a potential earn-out. In fiscal 2006 $2.1 million related to the earn-out was paid and recorded as additional goodwill.
     We acquired substantially all of the assets of the Visara thin client business, including customer lists, intellectual property and technology, and also entered into reseller, supplier and non-competition agreements. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated, based on an independent valuation, as follows: $4.3 million to goodwill, $1.0 million to acquired technology and $650,000 to customer relationships.
     The results of operations of the Visara thin client business have been included in our statements of operations from the date of the acquisition. The pro forma results of operations disclosed below give effect to the acquisition of the Visara thin client business as if the acquisition was consummated on July 1, 2005.
     Pro Forma Results of Operations
     The following unaudited pro forma information presents the results of our operations as though the Maxspeed, TeleVideo, Qualystem, ThinTune, Mangrove and Visara acquisitions had been completed as of July 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition been completed as of July 1, 2004 or the results that may occur in the future (in thousands, except per share data):

	Year Ended June 30,
	2006	2005
Total net revenue	$111,326	$102,842
Net income	5,307	2,901
Basic earnings per share	0.30	0.18
Diluted earnings per share	0.29	0.18

Note 2. Inventory
     Inventory consists of the following (in thousands):

	Year Ended June 30,
	2007	2006
Purchased components and subassemblies	$1,545	$3,243
Finished goods	5,641	4,491

	$7,186	$7,734

Note 3. Property and Equipment
     Property and equipment consists of the following (in thousands):

	Year Ended June 30,
	2007	2006
Computer equipment and software	$3,491	$2,304
Office furniture and equipment	1,177	1,013
Leasehold improvements	550	503

	5,218	3,820
Less – accumulated depreciation and amortization	(2,563)	(2,234)

	$2,655	$1,586

     Depreciation and amortization expense was $574,000, $421,000 and $290,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Note 4. Goodwill and Intangible Assets
     The carrying amount of goodwill was $37.5 million and $37.8 million at June 30, 2007 and 2006, respectively. Goodwill decreased in fiscal 2007 due to the collection of $1.7 million related to settlement of a claim against the escrow we held in connection with our acquisition of Maxspeed Corporation, offset by the impact of changes in foreign currency exchange rates.
     Intangible assets with finite useful lives are amortized on a straight-line basis over their respective estimated useful lives. The following table provides a summary of our intangible assets (in thousands):

		June 30, 2007
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount
Tradenames	Indefinite	$121	$—	$121
Non-compete agreements	2-5 years	1,693	916	777
Customer relationships	2-5 years	7,384	3,499	3,885
Distributor relationships	5 years	2,325	2,294	31
Acquired technology	5-10 years	7,500	3,644	3,856

		$19,023	$10,353	$8,670

		June 30, 2006
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	useful life	Amount	Amortization	Amount
Tradenames	Indefinite	$360	$—	$360
Non-compete agreements	2-5 years	1,700	448	1,252
Customer relationships	2-5 years	7,350	2,031	5,319
Distributor relationships	5 years	2,325	2,079	246
Acquired technology	5-10 years	7,506	2,508	4,998

		$19,241	$7,066	$12,175

     The weighted average remaining lives of the intangible assets as of June 30, 2007 are as follows:

Non-compete agreements	1.8 years
Customer relationships	2.9 years
Distributor relationships	1.3 years
Acquired technology	2.9 years
     Amortization expense of intangible assets is set forth below (in thousands):

	Year Ended June 30,
	2007	2006	2005
Tradenames	$250	$—	$—
Non-compete agreements	498	368	50
Customer relationships	1,440	1,192	603
Distributor relationships	215	465	465
Acquired technologies	1,367	1,200	677

	$3,770	$3,225	$1,795

In the fourth quarter of fiscal 2007 we determined that certain tradenames were no longer going to be utilized and we wrote off the remaining net book value by recording additional amortization expense of $250,000.
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
     The following table provides estimated future amortization expense related to intangible assets (assuming there is no write down associated with these intangible assets causing an acceleration of expense or changes in foreign currency exchange rates) (in thousands):

Future
Year Ending June 30,	Amortization
2008	$3,293
2009	2,857
2010	1,879
2011	496
2012	24

$8,549

Note 5. Offering Basis Loan Agreement
     In December 2004, we entered into an Offering Basis Loan Agreement with a bank under which we can request short-term loan advances up to an aggregate principal amount of $10.0 million. Upon such request, the bank would provide us with the interest rate, terms and conditions applicable to the requested loan advance. The funds would be committed upon agreement of such terms by both parties. Unless otherwise agreed to by the bank, the term for any advance cannot exceed 180 days. There were no borrowings under the Offering Basis Loan Agreement during fiscal years 2007, 2006 and 2005.
Note 6. Commitments and Contingencies
     We lease our principal facilities and furniture and fixtures under noncancelable operating leases. The remaining terms of these leases range from three months to three years. Rent expense under these leases was $910,000, $910,000 and $584,000 in fiscal 2007, 2006 and 2005, respectively.
     The following table provides future minimum lease payments under operating leases at June 30, 2007 (in thousands):

Year Ending June 30,
2008	$961
2009	694
2010	486
2011	456
2012	424
Thereafter	143

$3,164

     We have arrangements with certain officers that provide for certain levels of base compensation, fringe benefits and incentives. Some of the arrangements provides for salary continuance of up to one year if terminated upon certain conditions. In addition, all of the agreements provide for severance payments in the event of a change in control and the officer is not extended a similar position after the change in control. If a change of control had occurred on June 30, 2007, and all of the executive officers had been terminated, the severance obligations would have aggregated approximately $2.2 million and we are further obligated to accelerate the vesting of certain officer’s unvested stock options.
     We also have open purchase obligations totaling $18.3 million as of June 30, 2007.
     In the normal course of business we may be a party to various claims. We believe that the ultimate resolution of any such claims would not have a material impact on our financial position or operating results.

Note 7. Guarantees
     Indemnifications
     In the ordinary course of business, from time-to-time we enter into contractual arrangements under which we may agree to indemnify our customer or supplier for losses incurred by the customer arising from certain events as defined within the particular contract, which may include, for example, litigation or intellectual property infringement claims.
     Warranty
     We provide for the estimated cost of product warranties at the time it recognizes revenue. We actively monitor and evaluates the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. Our standard warranty service period ranges from one to three years.
     The changes in our warranty liability are as follows (in thousands):

Accrued warranty cost at June 30, 2006	$1,177
Settlements made	(689)
Provisions for warranties	441

Accrued warranty cost at June 30, 2007	$929

Note 8. Income Taxes
     The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2007	2006	2005
Current:
Federal	$(2,553)	$3,483	$2,841
State	(84)	365	209
International	478	857	414

	(2,159)	4,705	3,464

Deferred:
Federal	(239)	(725)	(164)
State	(569)	(67)	62
International	434	94	63

	(374)	(698)	(39)

	$(2,533)	$4,007	$3,425

     Pretax income from international operations was $2.9 million, $2.6 million, and $1.1 million in fiscal 2007, 2006 and 2005, respectively. The tax benefits associated with employee stock options exercises reduced taxes currently payable by approximately $676,000, $1.7 million, and $114,000 in fiscal 2007, 2006 and 2005, respectively. This benefit was recorded as an increase in additional paid-in capital.

     The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

	Year Ended June 30,
	2007	2006	2005
Federal tax at statutory rate	(34.0)%	34.0%	34.0%
State taxes	(8.8)	1.8	1.6
Impact of foreign taxes	(1.4)	0.5	1.0
Impact of EIE	(2.1)	(2.1)	(3.4)
Statutory stock options – 123R	18.7	6.0	—
Tax exempt interest	(23.1)	(4.9)	(1.7)
Non-deductible expenses and other	(1.1)	0.8	—

	(51.8)%	36.1%	31.5%

     Significant components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended June 30,
	2007	2006
Deferred tax assets:
Net operating loss and capital loss carryforwards	$6,977	$6,940
Deferred revenue and accruals not currently deductible	2,274	2,283
R&E and other credit carryforwards	782	782
Other	1,497	1,196

Deferred tax assets	11,530	11,201
Valuation allowance	(2,361)	(2,348)

	9,169	8,853

Deferred tax liabilities:
Goodwill and intangible assets – difference in basis and amortization periods	(3,635)	(3,586)

Net deferred tax assets	$5,534	$5,267

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods and in the tax jurisdictions in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, limitations on the utilization of tax net operating loss carryforwards and tax planning strategies in making this assessment.
     As of June 30, 2007, we had state tax loss carryforwards in multiple jurisdictions with various expiration dates. We believe that, except for the losses in the states in which pre-acquisition state tax loss carryforwards of Maxspeed exist, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
     As of June 30, 2007, we have, through our acquisition of Maxspeed, U.S. Federal net operating loss carryforwards of approximately $14.1 million which will expire from 2018 to 2023; Federal research and experimentation credits of approximately $523,000 which will expire from 2017 to 2019; state tax net operating loss carryforwards of approximately $6.8 million with various expiration dates; and state tax credit carryforwards of $392,000 with various expiration dates.
     In connection with the fiscal 2006 acquisition of Maxspeed, Maxspeed incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986. As a result, the availability of Maxspeed’s approximate $14.9 million net operating loss carryforwards realized prior to the change in ownership to offset post-acquisition taxable income is limited to approximately $1.3 million annually for the first five years after the date of acquisition and approximately $798,000 thereafter, excluding taxable income generated from the disposition of pre-acquisition assets which have a built-in gain. Approximately $800,000 of this loss was used in fiscal 2006.

     As of June 30, 2007 and 2006, we had a valuation allowance for certain state and capital loss carryforwards and credits of $2.3 million. To the extent that we realize the benefit from these acquired deferred tax assets, goodwill will be adjusted.
     U.S. federal and state income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently.
Note 9. Earnings per Share
     The following table sets forth the computation of basic and diluted earning per share (in thousands, except share and per share data):

	Year Ended June 30,
	2007	2006	2005
Net income (loss)	$(2,357)	$7,097	$7,439

Weighted average shares outstanding:
Basic	19,990	17,665	15,931
Effect of dilutive warrants and employee stock options	—	440	271

Diluted	19,990	18,105	16,202

Earnings (loss) per common share:
Basic	$(0.12)	$0.40	$0.47

Diluted	$(0.12)	$0.39	$0.46

     For the years ended June 30, 2007, 2006 and 2005, an aggregate of 967,000, 93,000 and 1,354,000, stock options and warrants, respectively, were excluded from the calculation of dilutive earnings per share because they are out-of –the-money options and their inclusion would have been anti-dilutive.
     In addition, for the year ended June 30, 2007 53,000 common stock equivalents, respectively, were not included in the computation of diluted loss per share because we had a net loss and inclusion of these common stock equivalents would have been anti-dilutive.
Note 10. Benefit Plan
     We sponsor a 401(k) saving plan (the “Plan”) for all of its employees who meet certain age and years of employment requirements. Participants may make voluntary contributions to the Plan and we make a matching contribution of 50% of the first 6% of such contributions up to a maximum of $1,000 per participant per year. Our contributions were $95,000, $85,000 and $71,000 in fiscal 2007, 2006 and 2005, respectively.
Note 11. Related Party Transactions
     For the fiscal year ended June 30, 2007, 2006 and 2005 we had sales of $34,000, $84,000 and $91,000, respectively to a customer of which one of our directors is an executive officer and director. Accounts receivable from this customer was $4,000 and $22,000 at June 30, 2007 and 2006, respectively.

Note 12. Unaudited Quarterly Results
     The following table sets forth certain unaudited consolidated financial data for each of the quarters within the fiscal years ended June 30, 2006 and 2005. This information has been derived from our Consolidated Financial Statements, and in management’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future periods (in thousands, except per share data).

	Fiscal Year 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$21,560	$23,776	$22,070	$22,995
Gross profit	7,186	9,862	8,214	7,737
Operating loss	(2,206)	(2,950)	(1,007)	(2,814)
Net income (loss)	(1,052)	595	(1,099)	(801)

Earnings (loss) per share:
Basic	$(0.05)	$0.03	$(0.05)	$(0.04)
Diluted	$(0.05)	$0.03	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic	19,943	19,965	20,000	20,053
Diluted	19,943	20,010	20,000	20,053

	Fiscal Year 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$26,543	$29,337	$27,787	$23,552
Gross profit	10,701	12,905	12,096	8,650
Operating income	2,635	3,661	3,119	(189	)(a)
Net income	1,841	2,541	2,313	402

Earnings per share:
Basic	$0.11	$0.15	$0.13	$0.02
Diluted	$0.11	$0.15	$0.12	$0.02

Weighted average shares outstanding:
Basic	16,271	16,492	18,023	19,874
Diluted	16,434	17,088	18,848	20,408

(a)	Includes revenue reserves of $675,000 for amounts invoiced in the fourth quarter of fiscal 2006 and a provision for doubtful accounts of $385,000 related to one of our German distributors.
Note 13. Subsequent Event
     On July 23, 2007, we entered into an Agreement and Plan of Merger, or merger agreement, with Hewlett-Packard Company or HP, pursuant to which HP has agreed to acquire all of the issued and outstanding shares of our common stock for a cash purchase price of $16.25 per share. The closing of the merger is subject to customary closing conditions, including regulatory review and Neoware stockholder approval. Our stock options having an exercise price less than $16.25 per share will become fully vested and converted into the right to receive an amount equal to the product of (x) the aggregate number of shares that were issuable upon exercise of the option immediately prior to the effective time of the merger and (y) the excess, if any, of $16.25 over the per share exercise price. Options having an exercise price per share equal to or greater than $16.25 per share will be cancelled without payment or consideration. Each outstanding award of our restricted stock held by an employee who becomes an employee of HP immediately after the merger that is subject to vesting or other lapse restrictions and has not otherwise been forfeited immediately prior to the merger will (a) be subject to, and will become vested upon, terms and conditions that are substantially similar to those currently applicable to such restricted stock, (b) represent the right to receive the merger consideration as each share vests, subject to applicable withholding requirements, and (c) continue to be subject to the other terms and conditions of the applicable initial documentation for such restricted stock.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Year Ended June 30,
	2007	2006	2005
	(in thousands)
Allowance for doubtful accounts:

Balance at beginning of year	$1,854	$761	$526
Provision for doubtful accounts, net (a)	12	1,060	—
Provision assumed in acquisitions	—	84	359
Deductions	(1,215)	(51)	(124)

Balance at end of year	$651	$1,854	$761

(a)	Includes revenue reserve of $675,000 for amounts invoiced in the fourth quarter of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Neoware, Inc.:
     We have audited the accompanying consolidated balance sheets of Neoware, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. In connection with our audits of those consolidated financial statements, we have also audited the related financial statement schedules as listed in the accompanying index in Item 15. We also have audited Neoware, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoware Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Neoware, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
Philadelphia, Pennsylvania
September 12, 2007

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     We are responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting as defined in Exchange Act Rule 13A-15(f). We have assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework.
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
     Based on this assessment, we have determined that as of June 30, 2007, Neoware has effective internal control over financial reporting.